Form 10-Q
period 1996-03-31
AETRIUM INC
filed 1996-05-13
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                          Commission File No. 000-22166



                              AETRIUM INCORPORATED
             (Exact name of registrant as specified in its charter)



          MINNESOTA                                     41-1439182
 (State or other jurisdiction              ( I.R.S. Employer Identification No.)
     of incorporation or
        organization)


 2350 HELEN STREET, NO. ST. PAUL, MINNESOTA               55109
 ( Address of principal executive offices)              (Zip Code)


                                 (612) 770-2000
                         (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes ___X___    No __________



Number of shares of Common Stock, $.001 par value, outstanding
as of April 30, 1996                            8,358,588
                                                ---------



                              AETRIUM INCORPORATED

                                      INDEX


                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                    Consolidated Balance Sheets as of March 31, 1996 (unaudited) and
                    December 31, 1995                                                        3-4

                    Consolidated Statements of Income (unaudited) for the three
                    months ended March 31, 1996 and 1995                                      5

                    Consolidated Statements of Cash Flows (unaudited) for the three
                    months ended March 31, 1996 and 1995                                      6

                    Notes to unaudited consolidated financial statements                      7

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                     8-9



PART II.  OTHER INFORMATION

                    Legal Proceedings                                                         10

                    Changes in Securities                                                     10

                    Defaults Upon Senior Securities                                           10

                    Submission of Matters to a Vote of Security Holders                       10

                    Other Information                                                         10

                    Exhibits and Reports on Form 8-K                                          10



SIGNATURES                                                                                    11



PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           March 31,          December 31,
                                                                             1996                 1995
                                                                     -------------------- --------------------
                                                                           (Unaudited)           (Audited)
                                                                         (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                                                 $30,119              $35,291
   Accounts receivable, net                                                   11,453               10,442
   Inventories                                                                10,081                8,661
   Deferred tax asset                                                            904                  904
   Other current assets                                                          253                  440
                                                                  -------------------- --------------------
      Total current assets                                                    52,810               55,738
                                                                  -------------------- --------------------

Property and equipment:
   Furniture and fixtures                                                        727                  517
   Equipment                                                                   3,252                2,946
                                                                  -------------------- --------------------
                                                                               3,979                3,463
   Less accumulated depreciation and
   amortization                                                               (1,811)              (1,865)
                                                                  -------------------- --------------------
      Property and equipment, net                                              2,168                1,598

Noncurrent deferred tax asset                                                  2,704                2,704
Intangible and other assets, net                                               1,525                1,560
                                                                  -------------------- --------------------

                Total assets                                                 $59,207              $61,600
                                                                  ==================== ====================


See accompanying notes to the consolidated financial statements.


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         March 31,          December 31,
                                                                           1996                 1995
                                                                  -------------------- --------------------
                                                                         (Unaudited)           (Audited)
                                                                         (in thousands, except share data)
Current liabilities:
   Acquisition related obligation                                            $     0              $ 7,507
   Current portion of long-term debt                                               0                   40
   Trade accounts payable                                                      3,218                1,732
   Accrued compensation                                                        1,294                  996
   Accrued commissions                                                           621                  831
   Accrued taxes, other than income                                              266                  131
   Accrued warranty                                                              570                  585
   Other accrued expenses                                                        628                  570
   Income taxes payable                                                        1,210                  652
                                                                  -------------------- --------------------
      Total current liabilities                                                7,807               13,044
                                                                  -------------------- --------------------

Long-term debt, less current portion                                               0                 135

Shareholders' equity:
   Common stock, $.001 par value; 16,000,000
    shares authorized; 8,328,882 and 8,302,810
    shares issued and outstanding, respectively                                    8                    8
   Additional paid-in capital                                                 42,941               42,963
   Retained earnings                                                           8,451                5,450
                                                                  -------------------- --------------------
      Total shareholders' equity                                              51,400               48,421
                                                                  -------------------- --------------------

          Total liabilities and shareholders' equity                         $59,207              $61,600
                                                                  ==================== ====================


See accompanying notes to the consolidated financial statements.



                              AETRIUM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three months ended March 31,
                                                 1996            1995
                                             -------------- ----------------
                                            (in thousands, except per share data)
Net sales                                         $17,049           $8,341
Cost of goods sold                                  7,486            3,576
                                             -------------- ----------------
   Gross profit                                     9,563            4,765
                                             -------------- ----------------

Operating expenses:
    Selling, general, and administrative            3,498            2,226
    Research and development                        1,920            1,028
                                             -------------- ----------------
        Total operating expenses                    5,418            3,254
                                             -------------- ----------------

Income from operations                              4,145            1,511
Other income, net                                     268               78
                                             -------------- ----------------
Income before income taxes                          4,413            1,589
Provision for income taxes                         (1,412)            (477)
                                             -------------- ----------------

Net income                                         $3,001           $1,112
                                             ============== ================

Net income per common share                          $.35             $.16
                                             ============== ================

Weighted average common and
  common equivalent shares
  outstanding                                       8,582            6,990
                                             ============== ================



See accompanying notes to the consolidated financial statements.



                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Three months ended March 31,
                                                                         1996                 1995
                                                                  -------------------- --------------------
                                                                               (in thousands)
Cash flows from operating activities:
   Net income                                                                 $3,001               $1,112
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                             316                  124
       Deferred tax provision                                                      0                  103
       Changes in assets and liabilities:
           Accounts receivable, net                                           (1,011)                 769
           Inventories                                                        (1,420)                (588)
           Other current assets                                                  187                   (1)
           Intangible and other assets                                           (1)                    0
           Trade accounts payable                                              1,486                  494
           Accrued compensation                                                  298                 (163)
           Accrued commissions                                                  (210)                (226)
           Accrued taxes, other than income                                      135                  (63)
           Accrued warranty                                                      (15)                 (73)
           Other accrued expenses                                               (162)                (172)
           Income taxes payable                                                  839                  141
                                                                  -------------------- --------------------
           Net cash provided by operating activities                           3,443                1,457
                                                                  -------------------- --------------------

Cash flows from investing activities:
   Purchase of assets of EJ Systems, Inc, net
     of cash acquired                                                         (7,287)                   0
   Purchase of property and equipment                                           (850)                 (29)
                                                                  -------------------- --------------------
           Net cash used in investing activities                              (8,137)                 (29)
                                                                  -------------------- --------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                      6                   34
   Repurchase of common stock related to exercise of
    stock options                                                               (309)                (114)
   Principal payments on debt                                                   (175)                   0
                                                                  -------------------- --------------------
           Net cash used in financing activities                                (478)                 (80)
                                                                  -------------------- --------------------

Net increase (decrease) in cash and cash equivalents                          (5,172)               1,348

Cash and cash equivalents at beginning of period                              35,291                9,189

                                                                  ==================== ====================
Cash and cash equivalents at end of period                                   $30,119              $10,537
                                                                  ==================== ====================




See accompanying notes to the consolidated financial statements.


                              AETRIUM INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     INTERIM FINANCIAL REPORTING

       In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

       Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-KSB for the year ended December 31, 1995.


2.     INVENTORIES

       Inventories consist of the following:
                                                                                March 31,        December 31,
                                                                                   1996              1995
                                                                                   ----              ----
                                                                                       (in thousands)

             Purchased parts and completed subassemblies                         $ 5,418           $ 4,051
             Work in process                                                       3,486             3,181
             Finished goods, primarily demonstration equipment                     1,177             1,429
                                                                                 -------           -------
                Total                                                            $10,081           $ 8,661
                                                                                 =======           =======


3.     NET INCOME PER COMMON SHARE

       Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options and warrants using the treasury stock method.


4.     ACQUISITION

       On January 16, 1996, pursuant to an Asset Purchase Agreement dated December 29, 1995, the company completed the acquisition of substantially all of the assets of EJ Systems, Inc., a manufacturer of burn-in test equipment. The purchase price totaled $7,507,323 including $7,287,323 of cash and $220,000 of acquisition related costs.


                              AETRIUM INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



           THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                 Net Sales. Net sales were $17.0 million for the quarter ended March 31, 1996, compared with $8.3 million for the comparable 1995 quarter, a 104% increase. Sales increased substantially across all product lines including IC handling equipment, Versatus automation modules, and Sienna reliability testing equipment. In addition, sales for the first quarter of 1996 included the revenues of the EJ Systems product line which was acquired in December 1995.

                 Gross Profit. Gross profit was 56.1% of net sales for the quarter ended March 31, 1996. This compares with 57.1% for the quarter ended March 31, 1995. Gross profit margins for the Minnesota and California-based product lines improved in the quarter ended March 31, 1996 compared with the same quarter in 1995 as a result of increase volume, continued efficiency improvements and favorable product mix. These margin improvements were offset by lower margin shipments from the recently acquired EJ Systems operation in Massachusetts.


                 Research and Development. Research and development expenses were $1.9 million for the quarter ended March 31, 1996 compared with $1.0 million for the comparable period in 1995. The increase is attributable to the inclusion of the EJ Systems operation in 1996, and increased development activity at both the Minnesota and California facilities. Research and development expenses represented 11.3% and 12.3% of net sales for the quarters ended March 31, 1996 and 1995 respectively. Over time, the company expects that research and development spending will generally approximate 12% of net sales.


                 Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 1996 were $3.5 million compared with $2.2 million for the comparable quarter in 1995. The increase in 1996 is attributable to expenses associated with the recently acquired EJ Systems business, increased expenses related to additional sales/service personnel and commissions to support the substantially increased revenue level, and higher incentive compensation based on overall company performance. As a percentage of net sales, these expenses decreased from 26.7% to 20.5% for the comparable quarters primarily because fixed selling, general and administrative expenses were substantially lower as a percentage of net sales as net sales increased.

                 Other Income, net. Other income, net, amounted to $268,000 for the quarter ended March 31, 1996 compared with $78,000 for the comparable quarter in 1995. The increase is attributable to increased interest income earned on higher invested cash balances resulting from the proceeds of a stock offering completed in November 1995.

                 Income Tax Expense. Income tax expense was provided for at an effective rate of 32.0% and 30.0% of pretax income for the quarter ended March 31, 1996 and 1995 respectively. The increase in the rate results from the expiration of the federal research and development tax credit in 1995. The effective tax rates compare favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.


           LIQUIDITY AND CAPITAL RESOURCES

                 The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of March 31, 1996 or December 31, 1995.

                 The company believes its existing cash balances of $30.1 million at March 31, 1996, funds generated from operations and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.


                              AETRIUM INCORPORATED


PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings

                     None which the company believes will have a material adverse impact on its financial condition or results of operations.


         Item 2.     Changes in Securities
                     None.


         Item 3.     Defaults on Senior Securities
                     None.


         Item 4.     Submissions of Matters to a Vote of Security Holders
                     None.


         Item 5.     Other Information
                     None.


         Item 6.     Exhibits and Reports on Form 8-K

                     (a)  Exhibits -

                     Exhibit 27 - Financial Data Schedule

                     (b)  Reports on Form 8-K
                     On January 31, 1996, the company filed a Form 8-K relating to the purchase of substantially all of the assets of EJ Systems, Inc. ("EJ Systems"), on January 16, 1996 pursuant to an Asset Purchase Agreement which was executed on December 29, 1995. On March 29, 1996, the company filed an amendment to the Form 8-K on Form 8-K/A that contained (i) audited historical financial statements of EJ Systems for the years ended December 31, 1994 and 1993, (ii) unaudited historical financial statements of EJ Systems for the nine months ended September 30, 1995, and 1994, and (iii) pro forma consolidated financial statements as of September 30, 1995, for the year ended December 31, 1994, and for the nine months ended September 30, 1995.



                              AETRIUM INCORPORATED


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AETRIUM INCORPORATED
                                     (Registrant)



      Date: May 13, 1996         By:      /s/ Joseph C. Levesque
                                         -----------------------
                                         Joseph C. Levesque
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

      Date: May 13, 1996         By:      /s/ Darnell L. Boehm
                                         ---------------------
                                         Darnell L. Boehm
                                         Chief Financial Officer, Secretary, and
                                         Director