Form 10-Q
period 1996-06-30
AETRIUM INC
filed 1996-08-13
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                          Commission File No. 000-22166



                              AETRIUM INCORPORATED
             (Exact name of registrant as specified in its charter)



            MINNESOTA                                     41-1439182
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
       of incorporation or
          organization)


2350 HELEN STREET, NO. ST. PAUL, MINNESOTA                  55109
 (Address of principal executive offices)                 (Zip Code)


                                 (612) 770-2000
                         (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___



Number of shares of Common Stock, $.001 par value, outstanding
as of July 31, 1996                                                8,368,504
                                                                   ---------




                              AETRIUM INCORPORATED

                                      INDEX




                                                                        PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

       Consolidated Balance Sheets as of June 30, 1996 (unaudited) and
       December 31, 1995                                                    3-4

       Consolidated Statements of Income (unaudited) for the three
       months and six months ended June 30, 1996 and 1995                     5

       Consolidated Statements of Cash Flows (unaudited) for the six
       months ended June 30, 1996 and 1995                                    6

       Notes to unaudited consolidated financial statements                   7

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     8-10



PART II.  OTHER INFORMATION

       Legal Proceedings                                                     11

       Changes in Securities                                                 11

       Defaults Upon Senior Securities                                       11

       Submission of Matters to a Vote of Security Holders                   11

       Other Information                                                     11

       Exhibits and Reports on Form 8-K                                      11



SIGNATURES                                                                   12




PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                       June 30,   December 31,
                                         1996        1995
                                       --------    --------
                                     (Unaudited)   (Audited)
                                (in thousands, except share data)
Current Assets:
   Cash and cash equivalents           $ 30,631    $ 35,291
   Accounts receivable, net              10,444      10,442
   Inventories                           11,600       8,661
   Deferred tax asset                       904         904
   Other current assets                     157         440
                                       --------    --------
      Total current assets               53,736      55,738
                                       --------    --------

Property and equipment:
   Furniture and fixtures                   858         517
   Equipment                              3,410       2,946
                                       --------    --------
                                          4,268       3,463
   Less accumulated depreciation and
   amortization                          (1,987)     (1,865)
                                       --------    --------
      Property and equipment, net         2,281       1,598
                                       --------    --------

Noncurrent deferred tax asset             2,704       2,704
Intangible and other assets, net          1,485       1,560
                                       --------    --------

                Total assets           $ 60,206    $ 61,600
                                       ========    ========



        See accompanying notes to the consolidated financial statements.



                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      June 30, December 31,
                                                        1996      1995
                                                       -------   -------
                                                    (Unaudited) (Audited)
                                              (in thousands, except share data)
Current liabilities:
   Acquisition related obligation                      $     0   $ 7,507
   Current portion of long-term debt                         0        40
   Trade accounts payable                                2,163     1,732
   Accrued compensation                                  1,311       996
   Accrued commissions                                     479       831
   Accrued taxes, other than income                        147       131
   Accrued warranty                                        600       585
   Other accrued expenses                                  539       570
   Income taxes payable                                    313       652
                                                       -------   -------
      Total current liabilities                          5,552    13,044
                                                       -------   -------

Long-term debt, less current portion                         0       135

Shareholders' equity:
   Common stock, $.001 par value; 16,000,000
    shares authorized; 8,368,504 and 8,302,810
    shares issued and outstanding, respectively              8         8
   Additional paid-in capital                           42,992    42,963
   Retained earnings                                    11,654     5,450
                                                       -------   -------
      Total shareholders' equity                        54,654    48,421
                                                       -------   -------

          Total liabilities and shareholders' equity   $60,206   $61,600
                                                       =======   =======


        See accompanying notes to the consolidated financial statements.



                              AETRIUM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                      Three months ended June 30, Six months ended June 30,
                                             1996        1995        1996       1995
                                           --------    --------    --------    --------
                                               (in thousands, except per share data)
Net sales                                  $ 17,271    $ 10,665    $ 34,320    $ 19,006
Cost of goods sold                            7,454       4,459      14,940       8,035
                                           --------    --------    --------    --------
   Gross profit                               9,817       6,206      19,380      10,971
                                           --------    --------    --------    --------

Operating expenses:
    Selling, general, and administrative      3,435       3,056       6,933       5,282
    Research and development                  1,931       1,075       3,851       2,103
                                           --------    --------    --------    --------
        Total operating expenses              5,366       4,131      10,784       7,385
                                           --------    --------    --------    --------

Income from operations                        4,451       2,075       8,596       3,586
Other income, net                               261          79         529         157
                                           --------    --------    --------    --------
Income before income taxes                    4,712       2,154       9,125       3,743
Provision for income taxes                   (1,509)       (646)     (2,921)     (1,123)
                                           --------    --------    --------    --------

Net income                                 $  3,203    $  1,508    $  6,204    $  2,620
                                           ========    ========    ========    ========

Net income per common share                $    .37    $    .21    $    .72    $    .37
                                           ========    ========    ========    ========

Weighted average common and
  common equivalent shares
  outstanding                                 8,622       7,152       8,602       7,071
                                           ========    ========    ========    ========




        See accompanying notes to the consolidated financial statements.



                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Six months ended June 30,
                                                         1996        1995
                                                       --------    --------
                                                          (in thousands)
Cash flows from operating activities:
   Net income                                          $  6,204    $  2,620
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                        529         427
       Deferred tax provision                                 0         258
       Changes in assets and liabilities:
           Accounts receivable, net                          (2)       (695)
           Inventories                                   (2,939)     (1,035)
           Other current assets                             283        (115)
           Intangible and other assets                        2          50
           Trade accounts payable                           431         552
           Accrued compensation                             315         (24)
           Accrued commissions                             (352)         99
           Accrued taxes, other than income                  16           9
           Accrued warranty                                  15        (108)
           Other accrued expenses                          (251)       (220)
           Income taxes payable                             288         243
                                                       --------    --------
           Net cash provided by operating activities      4,539       2,061
                                                       --------    --------

Cash flows from investing activities:
   Purchase of assets of EJ Systems, Inc, net
     of cash acquired                                    (7,287)          0
   Purchase of property and equipment                    (1,139)       (105)
                                                       --------    --------
           Net cash used in investing activities         (8,426)       (105)
                                                       --------    --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                50         183
   Repurchase of common stock related to exercise of
    stock options                                          (648)       (268)
   Principal payments on debt                              (175)          0
                                                       --------    --------
           Net cash used in financing activities           (773)        (85)
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents     (4,660)      1,871

Cash and cash equivalents at beginning of period         35,291       9,189

                                                       ========    ========
Cash and cash equivalents at end of period             $ 30,631    $ 11,060
                                                       ========    ========






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


2.     INVENTORIES

       Inventories consist of the following:
                                                           June 30, December 31,
                                                             1996      1995
                                                            -------    -------
                                                              (in thousands)

       Purchased parts and completed subassemblies          $ 6,430    $ 4,051
       Work in process                                        3,673      3,181
       Finished goods, primarily demonstration equipment      1,497      1,429
                                                            -------    -------
            Total                                           $11,600    $ 8,661
                                                            =======    =======


3.     NET INCOME PER COMMON SHARE

       Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Common stock equivalents include stock options and warrants using the treasury stock method.


4.     ACQUISITION

       On January 16, 1996 pursuant to an Asset Purchase Agreement dated December 29, 1995, the company completed the acquisition of substantially all of the assets of EJ Systems, Inc., a manufacturer of burn-in test equipment. The purchase price totaled $7,507,323 including $7,287,323 of cash and $220,000 of acquisition related costs.



                              AETRIUM INCORPORATED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        SIX MONTHS ENDED JUNE 30, 1996 AND 1995


              NET SALES. Net sales were $34.3 million for the six months ended June 30, 1996 compared with $19.0 million for the comparable period in 1995, an 81% increase. Equipment revenues increased substantially across all product lines, including test handlers, Versatus automation modules and reliability/burn-in test systems.

              GROSS PROFIT. Gross profit margins as a percentage of sales for the Minnesota and California-based business units increased in the six months ended June 30, 1996 compared with the same period in 1995 due to price increases, continued efficiency improvements and a favorable product mix. These margin improvements were offset by lower margin shipments from the EJ Systems operation (acquired in December 1995), resulting in a gross profit of 56.5% of net sales for the six months ended June 30, 1996 compared with 57.7% for the six months ended June 30, 1995.

              SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $6.9 million for the six months ended June 30, 1996 compared with $5.3 million for the comparable period in 1995. The increase in 1996 is primarily attributable to expenses associated with the recently acquired EJ Systems business, increased expenses related to additional sales/service personnel and commissions to support the substantially increased revenue level, and higher incentive compensation based on overall company performance. As a percentage of net sales, these expenses decreased from 27.8% to 20.2% for the six month periods in 1995 and 1996 respectively, primarily because fixed selling, general and administrative expenses were lower as a percentage of net sales as net sales increased.

              RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended June 30, 1996 were $3.9 million compared with $2.1 million for the six months ended June 30, 1995, an increase of 83%. This increase is attributable to the inclusion of EJ operations in Massachusetts in 1996 and increased development activity at both the Minnesota and California locations. These expenses represented 11.2% of net sales for the six month period ended June 30, 1996 compared with 11.1% of net sales for the same period in 1995. Over time, the Company expects that development spending will generally approximate 12% of net sales.

              OTHER INCOME, NET. Other income, net, amounted to $529,000 for the six months ended June 30, 1996 compared with $157,000 for the comparable period in 1995. The increase is attributable to increased interest income earned on higher invested cash balances resulting from the proceeds of a stock offering completed in November 1995.

              INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 32.0% and 30.0% of pretax income for the six months ended June 30, 1996 and 1995 respectively. The increase in the rate results primarily from the expiration of the federal research and development tax credit in 1995. The effective tax rates compare favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.


        THREE MONTHS ENDED JUNE 30, 1996 AND 1995


              NET SALES. Net sales were $17.3 million for the quarter ended June 30, 1996 compared with $10.7 million for the comparable 1995 quarter, a 62% increase. Sales of test handlers, Versatus automation modules and reliability/burn-in test equipment increased substantially.

              GROSS PROFIT. Gross profit was 56.8% of net sales for the quarter ended June 30, 1996. This compares with 58.2% for the quarter ended June 30, 1995. Gross profit margins for the California and Minnesota-based product lines improved in the quarter ended June 30, 1996 compared with the same quarter in 1995 as a result of increased volume, continued efficiency improvements and favorable product mix. These margin improvements were offset by lower margin shipments from the EJ Systems operation acquired in December 1995.

              SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 1996 were $3.4 million compared with $3.1 million for the comparable quarter in 1995. The increase in 1996 is primarily attributable to expenses associated with the recently acquired EJ Systems business and increased commission expense related to the higher revenue level.

              RESEARCH AND DEVELOPMENT. Research and development expenses were $1.9 million for the quarter ended June 30, 1996 compared with $1.1 million for the comparable period in 1995. The increase is attributable to the inclusion of the EJ Systems operation in 1996 and increased development activity at both the Minnesota and California facilities.

              OTHER INCOME, NET. Other income, net, amounted to $261,000 for the quarter ended June 30, 1996 compared with $79,000 for the comparable quarter in 1995. The increase is attributable to increased interest income earned on higher invested cash balances resulting from the proceeds of a stock offering completed in November 1995.

              INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 32.0% and 30.0% of pretax income for the quarter ended June 30, 1996 and 1995 respectively. As indicated above, the higher tax rate in 1996 is attributable to the expiration of the federal research and development credit in 1995.

        LIQUIDITY AND CAPITAL RESOURCES

              The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of June 30, 1996 or December 31, 1995.

              The company believes its existing cash balances of $30.6 million at June 30, 1996 funds generated from operations and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.




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

         Item 2.     Changes in Securities
                     None.

         Item 3.     Defaults on Senior Securities
                     None.

         Item 4.     Submissions of Matters to a Vote of Security Holders

                     On May 14, 1996 the Company held it's Annual Shareholder Meeting at which the following matters were voted upon.

                     1. The shareholders elected the following individuals to serve as members of the Board of Directors:

                                                  Votes For      Votes Withheld
                     Joseph C. Levesque           7,285,396           99,871
                     Darnell L. Boehm             7,285,396           99,871
                     Terrence W. Glarner          7,285,396           99,871
                     Andrew J. Greenshields       7,285,296           99,971
                     Douglas L. Hemer             7,284,225          101,042

                     2. The shareholders also approved certain amendments to the Company's 1993 Stock Incentive Plan.

                                            Votes For   Votes Against  Votes Withheld
                     Amendments to 1993
                     Stock Incentive Plan   4,161,374     991,642        2,232,251


                     Withheld votes include 2,167,358 broker nonvotes.


         Item 5.     Other Information
                     None.

         Item 6.     Exhibits and Reports on Form 8-K

                     (a)  Exh 27 - Financial Data Schedule.
                     (b)  Reports on Form 8-K.
                            None.




                              AETRIUM INCORPORATED


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AETRIUM INCORPORATED
                                              (Registrant)



Date: August 13, 1996                      By: /s/ Joseph C. Levesque
                                               Joseph C. Levesque
                                               Chairman of the Board, President,
                                               and Chief Executive Officer

Date: August 13, 1996                      By: /s/ Darnell L. Boehm
                                               Darnell L. Boehm
                                               Chief Financial Officer,
                                               Secretary, and Director