Form 10-Q
period 1996-09-30
AETRIUM INC
filed 1996-11-13
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

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

                                Yes __X__  No _____



Number of shares of Common Stock, $.001 par value, outstanding
as of October 31, 1996                                              8,407,030
                                                                    ---------



                              AETRIUM INCORPORATED

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1996
                  (unaudited) and December 31, 1995.                       3-4

                  Consolidated Statements of Income for the three months (unaudited) ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 (unaudited)
                  and 1995.                                                  5

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1996 (unaudited) and 1995.      6

                  Notes to consolidated financial statements.                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     8-10


PART II. OTHER INFORMATION

                  Legal Proceedings                                          11

                  Changes in Securities                                      11

                  Defaults Upon Senior Securities                            11

                  Submission of Matters to a Vote of Security Holders        11

                  Other Information                                          11

                  Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                                 12



PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        September 30,   December 31,
                                            1996            1995
                                        -------------   ------------
                                          (Unaudited)    (Audited)
                                      (in thousands, except share data)
Current Assets:
   Cash and cash equivalents              $ 33,369       $ 35,291
   Short-term investments                    1,028              0
   Accounts receivable, net                  8,004         10,442
   Inventories                              10,818          8,661
   Deferred tax asset                          904            904
   Other current assets                        197            440
                                          --------       --------
      Total current assets                  54,320         55,738
                                          --------       --------

Property and equipment:
   Furniture and fixtures                      818            517
   Equipment                                 3,611          2,946
                                          --------       --------
                                             4,429          3,463
   Less accumulated depreciation and
   amortization                             (2,132)        (1,865)
                                          --------       --------
      Property and equipment, net            2,297          1,598
                                          --------       --------

Noncurrent deferred tax asset                2,704          2,704
Intangible and other assets, net             1,437          1,560
                                          --------       --------

                Total assets              $ 60,758       $ 61,600
                                          ========       ========

        See accompanying notes to the consolidated financial statements.


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        September 30,  December 31,
                                                            1996          1995
                                                        ---------------------------
                                                        (Unaudited)    (Audited)
                                                    (in thousands, except share data)
Current liabilities:
   Acquisition related obligation                        $     0       $ 7,507
   Current portion of long-term debt                           0            40
   Trade accounts payable                                    987         1,732
   Accrued compensation                                    1,388           996
   Accrued commissions                                       454           831
   Accrued taxes, other than income                          116           131
   Accrued warranty                                          626           585
   Other accrued expenses                                    489           570
   Income taxes payable                                      275           652
                                                         -------       -------
      Total current liabilities                            4,335        13,044
                                                         -------       -------

Long-term debt, less current portion                           0           135

Shareholders' equity:
   Common stock, $.001 par value; 16,000,000
    shares authorized; 8,386,852 and 8,302,810
    shares issued and outstanding, respectively                8             8
   Additional paid-in capital                             42,980        42,963
   Retained earnings                                      13,435         5,450
                                                         -------       -------
      Total shareholders' equity                          56,423        48,421
                                                         -------       -------

          Total liabilities and shareholders' equity     $60,758       $61,600
                                                         =======       =======

        See accompanying notes to the consolidated financial statements.


                              AETRIUM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                                                Three months ended             Nine months ended
                                                   September 30,                  September 30,
                                             ------------------------       ------------------------
                                                 1996         1995             1996           1995
                                             ------------------------       ------------------------
                                             (unaudited)   (unaudited)     (unaudited)     (audited)
                                                     (in thousands, except per share data)
Net sales                                     $ 13,048       $ 13,542       $ 47,368       $ 32,548
Cost of goods sold                               6,057          6,072         20,997         14,107
                                              --------       --------       --------       --------
   Gross profit                                  6,991          7,470         26,371         18,441
                                              --------       --------       --------       --------

Operating expenses:
    Selling, general, and administrative         2,737          2,983          9,670          8,265
    Research and development                     1,934          1,401          5,785          3,504
                                              --------       --------       --------       --------
        Total operating expenses                 4,671          4,384         15,455         11,769
                                              --------       --------       --------       --------

Income from operations                           2,320          3,086         10,916          6,672
Other income, net                                  299             82            828            239
                                              --------       --------       --------       --------
Income before income taxes                       2,619          3,168         11,744          6,911
Provision for income taxes                        (838)          (950)        (3,759)        (2,073)
                                              --------       --------       --------       --------

Net income                                    $  1,781       $  2,218       $  7,985       $  4,838
                                              ========       ========       ========       ========

Net income per common share                   $    .21       $    .30       $    .93       $    .68
                                              ========       ========       ========       ========

Weighted average common and
  common equivalent shares
  outstanding                                    8,566          7,316          8,590          7,154
                                              ========       ========       ========       ========

        See accompanying notes to the consolidated financial statements.


                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine months ended September 30,
                                                        -------------------------------
                                                             1996          1995
                                                        -------------------------------
                                                         (unaudited)      (audited)
                                                               (in thousands)
Cash flows from operating activities:
   Net income                                             $  7,985       $  4,838
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                           722            616
       Deferred tax provision                                    0            265
       Changes in assets and liabilities:
           Accounts receivable, net                          2,438         (2,998)
           Inventories                                      (2,157)        (2,745)
           Other current assets                                243             16
           Intangible and other assets                           2            184
           Trade accounts payable                             (745)         2,086
           Accrued compensation                                392            104
           Accrued commissions                                (377)           458
           Accrued taxes, other than income                    (15)           106
           Accrued warranty                                     41           (243)
           Other accrued expenses                             (301)          (201)
           Income taxes payable                                416            986
                                                          --------       --------
           Net cash provided by operating activities         8,644          3,472
                                                          --------       --------

Cash flows from investing activities:
   Purchase of assets of EJ Systems, Inc, net
     of cash acquired                                       (7,287)             0
   Purchase of short-term investments                       (1,028)             0
   Purchase of property and equipment                       (1,300)          (314)
                                                          --------       --------
           Net cash used in investing activities            (9,615)          (314)
                                                          --------       --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                   50            183
   Repurchase of common stock related to exercise of
    stock options                                             (826)          (873)
   Principal payments on debt                                 (175)             0
                                                          --------       --------
           Net cash used in financing activities              (951)          (690)
                                                          --------       --------

Net increase (decrease) in cash and cash equivalents        (1,922)         2,468

Cash and cash equivalents at beginning of period            35,291          9,189

                                                          ========       ========
Cash and cash equivalents at end of period                $ 33,369       $ 11,657
                                                          ========       ========

        See accompanying notes to the consolidated financial statements.


                              AETRIUM INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     INTERIM FINANCIAL REPORTING

       The interim consolidated statements of income and of cash flows for the nine month period ended September 30, 1995 were audited in connection with the filing of a registration statement on Form SB-2 in November 1995. The interim consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three month periods ended September 30, 1996 and 1995 and the consolidated statements of income and cash flows for the nine month period ended September 30, 1996 are unaudited; however, in the opinion of management, such unaudited financial statements include all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of the interim periods are not necessarily indicative of future results.

       Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-KSB for the year ended December 31, 1995.


2.     INVENTORIES

       Inventories consist of the following:

                                                                 September 30,      December 31,
                                                                     1996              1995
                                                                     ----              ----
                                                                         (in thousands)
           Purchased parts and completed subassemblies             $ 6,500            $ 4,051
           Work in process                                           2,453              3,181
           Finished goods, primarily demonstration equipment         1,865              1,429
                                                                   -------            -------
              Total                                                $10,818            $ 8,661
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



                              AETRIUM INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                 NET SALES. Net sales were $47.4 million for the nine months ended September 30, 1996 compared with $32.5 million for the comparable period in 1995, a 46% increase. Equipment revenues increased across all product lines, including test handlers, Versatus automation modules and reliability/burn-in test systems.

                 GROSS PROFIT. Gross profit margins as a percentage of sales for the Minnesota and California-based business units increased in the nine months ended September 30, 1996 compared with the same period in 1995 due to price increases, continued efficiency improvements and a favorable product mix. These margin improvements were offset by lower margin shipments from the EJ Systems operation (acquired in December 1995), resulting in a gross profit of 55.7% of net sales for the nine months ended September 30, 1996 compared with 56.7% for the nine months ended September 30, 1995.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $9.7 million for the nine months ended September 30, 1996 compared with $8.3 million for the comparable period in 1995. The increase in 1996 is primarily attributable to the inclusion of expenses associated with the recently acquired EJ Systems business. As a percentage of net sales, these expenses decreased from 25.3% to 20.4% for the nine month periods in 1995 and 1996 respectively, primarily because fixed selling, general and administrative expenses were lower as a percentage of net sales as net sales increased.

                 RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended September 30, 1996 were $5.8 million compared with $3.5 million for the nine months ended September 30, 1995, an increase of 65%. This increase is attributable to the inclusion of the EJ Systems operation in Massachusetts in 1996 and increased development activity at both the Minnesota and California locations. These expenses represented 12.2% of net sales for the nine month period ended September 30, 1996 compared with 10.8% of net sales for the same period in 1995. Over time, the Company expects that development spending will generally approximate 12% of net sales.

                 OTHER INCOME, NET. Other income, net, amounted to $828,000 for the nine months ended September 30, 1996 compared with $239,000 for the comparable period in 1995. The increase is attributable to increased interest income earned on higher invested cash balances resulting from the proceeds of a stock offering completed in November 1995.

                 INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 32.0% and 30.0% of pretax income for the nine months ended September 30, 1996 and 1995 respectively. The increase in the rate results primarily from the expiration of the federal research and development tax credit in 1995. The effective tax rates compare favorably with the Federal and state statutory rates primarily due to benefits associated with the Company's Foreign Sales Corporation and the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.

            THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                 NET SALES. Net sales were $13.0 million for the quarter ended September 30, 1996 compared with $13.5 million for the comparable 1995 quarter, a 4% decrease. Sales of reliability/burn-in test equipment increased slightly but were offset by a decrease in sales for test handlers, Versatus automation modules, and spare parts resulting from a general downturn and lower capital spending in the semiconductor industry in 1996.

                 GROSS PROFIT. Gross profit was 53.6% of net sales for the quarter ended September 30, 1996. This compares with 55.2% for the quarter ended September 30, 1995. The reduction in 1996 is primarily attributable to the inclusion of EJ Systems' shipments which generate improving, but substantially lower margins than the Company's other product lines. Gross profit margins for the California-based product lines improved in the quarter ended September 30, 1996 compared with the same quarter in 1995 as a result of increased volume, continued efficiency improvements and favorable product mix. The gross profit margins for the Minnesota-based product lines declined slightly in the same period due to lower overall volume and higher costs associated with new products introduced.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 1996 were $2.7 million compared with $3.0 million for the comparable quarter in 1995. The decrease in 1996 is primarily due to lower sales commissions and incentive compensation related to reduced sales and profitability, offset somewhat by the inclusion of EJ Systems' results.

                 RESEARCH AND DEVELOPMENT. Research and development expenses were $1.9 million for the quarter ended September 30, 1996 compared with $1.4 million for the comparable period in 1995. The increase is partially attributable to the inclusion of the EJ Systems operation in 1996. In addition the Company continued its aggressive investment in product development at its Minnesota and California facilities, such that total research and development expenses represented 14.8% of net sales in the quarter ended September 30, 1996 compared with 10.3% for the comparable period in 1995.

                 OTHER INCOME, NET. Other income, net, amounted to $299,000 for the quarter ended September 30, 1996 compared with $82,000 for the comparable quarter in 1995. The increase is attributable to increased interest income earned on higher invested cash balances resulting from the proceeds of a stock offering completed in November 1995.

                 INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 32.0% and 30.0% of pretax income for the quarters ended September 30, 1996 and 1995 respectively. As indicated above, the higher tax rate in 1996 is primarily attributable to the expiration of the federal research and development credit in 1995. Federal legislation was passed in August 1996 which re-instated, with some modifications, the federal research and development credit, retroactive to July 1, 1996. The impact of this legislation is currently being reviewed and is not reflected in the results for the quarter and nine months ended September 30, 1996.

            LIQUIDITY AND CAPITAL RESOURCES

                 The Company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of September 30, 1996 or December 31, 1995.

                 The Company believes its existing cash balances of $33.4 million at September 30, 1996, funds generated from operations, and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The Company may acquire other companies, product lines or technologies that are complementary to the Company's business, and the Company's working capital needs may change as a result of such acquisitions.


            BUSINESS RISKS AND UNCERTAINTIES

                 A number of risks and uncertainties exist which could impact the Company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, changes in rates of capital spending by semiconductor manufacturers, the Company's success in developing new products and technologies, market acceptance of new products, and other factors, including those set forth in the Company's SEC filings, including its prospectus dated November 9, 1995.



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


                                         AETRIUM INCORPORATED
                                             (Registrant)



     Date: November 13, 1996        By:   /s/ Joseph C. Levesque
                                         ---------------------------------------
                                         Joseph C. Levesque
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

     Date: November 13, 1996        By:   /s/ Darnell L. Boehm
                                         ---------------------------------------
                                         Darnell L. Boehm
                                         Chief Financial Officer, Secretary, and
                                         Director