Form 10-K
period 1996-12-31
AETRIUM INC
filed 1997-03-31
CIK 908598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
          THE TRANSITION PERIOD FROM _______________ TO _______________

                           COMMISSION FILE NO. 0-22166

                              AETRIUM INCORPORATED
             (Exact name of registrant as specified in its charter)

                         MINNESOTA                           41-1439182
              (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)             Identification No.)

                                2350 HELEN STREET
                         NORTH ST. PAUL, MINNESOTA 55109
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (612) 770-2000
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                                                   COMMON STOCK, $.001 PAR VALUE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

       As of March 18, 1997, 8,471,904 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $126,374,005.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein) from the registrant's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 1997 Annual Meeting to be held May 20, 1997 (the "1997 Proxy Statement").


                                     PART I

         This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."

ITEM 1.           BUSINESS.

         Aetrium Incorporated ("Aetrium" or the "Company") designs, manufactures and markets a variety of electromechanical equipment used in the handling and testing of semiconductor devices known as integrated circuits ("ICs"). The Company's primary focus is on high volume IC types and on the latest package designs associated with "surface mount" technology. Aetrium's products are purchased primarily by semiconductor manufacturers and are used in the "back-end" of semiconductor manufacturing processes. The Company's products automate critical functions to improve manufacturing yield, raise IC quality levels, reduce manufacturing costs and increase product reliability.

         The Company's principal revenue base is its broad line of test handlers, which incorporate thermal conditioning, contactor and automated handling technologies to provide automated handling of ICs during production test cycles. Change kits to adapt the Company's test handlers to different IC package configurations and to upgrade installed equipment for enhanced performance also represent a significant part of the Company's revenue. The Company also offers its Versatus product line of IC handling modules to original equipment manufacturers ("OEMs") to incorporate as the automated handling components of such OEM's own proprietary equipment for a variety of other IC processing requirements, such as marking, lead scanning and lead trim and form. The Company's product lines also include reliability test systems, which provide IC manufacturers with IC performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability, and its environmental test equipment products for burn-in testing of ICs.

         The Company's strategy has focused on revenue growth through product expansion and customer satisfaction. Company sales have increased at an average annual compounded growth rate of approximately 37% during the period from 1986 through 1996. Currently, the Company has an installed base of over 6,000 test handlers, which the Company believes is the second largest installed base among all test handler manufacturers.

         The Company's revenue growth and expansion of its product lines have resulted from both internal product development and the acquisition of complementary businesses, product lines and technologies. Examples of the Company's internally developed products are the Company's Versatus handling modules, introduced in 1991, and the Model 900A pick-and-place test handler.

         The Company acquired the core products of its 5050 series of gravity feed test handlers, produced in North St. Paul, through its acquisition of Electro-Mechanical Systems, Inc. ("EMS") in 1988. Since then, the Company has expanded this series of products through internal development to include a full range of thermal conditioning capabilities, contactor change kits for a wide range of package types in the largest segment of surface mount ICs, high performance contactors, dual test site capability, quad test site capability, and more recently, micro small outline package ("MSOP") test capability. Currently the Company's 5050 series represents its highest revenue product series.

         The Company acquired its reliability test systems product line, produced in North St. Paul, through the purchase of the assets of Sienna Technologies, Inc. ("Sienna Technologies") in December 1993. At the time of the acquisition, Sienna Technologies' revenue was declining and customer confidence was eroding due in part to product performance and customer service issues. Since the acquisition, this product line has been improved to address performance issues, customer service has improved, customer confidence has been substantially restored, and gross profit margins have increased. These improvements in product performance and customer service have led to substantial revenue growth for this product line since the date of acquisition.

         Aetrium acquired the products produced by its San Diego Division by purchasing the assets of Sym-Tek Systems, Inc. ("SymTek") in November 1994. The San Diego Division's products allowed Aetrium to enter the memory segment of the IC market with both high volume multisite pick-and-place and extensive multisite gravity feed test handler lines. The SymTek acquisition also extended Aetrium's line of gravity feed test handlers for the non-memory IC market segment. The San Diego Division's products, with an installed base of approximately 5,000 units, also present opportunities for recurring change kit and spare parts revenues, and increase Aetrium's test handler customer base to include companies such as International Business Machines Corporation ("IBM") and Micron Electronics, Inc.

         In January 1996, Aetrium acquired the environmental test products produced by its Lawrence Division by purchasing the assets of E.J. Systems, Inc. ("EJ Systems"). The Lawrence Division is engaged in the business of the manufacture and distribution of environmental conditioning chambers for burn-in testing of ICs, and providing board assembly and burn-in testing services for third parties. Since the acquisition, the Company has substantially increased marketing and product distribution, increased average selling prices, and improved manufacturing efficiencies.

         Aetrium emphasizes both product quality and customer service to achieve customer satisfaction, which is reflected in the certification of its Minnesota facility in March 1995 as the first test handler company certified under the ISO 9001 program. The Company has since successfully completed recertification audits, including two in 1996.

         The Company was incorporated in Minnesota in December 1982. The Company's executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109, and its telephone number is (612) 770-2000.

TEST HANDLER PRODUCTS

         Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs automatically during the testing process. IC devices are loaded into the handler from tubes or trays and then typically transported to a temperature chamber within the test handler where they are thermally conditioned to the required testing temperature. The IC is then positioned against the test handler contactor, which provides an electrical connection between the IC and the tester. After testing, the test handler sorts the IC devices according to test performance.

         Traditionally, test handlers used gravity to move ICs through the handler system. In order to accommodate more fragile IC package families, gravity feed systems have incorporated various velocity limiting techniques to reduce the speed of IC packages and minimize IC damage upon impact with other ICs or other stopping mechanisms. More recently, pick-and-place test handler systems have been introduced for IC package families most easily damaged in handling, such as quad flatpack families ("QFPs") and some small outline packages ("SOPs"). Pick-and-place systems move ICs electromechanically, and thus can avoid jarring stops and resulting lead damage. Pick-and-place systems are typically slower and more costly than gravity feed handlers.

         Test handlers are designed for either memory or nonmemory ICs. Memory ICs require relatively long test times. In order to achieve acceptable throughput rates, memory IC test handlers have been designed to test up to 64 devices at a time. Nonmemory ICs require relatively short test times, and traditionally test times have not been a limiting factor for throughput rates. However, test times have increased as nonmemory ICs have become more complex, and IC manufacturers have also sought to fully utilize the capacity of their testers. Accordingly, multisite test handlers, with as many as eight test sites, are now available for appropriate nonmemory IC applications.

         Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of lead damage. Test handlers compete on the basis of cost, throughput, versatility, reliability and the specific application requirements of the IC manufacturer. The combination of these factors measures the cost of ownership of the test handler per device tested. Aetrium believes its broad line of test handlers competes favorably on the basis of cost of ownership for a wide range of IC manufacturer applications.

         The Company's primary focus continues to be on the newer generation ICs referred to as surface mount devices ("SMD") which represent the largest volumes, the newest IC device types, and the fastest growing market segments. The Company offers the broadest line of test handling products to the semiconductor industry and, with the combination of Aetrium's North St. Paul and San Diego designed products, it can now address all market segments of the industry. Aetrium's test handler products are complementary in nature with minimal overlap of application and can be distributed and serviced through a common organization for efficiency.

         GRAVITY FEED HANDLERS

         5050 SERIES. Aetrium's 5050 series of gravity feed test handlers for nonmemory IC applications, produced in North St. Paul, Minnesota, addresses a wide range of SOP package types, which constitute the largest segment of all surface mount ICs. These handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. Models within this series vary on adaptability to different IC package sizes and configurations and the temperature range available for thermal conditioning in order to provide cost effective solutions to a wide range of customer requirements. The Company also offers dual test site and quad test site capability within its 5050 Series of handlers to increase productivity and reduce testing costs in certain applications.

         MODEL 4098. The Model 4098, produced in North St. Paul, was first sold by the Company in 1988 and is a gravity feed handler used for dual in line ("DIP") packages, the highest volume through-hole package type. In addition, it serves as the base handler for a number of custom handler designs. It is designed for high volume handling and provides ambient and hot temperature capability.

         MODEL 300. The Model 300, produced in San Diego, is a gravity feed test handler which handles a wide variety of DIP devices. It provides hot and cold thermal conditioning with a temperature range of -60oC to +150oC with +/-2oC control capabilities. A menu driven CRT display allows the operator to set up the handler's operational parameters as well as continually monitor the handler status. The handler can be programmed to sort devices into user-defined categories. This model also features electro-static discharge protection throughout.

         MODEL SO3058. The Model SO3058 handler, produced in San Diego, is designed for 300 mil and wider SOP packages. It provides parallel testing of up to 16 memory devices simultaneously. This model offers a dual channel temperature controller that monitors both the storage chamber and test site air temperature. It provides cold and hot thermal conditioning with a temperature range of -60oC to +150oC.

         MP SERIES. The MP Series of handlers, produced in San Diego, provide parallel testing of up to 16 memory devices on models MP3050, MP4030 and MP4050, and up to 32 memory devices on model M4300. The quick load spool design reduces the number of moving parts in the test environment, eliminating multiple test site adjustments common to other systems. MP Series systems are equipped with two separate environmental chambers, independently controlled with a cold and hot temperature range of -60oC to +150oC.

         PICK-AND-PLACE HANDLERS

         MODEL 900A. Aetrium's Model 900A pick-and-place handler, produced in North St. Paul, provides gentle handling required for QFPs and the most difficult to handle SOPs. This model also provides the stringent contact integrity required for the highest performance ICs. The 900A can be quickly adapted to accept different package types and configurations, and is well suited for low volume engineering, preproduction and production applications. It also competes for high volume nonmemory production applications where long test times reduce the cost effectiveness of higher priced production based handlers. Aetrium believes the 900A's unique "plunge to board" testing technique, which utilizes temperature controlled thermal nests, gives it a special advantage in the testing of high performance ICs most sensitive to signal degradation. Through this technique, the 900A can place the IC under test directly against a replicated PC board contact site, thus eliminating the test contactor and the potential for signal degradation resulting from the contactor's physical and electrical attributes. This plunge to board technique is made possible by the 900A's patented thermal conditioning nest that eliminates the need for a thermal conditioning chamber and the resulting insulation the contactor must accommodate between the tester and the IC under test. The 900A can be modified with change kits to accommodate nearly every IC package configuration being manufactured in volume today. On average, the 900A is used with seven change kits.

         MODEL M3200. The Model M3200 Series test handlers, produced in San Diego, are pick-and-place high volume production application test handlers for memory ICs. The M3200 Series addresses a wide range of IC package types that cannot be processed on gravity feed test handlers without special carriers, and provides hot, ambient and cold parallel testing with up to 32 test sites. Its horizontal tray based system design provides package protection with input and output modules capable of automatically loading and unloading tubes or trays.

         MODEL 6400. The Model 6400 pick-and-place handler is designed for testing 64 memory devices at a time by presenting two trays of 32 devices each to the tester. The Model 6400 can accommodate 128 devices. The Model 6400 is produced by the San Diego Division in a joint development and manufacturing program with a German technology partner.

         CHANGE KITS, UPGRADES AND SPARE PARTS

         The Company has ongoing demand for IC package change kits for its installed test handler equipment, including test handlers no longer included in its active product line, to accommodate the growing variety of IC packages used by the IC industry. The demand for change kits is driven by introduction of new IC package types and production volume changes experienced by the Company's end customers. Also included in change kits are upgrade kits to enhance performance of installed equipment.

VERSATUS AUTOMATION SYSTEMS

         The Company believes that the growing number and volume of fine pitch and other delicate IC packages is driving a demand for automated equipment for all IC manufacturing processes. Existing processing equipment often will not accommodate these package types or the numerous tray configurations used to transport them. Aetrium believes that its Versatus product line offers the most effective handling technology to automate these manufacturing processes for increasingly difficult to handle, newer generation ICs.

         The Company began the development of the Versatus product line in 1990. This product line currently consists of a series of robotic electromechanical handling modules, each designed to perform a specific handling function. Together these modules perform nearly all of the handling functions necessary for the various IC manufacturing processes. Each handling module has a microprocessor that directs the handling module's function and communicates with other modules through a proprietary software protocol that enables transfer of ICs between modules in a logical and efficient manner.

         The Versatus handling modules can be readily assembled into systems configured to provide nearly any IC routing pattern required by an IC processing application, and can be readily integrated as a component of the processing equipment. This generic nature of the Versatus handling modules allows Aetrium to provide a versatile, cost effective automation solution to IC processing equipment OEMs that overcomes the handling automation challenges presented by more fragile IC package types. The Versatus modules can also be adapted to provide an automated linkage between IC manufacturing processes, thus offering the potential for seamless automated handling of ICs from trim and form to packaging for shipment.

         Following are the principal automation modules in the Versatus product line:

         PICK-AND-PLACE MODULE. The pick-and-place module provides the means to pick, transport and place IC packages on an individual basis. The pick-and-place module adapts to various Versatus end effectors that perform the actual picking and releasing of the IC package as the end effectors are moved along a horizontal axis between fixed or user programmable locations. The pick-and-place module can transport most IC packages from or to tray, tube or other transport media to or from the IC process site. Standard Versatus end effectors are commonly purchased with the pick-and-place module, although the module can easily accommodate customer designed end effectors. The pick-and-place module is currently in use by the Company's OEM customers in lead inspection, mark inspection, mark curing, trim and form, taping, lead conditioning, media transfer and prom programming equipment.

         TRAY TRANSPORT MODULE. The tray transport module is a user programmable IC tray handler that precisely indexes a tray of ICs row by row through a process site. The tray transport module can accommodate a wide variety of IC trays and tray matrix configurations including all industry standard trays. Other customer trays can also be accommodated with the addition of appropriate adapter kits. This module, together with the Company's pick-and-place module, is used by the Company's OEM customers in lead inspection, mark inspection, taping, lead conditioning, marking, media transfer and prom programming equipment.

         CONVEYOR BELT MODULE. The conveyor belt module is designed to transport and index IC trays through a process. The transport speeds and the number and size of the index steps are user programmable, providing a versatile transport mechanism for those applications that require continuous, single directional flow of IC trays to, through and from manufacturing processes. The conveyor belt module is commonly used in conjunction with the tray stacker/unstacker modules as an automation subsystem to provide a continuous supply of trays with minimal operator intervention, and is currently in use by the Company's OEM customers in lead inspection, mark inspection, trim and form, media transfer, marking and mark curing equipment.

         TRAY STACKER/UNSTACKER MODULE. The tray stacker/unstacker module separates a single tray from a stack of up to 30 IC trays for individual processing with no operator intervention, and operates in reverse sequence to stack trays after processes are complete. This module, in conjunction with the conveyor, is user programmable and precisely positions trays for further processing and/or transport. Tray stacker/unstacker modules are currently in use by the Company's OEM customers in lead inspection, mark inspection, marking, mark curing, burn-in board loading, trim and form, media transfer and prom programming equipment.

         INVERTING END EFFECTOR. One of several end effector configurations, this end effector inverts an IC 180 degrees from its previous position. This capability is required, for example, in some inspection processes where the IC is transported with the leads pointing down but must be inspected with the leads pointing up and returned to the transport media with the leads pointing down. The inverter module is used in conjunction with a programmable pick-and-place module by the Company's OEM customers in lead inspection and mark inspection equipment.

         TAPING MODULE. The taping module provides an automated means for indexing tape media to a position for placement of devices commonly transferred with the pick-and-place module. A reel of tape is a medium often used to ship ICs to customers. This module is currently used by the Company's OEM customers in lead inspection, mark inspection and taping equipment.

         Versatus modules have been incorporated in trim and form, marking, mark curing, lead inspection, mark inspection, lead conditioning, media transfer and prom programming equipment to accomodate various device characteristics and media packaging.

RELIABILITY TEST EQUIPMENT

         Sienna Technologies was formed in 1987 to meet the growing demand for commercially available, accurate testing of ICs at the wafer and package level of fabrication. In December 1993, the Company acquired the assets of Sienna Technologies.

         The IC industry's demand for higher performance devices with smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs. These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes. The reliability test equipment product line includes a variety of systems with which IC manufacturers can force precision levels of voltage and current through ICs, collect and analyze relevant data, and predict lifetime performance of ICs. This equipment can be utilized to perform reliability testing of packaged and unpackaged ICs.

         Aetrium recently completed development of the Model 1164, a fundamentally improved design from previous reliability test products. The Model 1164 features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4096 devices at a time or perform numerous simultaneous tests on smaller batches of ICs.

ENVIRONMENTAL TEST EQUIPMENT

         The Company acquired substantially all of the assets of EJ Systems in December 1995. The present environmental test equipment product line was developed in response to a trend in increased power dissipation in ICs. This increase in power dissipation resulted from increased device complexity (more circuits) within smaller geometries. This phenomenon is especially evident in high-end microprocessors. This power dissipation led to unique thermal conditioning problems in the testing of such devices. EJ Systems developed environmental test equipment that permitted individual IC temperature control and used the conduction (direct contact) method rather than the traditional convection (forced hot air) method to thermally condition devices. This equipment also provides for the placement of ICs being tested in close proximity to the test circuitry. "BAKPAK" was the trademarked name given to this patented new approach to thermal conditioning.

         The BAKPAK technology has been designed into a series of modules ("QUBEPAK") and can be mounted in equipment cabinets to provide for up to 64 devices to be burned-in and tested in parallel. Each device is under individual thermal control and BAKPAK designs can accommodate up to 100 watts power dissipation per device under test.

         The Company believes the BAKPAK technology will meet the needs of the sophisticated IC requirements for environmental test applications of the future. The Company is adapting this thermal conditioning technology into a test handler that is currently under development.

COMPETITION

         The test handler market is highly competitive. Aetrium competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Some of these companies manufacture and sell both testers and test handlers. The Company believes its test handlers are compatible with all major testers, including those manufactured by companies that sell both testers and test handlers. In general, the particular companies with which the Company competes vary with the Company's different markets, with no one company dominating the overall test handler market. The companies with which the Company competes most directly in the surface mount IC test handler market include Advantest Corporation, Aseco Corporation, Cohu, Inc., Multitest Electronic Systems GmbH and Micro Component Technology, Inc.

         The Company competes for test handler sales primarily on the basis of effective handler throughput, cost of ownership, temperature accuracy, contactor integrity and other performance characteristics of its products, the breadth of its product lines, the effectiveness of its sales and distribution channels and its customer service. The Company believes that its products compete favorably on these factors.

         Aetrium believes that the market for its Versatus products is emerging, with no clearly defined competition offering similar automated handling modules to the IC industry. Historically, OEMs supplying equipment for IC manufacturing processes have developed custom or semi-custom handling components. Many of these OEMs have internal development capability for automated handling, and many engineering companies have automated handling development capability. The Company believes, however, that its Versatus product line of generic automation modules offers OEMs the only existing, developed solution for their new automated handling requirements. In addition, the Company believes it minimizes competition by offering standard generic handling modules to its OEM customers at a price difficult for its OEM customers to achieve otherwise, because of the greater product volumes the Company can reach through multiple customers and applications. The Company believes the economic justification, current availability and effectiveness of its Versatus products provide strong incentives to the Company's OEM customers to forego new product development and to use Versatus handling modules.

         The market for the Company's reliability test systems is also competitive. Companies with which the Company competes include QualiTau, Ltd. and Micro Instruments, Inc.

         There are a number of companies that manufacture and sell conventional burn-in equipment in the United States which compete with the environmental test equipment product line, including Aehr Test Systems, Inc. and Reliability, Inc. The Company is not aware of any companies that provide burn-in equipment which addresses the combined needs of high-power dissipation and high-performance while maintaining sufficiently accurate thermal conditioning.

MANUFACTURING AND SUPPLIES

         Aetrium manufactures certain of its test handler products at its facility in San Diego, California, its environmental test equipment in Lawrence, Massachusetts, and the remainder of its products at its facility in North St. Paul, Minnesota. The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products. Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the certification of the Company's North St. Paul facility in March 1995 under the ISO 9001 certification criteria established by the European Community for the standardization of manufacturing documentation and processes. The Company has also commenced a program to become ISO 9001 certified at its San Diego facility, acquired in the fourth quarter of 1994 as a part of the SymTek Systems acquisition.

         All components and subassemblies are inspected for mechanical and electrical compliance to Company specifications. All finished products are tested against Company and customer specifications, and fully assembled test handler products are tested at all temperatures for which they are designed and with all the IC packages to be accommodated. Where appropriate the Company's handler products are shipped in custom engineered protective packaging to minimize potential damage during shipment.

         A significant portion of the components and subassemblies of the Company's products, including PC boards, refrigeration systems, vacuum pumps and contactor elements, are manufactured by third parties on a subcontract basis. As a part of Aetrium's total quality management program, the Company has an ongoing supplier quality program under which it selects, monitors and rates its suppliers, and recognizes its suppliers for outstanding performance.

         Certain components, including certain contactors for the 900A test handler, temperature sensors and controllers for a number of the Company's test handlers, certain flexible circuits for contactors, and certain heating elements for temperature conditioning, are currently available only from sole sources, and certain other components are available from only a limited number of sources. Aetrium believes it can replace any of its suppliers within a time period consistent with its business requirements. The Company also attempts to keep an adequate supply of critical components in its inventory to minimize any significant impact the loss of a supplier may cause.

SALES AND MARKETING

         The Company markets its test handler products, environmental test equipment and reliability test systems through a combination of direct salespeople and independent manufacturers' representatives and distributors. Aetrium sells its Versatus handling modules directly to OEM customers through its internal sales force. As of December 31, 1996, the Company had 12 United States manufacturers' representatives with an average of 3 salespeople each located throughout the U.S. and Canada in areas critical to the Company's success. International distributors are located in the United Kingdom, France, Germany, India, Italy, Holland, Sweden, Japan, Taiwan, Thailand, Malaysia, Korea, Singapore, Hong Kong, China and the Philippines.

         Aetrium's direct sales organization, comprised of 12 salespeople, coordinates the activities of the Company's manufacturers' representatives and distributors and actively participates with them in selling efforts. This enables the Company to establish strong direct ties with its customers. The Company provides sales and technical support to its manufacturers' representatives and distributors through the Company's sales and service locations in North St. Paul, Minnesota; San Diego, California; Santa Clara, California; Austin, Texas and Warwick, Rhode Island.

         Aetrium's marketing efforts include advertising in trade and business publications, participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for the Company's manufacturers' representatives, distributors and direct salespeople.

         International shipments accounted for 44%, 47% and 28% of the Company's net sales in 1994, 1995 and 1996, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the U.S. for immediate shipment to international sites. While many of the Company's international shipments are made to international sites of U.S. IC manufacturers, there is a growing foreign customer base included in the Company's international sales.

         All of Aetrium's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. Credit limits have been established from time to time on the Company's international distributors, who purchase test handlers from the Company and resell to end users. Irrevocable letters of credit are often used to minimize credit risk and to simplify the purchasing/payment cycle.

RESEARCH AND DEVELOPMENT

         Aetrium believes it must continue to enhance, broaden and modify its existing product line to meet the constantly evolving needs of the IC handler market. To date the Company has relied both on internal development and also technology acquisition and product line acquisition, to extend its product lines, increase its customer base, avoid reliance on any single IC test handler market segment, and develop its Versatus generic handling modules. The Versatus product line required development of a software protocol that plays an important role in the success of that product. Software is a critical element in the Company's reliability test equipment and software development continues to play an increasingly important role in test handling products. The Company intends to bring additional resources to this area as required.

         Product development expenses are typically split approximately 50% for new product development and 50% for continuation engineering. New product development efforts in 1995 included the completion of a quad test site 5050 Series test handler and a 5050 Series test handler with automated input and output from and to industry standard trays. In 1996 Aetrium completed development of the 5050MSOP which handles a small, new package type called the MSOP. Other new products include the 1164 Reliability Test System and a version of the 900A tester handler that features mechanical refrigeration. The Company completed the development of the model 6400 to prototype stage and installed its first unit at a customer location. In addition, a series of enhancements/options are being developed for the Versatus product line which will allow the Company's OEM customers to leverage their efforts on their primary value-added technology/integration skills. The Company's continuing engineering efforts include development of additional change kits to meet the expanding families of IC package types, advancement of contactor technologies to meet the challenges of high performance ICs, enhancement of the M3200 to increase throughput and user interface capabilities, and enhancement of the command and control features of the 5050 product line. Developing efforts continue on a pick-and-place handler that incorporates the conductive thermal conditioning technology received in the 1995 acquisition of EJ Systems. This development project has replaced the development of the Model 8801, which product the Company is no longer developing.

         The Company expenses all research and development costs, including for software development, in the year in which incurred. In 1994, 1995 and 1996, the Company's expenses relating to research and development were approximately $3.2 million, $5.0 million and $7.6 million, respectively. The Company's objective is to invest approximately 12% of its net sales in research and development each year, although it is currently spending more than 12% of net sales due to reduced shipments in the second half of 1996. The Company employed 78 engineering personnel as of December 31, 1996.

INTELLECTUAL PROPERTY RIGHTS

         Aetrium attempts to protect the proprietary aspects of its products with patents, copyrights, trade secret law and internal nondisclosure safeguards. The Company currently holds several U.S. patents covering certain features of its handling systems and Versatus modules and the contactor elements incorporated in certain of its test handlers and for elements of its environmental conditioning chambers. The source code for the software contained in the Company's products is considered proprietary and is not furnished to customers. Some OEM customers have signed noncompete agreements with the Company that deter them from direct competition with the Versatus product line. The Company has also entered into confidentiality agreements with each of its key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as a trade secret.

         Because of the rapid pace of technological changes in the IC industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of the Company's personnel, new product development, frequent product enhancements, name recognition and ongoing, reliable product maintenance and support.

BACKLOG

         The Company's backlog, which consists of customer purchase orders that the Company expects to fill within the next 12 months from December 31, 1996, was approximately $17.7 million as of such date. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenue or earnings.

EMPLOYEES

         As of December 31, 1996 the Company had 320 employees, including 156 in manufacturing, 78 in engineering and product development, 54 in sales, marketing and customer service and 32 in general administration and finance. None of the Company's employees is represented by a labor union or is subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

CERTAIN IMPORTANT FACTORS

         In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         1. the Company's dependence on the IC market and the capital expenditures of IC manufacturers;

         2. the ability of the Company to manage its growth and to integrate and assimilate recent and future acquisitions;

         3. new product development cycles and market acceptance of new products;

         4. potential fluctuations in the Company's operating results based on factors such as cancellation or rescheduling of orders, seasonal fluctuations in business activity, and product announcements by the Company or by competitors;

         5. the impact of competition in the test handler, reliability test equipment and environmental test equipment markets;

         6. the effect of customer concentration and the loss of any significant customer on the Company's sales; and

         7. volatility of the Company's stock price based on factors including developments in the IC industry and high-technology industries generally, as well as fluctuations in the Company's quarterly operating results.

ITEM 2.           PROPERTIES.

         The Company's primary administrative, manufacturing, product development, sales, marketing and field service operations are located in North St. Paul, Minnesota, where the Company currently occupies approximately 45,000 square feet under a lease which expires in March 2006, with an annual rent of approximately $240,000. The lease includes an option to the Company, exercisable at any time during the initial lease term, to require construction of an additional approximately 45,000 square feet for lease at the same rental rate.

         The Company's manufacturing, product development and certain sales and marketing activities for its San Diego Division are conducted in facilities with approximately 42,000 square feet located in San Diego, California under a lease that expires in July 1999, with an annual rent of approximately $275,000. The Company also leases and occupies approximately 3,000 square feet of space in Santa Clara, California under a lease that expires in April 1997, with an annual rent of approximately $32,000. The Company uses this space for sales and field service operations. The Company is currently negotiating a renewal of this lease.

         The Company's Lawrence Division is located in Lawrence, Massachusetts, and conducts its manufacturing and product development activities for its line of environmental test equipment in facilities with approximately 61,500 square feet under a sublease that expires in December 1999, at an annual rent of approximately $332,000.

ITEM 3.           LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages and the offices held, as of February 21, 1997 are as follows:


NAME                       AGE      POSITION
----                       ---      --------

Joseph C. Levesque         52       Chairman   of  the   Board,   President   and   Chief Executive Officer

Darnell L. Boehm           48       Chief Financial Officer, Secretary and Director

Douglas L. Hemer           50       President - San Diego Division

Daniel M. Koch             43       Vice President - Worldwide Sales

Gerald C. Clemens          45       Vice President - Reliability Test Products

James E. Serley            50       Vice  President  and  General  Manager  - IC Handling Products

Paul H. Askegaard          45       Treasurer


         Mr. Levesque has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1986. From 1973 to 1986, Mr. Levesque served in various capacities and most recently as Executive Vice President of Micro Component Technology, Inc., a manufacturer of integrated circuit testers and test handlers. Mr. Levesque is also a director of Arden Industrial Products, Inc., a public company, and served on its compensation committee during 1996.

         Mr. Boehm has served as Chief Financial Officer, Secretary and as a director of the Company since 1986. From December 1994 until July 1995, Mr. Boehm had also assumed executive management responsibilities for the Company's San Diego Division. Mr. Boehm is also the principal of Darnell L. Boehm & Associates, a management consulting firm. From October 1988 to March 1993, Mr. Boehm served as the Acting President of Genesis Labs, Inc., a manufacturer of medical diagnostic products. Mr. Boehm is also a director of Rochester Medical Corporation, a public company.

         Mr. Hemer has served as a director of the Company since 1986, and served as the Chief Administrative Officer of the Company from May 1, 1996 until February 1, 1997, at which time he was named the President of the San Diego Division. Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly for over 15 years before joining the Company. Oppenheimer Wolff & Donnelly has provided and is expected to continue to provide legal services to the Company.

         Mr. Koch has served as the Company's Vice President-Worldwide Sales since March 1991. From March 1990 to March 1991, Mr. Koch served as the Vice President of Sales of Summation, Inc., a company involved with the testing of integrated circuit boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as Vice President of Sales of Micro Component Technology, Inc.

         Mr. Clemens has served as the Company's Vice President-Reliability Test Products since July 1995. From September 1993 to July 1995, Mr. Clemens served as Vice President-Engineering. Mr. Clemens is also the principal of Clemens Associates, a consulting firm. From August 1991 to September 1992, Mr. Clemens was a Vice President at Vectorvision, Inc., a software company. From June 1990 to April 1991, Mr. Clemens was a Vice President at Elke Corporation, a software company.

         Mr. Serley has served as the Company's Vice President and General Manager, IC Handling Products since April 1996. From June 1995 to April 1996, Mr. Serley served as Vice President-Versatus Business Unit. From July 1990 to January 1995, Mr. Serley was Vice President of Operations at Rosemount Aerospace Inc., a supplier of measurement/instrumentation products to the aerospace industry.

         Mr. Askegaard has served as the Company's Treasurer since February 1992. From October 1986 to February 1992, Mr. Askegaard served as the Company's Corporate Controller.


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The information under the caption "Price Range of the Company's Common Stock" on page 27 of the Company's 1996 Annual Report is incorporated herein by reference. The prices reflected in the table presented in the 1996 Annual Report do not include adjustments for retail mark-ups, mark-downs or commissions.

         The Company did not have any unregistered sales of equity securities during the fourth quarter of 1996.


ITEM 6.           SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data" on page 27 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis" on pages 12 through 15 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

         Report of Independent Accountants--page 15.

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994--page 16.

         Consolidated Balance Sheets as of December 31, 1996 and 1995--page 17.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994--page 18.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994--page 19.

         Notes to Consolidated Financial Statements--pages 20 to 26.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a) 1.   FINANCIAL STATEMENTS OF REGISTRANT.

         The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

         Report of Independent Accountants--page 15.

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994--page 16.

         Consolidated Balance Sheets as of December 31, 1996 and 1995--page 17.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994--page 18.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994--page 19.

         Notes to Consolidated Financial Statements--pages 20 to 26.

         (a) 2.   FINANCIAL STATEMENT SCHEDULES OF REGISTRANT.

         The following financial statement schedule is included herein and should be read in conjunction with the financial statements referred to above:

         Financial Statement Schedule:

                  II. Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
of Aetrium Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 31, 1997, appearing on page 15 of the 1996 Annual Report to Shareholders of Aetrium Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, such Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                            /s/ Price Waterhouse LLP

Minneapolis, Minnesota
January 31, 1997



                                   Schedule II

                              AETRIUM INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                                               ADDITIONS
                                                     -------------------------------
                                       BALANCE AT      CHARGED TO
                                      BEGINNING OF     COSTS AND      ACQUISITION                       BALANCE AT
  DESCRIPTION                            PERIOD         EXPENSES      RELATED (1)      DEDUCTIONS     END OF PERIOD
----------------- ------------------ --------------- --------------- --------------- ---------------- ---------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                        1994              65,162          20,000         150,538              0          235,700
                        1995             235,700          45,337          25,668        (19,505)         287,200
                        1996             287,200         515,467               0         (3,267)         799,400

INVENTORY OBSOLESCENCE RESERVE:
                        1994             307,298         226,147       2,378,000       (208,445)       2,703,000
                        1995           2,703,000         429,000         726,457       (550,713)       3,307,744
                        1996           3,307,744         488,000               0     (1,780,611)       2,015,133

WARRANTY RESERVE:
                        1994              97,556         163,135         756,000       (213,691)         803,000
                        1995             803,000         361,781          25,000       (604,781)         585,000
                        1996             585,000         631,535               0       (605,959)         610,576

(1) Reserve increases related to the inclusion of newly acquired businesses.


         (a) 3.   EXHIBITS.

                  The exhibits to this Report are listed in the Exhibit Index attached hereto.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 4, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Aetrium Incorporated, 2350 Helen Street, North St.
Paul, Minnesota 55109; Attn.:  Shareholder Relations.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

         1. Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1993). (File No. 0-22166).

         2. Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

         3.       1993 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.2 to the Company's Form 10-KSB for the year ended December 31, 1995) (File No. 0-22166).

         4. Salary Savings Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-64962C)).

         5.       Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 33-74616)).

         6. Employment Agreement dated April 1, 1986 between Joseph C. Levesque and the Company (incorporated by reference to Exhibit
                  10.6 to the Company's Registration Statement on Form SB-2 (File No. 33-64962C)).

                  (b)      REPORTS ON FORM 8-K.

                           The Company did not file any Current Reports on Form
                  8-K during the fourth quarter of 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AETRIUM INCORPORATED


Date:  March 28, 1997                 By:  /s/ Joseph C. Levesque
                                          -----------------------
                                          Joseph C. Levesque
                                          Chief Executive Officer and President
                                          (principal executive officer)


                                     By: /s/ Darnell L. Boehm
                                         --------------------
                                         Darnell L. Boehm
                                         Chief Financial Officer and Secretary
                                         (principal financial and accounting
                                         officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1997 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                              Title
---------                                              -----

/s/ Joseph C. Levesque                                 Chairman of the Board
----------------------------------------
Joseph C. Levesque

/s/ Darnell L. Boehm                                   Director
----------------------------------------
Darnell L. Boehm

/s/ Terrence W. Glarner                                Director
----------------------------------------
Terrence W. Glarner

/s/ Andrew J. Greenshields                             Director
----------------------------------------
Andrew J. Greenshields

/s/ Douglas L. Hemer                                   Director
----------------------------------------
Douglas L. Hemer

/s/ Terrance J. Nagel                                  Director
----------------------------------------
Terrance J. Nagel




                              AETRIUM INCORPORATED
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

ITEM NO.                                     ITEM                                       METHOD OF FILING
--------                                     ----                                       ----------------

3.1                   The Company's  Restated Articles of Incorporation,    Incorporated  by  reference  to  Exhibit
                      as amended.                                           3.1   to  the   Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-64962C).

3.2                   The Company's Bylaws, as amended.                     Incorporated  by  reference  to  Exhibit
                                                                            3.2   to  the   Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-64962C).

4.1                   Specimen  Form  of  the  Company's   Common  Stock    Incorporated  by  reference  to  Exhibit
                      Certificate.                                          4.1   to  the   Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-64962C).

10.1                  1987 Non-Statutory Stock Option Plan.                 Incorporated  by  reference  to  Exhibit
                                                                            10.1  to  the   Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-64962C).

10.2                  1993 Stock Incentive Plan.                            Incorporated  by  reference  to  Exhibit
                                                                            10.2 to the  Company's  Annual Report on
                                                                            Form 10-KSB for year ended  December 31,
                                                                            1995 (File No. 0-22166).

10.3                  Salary Savings Plan.                                  Incorporated  by  reference  to  Exhibit
                                                                            10.3  to  the   Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-64962C).

10.4                  Form of Incentive Stock Option Agreement.             Incorporated  by  reference  to  Exhibit
                                                                            10.6 to the  Company's  Annual Report on
                                                                            Form   10-KSB   for   the   year   ended
                                                                            December 31, 1993 (File No. 0-22166).

10.5                  Form of Non-Statutory Option Agreement.               Incorporated  by  reference  to  Exhibit
                                                                            10.7 to the  Company's  Annual Report on
                                                                            Form   10-KSB   for   the   year   ended
                                                                            December 31, 1993 (File No. 0-22166).

10.6                  Employment Agreement dated April 1,  1986, between    Incorporated  by  reference  to  Exhibit
                      the Company and Joseph C. Levesque.                   10.6  to  the   Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-64962C).

10.7                  Credit  Agreement  dated August 11, 1989,  between    Incorporated  by  reference  to  Exhibit
                      Harris Bank and the Company.                          10.7  to  the   Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-64962C).

10.8                  Lease  Agreement,  dated  July 19,  1995,  between    Incorporated  by  reference  to  Exhibit
                      KAMKO Investments and the Company                     10.12  to  the  Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-98040).

10.9                  Amendment to Lease Agreement,  dated September 26,    Incorporated  by  reference  to  Exhibit
                      1995, between KAMKO Investments and the Company       10.13  to  the  Company's   Registration
                                                                            Statement   on  Form   SB-2   (File  No.
                                                                            33-98040).

10.10                 Industrial   Lease   Agreement    between   Parken    Incorporated  by  reference  to  Exhibit
                      Investment   Company  No.  One  N.V.  and  Sym-Tek    10.14  to  the  Company's   Registration
                      Systems, Inc., dated as of July 7, 1994               Statement   on  Form   SB-2   (File  No.
                                                                            33-98040).

10.11                 First Amendment to Industrial  Lease dated July 7,    Incorporated  by  reference  to  Exhibit
                      1994 by and between Parken  Investment Co. No. One    10.15  to  the  Company's   Registration
                      N.V.  c/o CBS  Investment  Realty Inc. and Aetrium    Statement   on  Form   SB-2   (File  No.
                      Incorporated                                          33-98040).

10.12                 Asset  Purchase  Agreement,  dated as of  December    Incorporated  by  reference  to  Exhibit
                      29, 1995,  between Aetrium  Incorporated  and E.J.    2.1 to the Company's  Current  Report on
                      Systems, Inc.                                         Form 8-K dated  January  16,  1996 (File
                                                                            No. 0-22166).

10.13                 Amendment  No.  1  to  Asset  Purchase  Agreement,    Incorporated  by  reference  to  Exhibit
                      dated as of December  29,  1995,  between  Aetrium    2.2 to the Company's  Current  Report on
                      Incorporated and E.J. Systems, Inc.                   Form 8-K dated  January  16,  1996 (File
                                                                            No. 0-22166).

10.14                 Employee Stock Purchase Plan.                         Incorporated  by  reference  to  Exhibit
                                                                            99.1  to  the   Company's   Registration
                                                                            Statement   on  Form   S-8   (File   No.
                                                                            33-74616).

10.15                 Agreement of Sublease,  dated January 16, 1990, by    Incorporated  by  reference  to  Exhibit
                      and between General Signal Technology  Corporation    10.19  to the  Company's  Annual  Report
                      and E.J. Systems, Inc.                                on Form  10-KSB for year ended  December
                                                                            31, 1995 (File No. 0-22166).

13.1                  Excerpts from Annual Report to 1996 Shareholders.     Filed herewith electronically.

21.1                  Subsidiaries of the Registrant.                       Incorporated  by  reference  to  Exhibit
                                                                            21.1 to the  Company's  Annual Report on
                                                                            Form 10-KSB for the year ended  December
                                                                            31, 1995 (File No. 0-22166).

23.1                  Independent Auditors' Consent.                        Filed herewith electronically.

27.1                  Financial Data Schedule.                              Filed herewith electronically.