Form 10-Q
period 1997-03-31
AETRIUM INC
filed 1997-05-14
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997

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

                                 Yes _X_ No ____

Number of shares of Common Stock, $.001 par value, outstanding
as of April 30, 1997                                                   8,476,579
                                                                       ---------

                              AETRIUM INCORPORATED

                                      INDEX


                                                                                             PAGE
                                                                                             ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements:

                    Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
                    December 31, 1996                                                        3-4

                    Consolidated Statements of Income (unaudited) for the three
                    months ended March 31, 1997 and 1996                                      5

                    Consolidated Statements of Cash Flows (unaudited) for the three
                    months ended March 31, 1997 and 1996                                      6

                    Notes to unaudited consolidated financial statements                      7

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                     8-9



PART II.  OTHER INFORMATION

                    Legal Proceedings                                                         10

                    Changes in Securities                                                     10

                    Defaults Upon Senior Securities                                           10

                    Submission of Matters to a Vote of Security Holders                       10

                    Other Information                                                         10

                    Exhibits and Reports on Form 8-K                                          10



SIGNATURES                                                                                    11


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            March 31,       December 31,
                                              1997             1996
                                            --------         --------
                                            (Unaudited)      (Audited)
                                          (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                $ 35,507         $ 34,756
   Short term investments                      1,028            1,028
   Accounts receivable, net                    9,945            8,032
   Inventories                                10,477           10,332
   Deferred taxes                              1,009            1,009
   Other current assets                          398              355
                                            --------         --------
      Total current assets                    58,364           55,512
                                            --------         --------

Property and equipment:
   Furniture and fixtures                        852              852
   Equipment                                   3,775            3,683
                                            --------         --------
                                               4,627            4,535
   Less accumulated depreciation and
   amortization                               (2,447)          (2,276)
                                            --------         --------
      Property and equipment, net              2,180            2,259

Noncurrent deferred taxes                      2,519            2,519
Intangible and other assets, net               1,391            1,428
                                            --------         --------

                Total assets                $ 64,454         $ 61,718
                                            ========         ========

        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            March 31,   December 31,
                                                              1997          1996
                                                            -------        -------
                                                          (Unaudited)      (Audited)
                                                     (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                     2,573          1,041
   Accrued compensation and commissions                       1,445          1,515
   Other accrued expenses                                     1,153          1,182
   Income taxes payable                                          56              0
                                                            -------        -------
      Total current liabilities                               5,227          3,738
                                                            -------        -------

Shareholders' equity:
   Common stock, $.001 par value; 16,000,000
    shares authorized; 8,471,904 and 8,449,420
    shares issued and outstanding, respectively                   8              8
   Additional paid-in capital                                43,417         43,280
   Retained earnings                                         15,802         14,692
                                                            -------        -------
      Total shareholders' equity                             59,227         57,980
                                                            -------        -------

          Total liabilities and shareholders' equity        $64,454        $61,718
                                                            =======        =======


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three months ended March 31,
                                                 1997              1996
                                                --------         --------
                                           (in thousands, except per share data)

Net sales                                       $ 11,936         $ 17,049
Cost of goods sold                                 5,818            7,486
                                                --------         --------
   Gross profit                                    6,118            9,563
                                                --------         --------

Operating expenses:
    Selling, general, and administrative           2,866            3,498
    Research and development                       1,978            1,920
                                                --------         --------
        Total operating expenses                   4,844            5,418
                                                --------         --------

Income from operations                             1,274            4,145
Other income, net                                    312              268
                                                --------         --------
Income before income taxes                         1,586            4,413
Provision for income taxes                          (476)          (1,412)
                                                --------         --------

Net income                                      $  1,110         $  3,001
                                                ========         ========

Net income per common share                     $    .13         $    .35
                                                ========         ========

Weighted average common and
  common equivalent shares
  outstanding                                      8,673            8,582
                                                ========         ========

        See accompanying notes to the consolidated financial statements.


                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Three months ended March 31,
                                                                         1997            1996
                                                                      --------         --------
                                                                             (in thousands)
Cash flows from operating activities:
   Net income                                                         $  1,110         $  3,001
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                       208              316
       Changes in assets and liabilities:
           Accounts receivable, net                                     (1,913)          (1,011)
           Inventories                                                    (145)          (1,420)
           Other current assets                                            (43)             187
           Intangible and other assets                                       0               (1)
           Trade accounts payable                                        1,532            1,486
           Accrued compensation and commissions                            (70)              88
           Other accrued expenses                                          (29)             (42)
           Income taxes payable                                            157              839
                                                                      --------         --------
           Net cash provided by operating activities                       807            3,443
                                                                      --------         --------

Cash flows from investing activities:
   Payment of acquisition related indebtedness                               0           (7,287)
   Purchase of property and equipment                                      (92)            (850)
                                                                      --------         --------
           Net cash used in investing activities                           (92)          (8,137)
                                                                      --------         --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                              151                6
   Repurchase of common stock related to exercise of
    stock options                                                         (115)            (309)
   Principal payments on debt                                                0             (175)
                                                                      --------         --------
          Net cash generated by (used in) financing activities              36             (478)
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                       751           (5,172)

Cash and cash equivalents at beginning of period                        34,756           35,291

                                                                      ========         ========
Cash and cash equivalents at end of period                            $ 35,507         $ 30,119
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

       Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-K for the year ended December 31, 1996.

2.     INVENTORIES


       Inventories consist of the following:
                                                                   March 31,     December 31,
                                                                     1997           1996
                                                                   -------        -------
                                                                       (in thousands)

          Purchased parts and completed subassemblies              $ 6,947        $ 7,330
          Work in process                                            1,967          2,105
          Finished goods, primarily demonstration equipment          1,563            897
                                                                   -------        -------
             Total                                                 $10,477        $10,332
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

4.     ACQUISITION - RELATED INDEBTEDNESS

       Effective December 29, 1995, the company acquired substantially all of the assets and assumed certain liabilities of EJ Systems, Inc., a manufacturer of environmental test products. The purchase price included $7,287,323 of cash which was paid in January 1996.


5.     SUBSEQUENT EVENT

       On April 1, 1997, the company acquired substantially all of the assets and assumed certain liabilities of Forward Systems Automation Inc., a manufacturer of equipment for the semiconductor and electronic component industries. The purchase price included $4 million in cash and 186,000 shares of Aetrium common stock valued at approximately $2.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                 NET SALES. Net sales were $11.9 million for the quarter ended March 31, 1997, compared with $17.0 million for the comparable 1996 quarter, a 30% decrease. Sales of test handlers, reliability test equipment, and spare parts decreased substantially due to a general slowdown in the semiconductor industry. These decreases were offset somewhat by increasing sales of automation modules and environmental test equipment.

                 GROSS PROFIT. Gross profit was 51.3% of net sales for the quarter ended March 31, 1997. This compares with 56.1% for the quarter ended March 31, 1996. Gross profit margins for test handlers, which represent a substantial portion of the consolidated revenues, declined in the quarter ended March 31, 1997 compared with the same quarter in 1996, due to lower volume and a shift in product mix to relatively more pick-and-place test handlers, which tend to have lower margins than gravity-feed test handlers. The decline in test handler margins was partially offset by improving margins for environmental test products manufactured at the Lawrence Division.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 1997 were $2.9 million compared with $3.5 million for the comparable quarter in 1996. The decrease in 1997 expense is primarily attributable to lower commissions expense due to lower revenue levels.

                 RESEARCH AND DEVELOPMENT. Research and development expenses were $2.0 million for the quarter ended March 31, 1997 or slightly higher than the $1.9 million for the comparable period in 1996. Research and development expenses represented 16.6% and 11.3% of net sales for the quarters ended March 31, 1997 and 1996 respectively. The increase in 1997 reflects continued funding of development activities at 1996 levels despite the lower revenue levels.

                 OTHER INCOME, NET. Other income, net, amounted to $312,000 for the quarter ended March 31, 1997 compared with $268,000 for the comparable quarter in 1996. The increase is attributable to increased interest income earned on higher invested cash balances.

                 INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 30.0% and 32.0% of pretax income for the quarters ended March 31, 1997 and 1996 respectively. The decrease in the rate results from the reinstatement of the federal research tax credit in mid-1996. The effective tax rates compare favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and research tax credits as well as the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.

           FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of March 31, 1997 or December 31, 1996.

                 On April 1, 1997 the company disbursed $4.0 million in connection with the acquisition of the business of Forward Systems Automation Inc. The company believes its remaining cash and short term investments of approximately $32.5 million, funds generated from operations, and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.



           FINANCIAL CONDITION, BUSINESS RISKS AND UNCERTAINTIES

                 A number of risks and uncertainties exist which could impact the company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, changes in rates of capital spending by semiconductor manufacturers, the company's success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating acquired businesses, and other factors, including those set forth in the company's SEC filings, including its current report on Form 10-K for the year ended December 31, 1996.

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

                     (b)  Reports on Form 8-K
                            None.


                              AETRIUM INCORPORATED


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    AETRIUM INCORPORATED
                                                        (Registrant)



        Date: May 9, 1997        By:      /s/ Joseph C. Levesque
                                         -----------------------
                                         Joseph C. Levesque
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

        Date: May 9, 1997        By:      /s/ Darnell L. Boehm
                                         ---------------------
                                         Darnell L. Boehm
                                         Chief Financial Officer, Secretary, and
                                         Director