Form 10-Q
period 1997-06-30
AETRIUM INC
filed 1997-08-13
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

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

                            Yes ___X___   No _______



Number of shares of Common Stock, $.001 par value,
outstanding as of July 25, 1997                                    8,745,815
                                                                   ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

               Consolidated Balance Sheets as of June 30, 1997
               (unaudited) and December 31, 1996                            3-4

               Consolidated Statements of Operations (unaudited) for the three month and six month periods ending June 30, 1997
               and 1996                                                     5

               Consolidated Statements of Cash Flows (unaudited) for the
               six months ended June 30, 1997 and 1996                      6

               Notes to unaudited consolidated financial statements         7-8

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9-10


PART II.  OTHER INFORMATION

               Legal Proceedings                                            11

               Changes in Securities                                        11

               Defaults Upon Senior Securities                              11

               Submission of Matters to a Vote of Security Holders          11

               Other Information                                            11

               Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                                  12

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          June 30,      December 31,
                                            1997           1996
                                          --------       --------
                                        (Unaudited)     (Audited)
                                     (in thousands, except share data)
Current Assets:
   Cash and cash equivalents              $ 29,713       $ 34,756
   Short term investments                        0          1,028
   Accounts receivable, net                 11,769          8,032
   Inventories                              13,834         10,332
   Deferred taxes                            1,104          1,009
   Other current assets                        272            355
                                          --------       --------
      Total current assets                  56,692         55,512
                                          --------       --------

Property and equipment:
   Furniture and fixtures                    1,029            852
   Equipment                                 3,924          3,683
                                          --------       --------
                                             4,953          4,535
   Less accumulated depreciation and
   amortization                             (2,536)        (2,276)
                                          --------       --------
      Property and equipment, net            2,417          2,259

Noncurrent deferred taxes                    4,750          2,519
Intangible and other assets, net             3,845          1,428
                                          --------       --------

                Total assets              $ 67,704       $ 61,718
                                          ========       ========

        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30,   December 31,
                                                           1997         1996
                                                          -------      -------
                                                        (Unaudited)   (Audited)
                                                     (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                   4,304        1,041
   Accrued compensation and commissions                     1,457        1,515
   Other accrued expenses                                   2,890        1,182
   Income taxes payable                                       476            0
                                                          -------      -------
      Total current liabilities                             9,127        3,738
                                                          -------      -------

Shareholders' equity:
   Common stock, $.001 par value; 16,000,000
    shares authorized; 8,709,761 and 8,449,420
    shares issued and outstanding, respectively                 9            8
   Additional paid-in capital                              46,206       43,280
   Retained earnings                                       12,362       14,692
                                                          -------      -------
      Total shareholders' equity                           58,577       57,980
                                                          -------      -------

          Total liabilities and shareholders' equity      $67,704      $61,718
                                                          =======      =======


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended June 30,   Six months ended June 30,
                                                1997           1996           1997           1996
                                              --------       --------       --------       --------
                                                    (in thousands, except per share data)
Net sales                                     $ 14,921       $ 17,271       $ 26,857       $ 34,320
Cost of goods sold                               7,295          7,454         13,113         14,940
                                              --------       --------       --------       --------
   Gross profit                                  7,626          9,817         13,744         19,380
                                              --------       --------       --------       --------

Operating expenses:
    Selling, general, and administrative         3,224          3,435          6,090          6,933
    Research and development                     2,474          1,931          4,452          3,851
    Acquisition related charge                   7,191              0          7,191              0
                                              --------       --------       --------       --------
        Total operating expenses                12,889          5,366         17,733         10,784
                                              --------       --------       --------       --------

Income (loss) from operations                   (5,263)         4,451         (3,989)         8,596
Other income, net                                  303            261            615            529
                                              --------       --------       --------       --------
Income (loss) before income taxes               (4,960)         4,712         (3,374)         9,125
Provision for income taxes                       1,520         (1,509)         1,044         (2,921)
                                              --------       --------       --------       --------

Net income (loss)                             $ (3,440)      $  3,203       $ (2,330)      $  6,204
                                              ========       ========       ========       ========

Net income (loss) per common share            $   (.39)      $    .37       $   (.26)      $    .72
                                              ========       ========       ========       ========

Weighted average common and
  common equivalent shares
  outstanding                                    8,932          8,622          8,807          8,602
                                              ========       ========       ========       ========

        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended June 30,
                                                                  1997           1996
                                                                --------       --------
                                                                     (in thousands)
Cash flows from operating activities:
   Net income (loss)                                            $ (2,330)      $  6,204
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                 504            529
       Acquisition related charge                                  7,191              0
       Deferred taxes                                             (2,265)             0
       Changes in assets and liabilities, net of affect of
         acquired business:
           Accounts receivable, net                               (3,454)            (2)
           Inventories                                            (2,656)        (2,939)
           Other current assets                                      111            283
           Intangible and other assets                                 0              2
           Trade accounts payable                                  2,863            431
           Accrued compensation and commissions                     (169)           (37)
           Other accrued expenses                                   (122)          (220)
           Income taxes payable                                      903            288
                                                                --------       --------
           Net cash provided by operating activities                 576          4,539
                                                                --------       --------

Cash flows from investing activities:
   Purchase of business, net of  cash acquired                    (3,997)             0
   Payment of acquisition related indebtedness                         0         (7,287)
   Sale (purchase) of short term investments                       1,000              0
   Purchase of property and equipment                               (329)        (1,139)
   Purchase of technology                                         (1,000)             0
                                                                --------       --------
           Net cash used in investing activities                  (4,326)        (8,426)
                                                                --------       --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                        439             50
   Repurchase of common stock related to exercise of
    stock options                                                   (439)          (648)
   Principal payments on debt                                     (1,293)          (175)
                                                                --------       --------
          Net cash used in financing activities                   (1,293)          (773)
                                                                --------       --------

Net decrease in cash and cash equivalents                         (5,043)        (4,660)

Cash and cash equivalents at beginning of period                  34,756         35,291

                                                                --------       --------
Cash and cash equivalents at end of period                      $ 29,713       $ 30,631
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

2.     INVENTORIES

       Inventories consist of the following:

                                                          June 30,     December 31,
                                                            1997           1996
                                                           -------        -------
                                                                (in thousands)
       Purchased parts and completed subassemblies         $ 7,232        $ 7,330
       Work in process                                       4,778          2,105
       Finished goods, primarily demonstration equipment     1,824            897
                                                           -------        -------
          Total                                            $13,834        $10,332
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

4.     ACQUISITION - FORWARD SYSTEMS AUTOMATION

       On April 1, 1997, the company acquired substantially all of the assets (including in-process research and development) and assumed certain liabilities of Forward Systems Automation, Inc. ("FSA"), a privately-held manufacturer of equipment for the semiconductor and electronic component industries. The purchase price totaled $6,749,840 including $4,000,000 of cash, 186,000 shares of Aetrium common stock valued at $2,499,840 and $250,000 of acquisition related costs. In addition, the company assumed certain FSA notes payable obligations of approximately $1,293,000 which were paid on April 1, 1997 concurrent with the closing of the acquisition. The acquisition was accounted for as a purchase. The company's consolidated financial statements include the results of FSA operations since April 1, 1997.

       The following table presents the consolidated results of operations of the company on an unaudited pro forma basis as if the acquisition had taken place at the beginning of each period (in thousands, except per share data):

                                            Six months ended June 30,
                                            -------------------------
       Unaudited pro forma                   1997              1996
       -------------------                   ----              ----
       Net sales                           $ 27,596          $ 35,457
       Net income                             1,913             5,906
       Net income per share                $    .21          $    .67


       The acquisition related charge of $7,191,000 is not reflected in the pro forma results above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

5.     ACQUISITION RELATED INDEBTEDNESS - EJ SYSTEMS

       Effective December 29,1995, the company acquired substantially all of the assets and assumed certain liabilities of EJ Systems, Inc., a manufacturer of environmental test products. The purchase price included $7,287,323 of cash which was paid in January 1996.

6.     INTANGIBLE AND OTHER ASSETS

       On June 27, 1997, the company paid $1,000,000 to an independent contractor for the development completed on a test handler which utilizes conductive thermal conditioning and control technologies. The capitalized technology is being amortized on a straight line basis over fifteen years.

                              AETRIUM INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

               NET SALES. Net sales were $14.9 million for the second quarter ended June 30, 1997, a 25% increase over the $11.9 million for the immediately preceding quarter ended March 31, 1997 and a 14 % decrease from the $17.3 million for the second quarter of 1996. Net sales were $26.9 million for the six months ended June 30, 1997, compared with $34.3 million for the comparable period in 1996, a 22% decrease. Sales of test handlers and spare parts decreased substantially in the first half of 1997 compared to the first half of 1996 due to a general slowdown in the semiconductor industry. Decreases in test handler and spare parts sales were offset somewhat by strong gains in the sales of automation modules and a moderate gain in the sales of reliability/environmental test equipment. The inclusion of revenues from the recently acquired FSA business were relatively insignificant to total sales.

               GROSS PROFIT. Gross profit was 51.2% of net sales for the six months ended June 30, 1997 compared with 56.5% for the six months ended June 30, 1996. Gross profit was 51.1% of net sales for the second quarter ended June 30, 1997 compared with 56.8% for the second quarter of 1996. Gross profit margins for test handlers, which represent a substantial portion of the consolidated revenues, were lower in 1997 due to significantly lower unit volume and a shift in product mix to relatively more pick-and-place test handlers, which tend to have lower margins than gravity-feed test handlers. Also, sales of lower margin automation modules have represented a significantly larger portion of total sales in the first half of 1997, diluting the overall gross profit margins.

               SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1997 were $6.1 million compared with $6.9 million for the same period in 1996 and were $3.2 million for the second quarter ended June 30, 1997 compared with $3.4 million for the comparable quarter in 1996. The decrease in 1997 expense is primarily attributable to lower commissions expense due to lower revenue levels, offset somewhat by the inclusion of FSA results since April 1, 1997.

               RESEARCH AND DEVELOPMENT. Research and development expenses were $4.5 million for the six months ended June 30, 1997 compared with $3.9 million for the comparable period in 1996 and were $2.5 million for the second quarter ended June 30, 1997 compared with $1.9 million for the second quarter in 1996. Development spending increased at each of the company's operating locations in 1997 compared with 1996. In addition, expenses of the recently acquired FSA business are included since April 1, 1997. Research and development expenses represented 16.6% and 11.2% of net sales for the six months ended June 30, 1997 and 1996 respectively, reflecting the company's strategy of continuing to fund development activities despite fluctuations in revenue levels.

               ACQUISITION RELATED CHARGE. In connection with the FSA acquisition, $ 7,191,000 related to in-process research and development was charged against income in the second quarter ended June 30, 1997 as the underlying research and development projects had not yet reached technological feasibility. A deferred tax benefit of approximately $ 2.2 million was recorded related to the future tax deductibility of this expense.

               OTHER INCOME, NET. Other income, net, amounted to $615,000 for the six months ended June 30, 1997 compared with $529,000 for the comparable period in 1996 and amounted to $303,000 for the second quarter ended June 30, 1997 compared with $261,000 for the same quarter in 1996. The increase is attributable to increased interest income earned on higher average invested cash balances.

               INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 30.9% and 32.0% of pretax income for the six months ended June 30, 1997 and 1996 respectively. The lower rate in 1997 results primarily from the reinstatement of the federal research tax credit in mid-1996. The effective tax rates compare favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and research tax credits as well as the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

               The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of June 30, 1997 or December 31, 1996.

               On April 1, 1997 the company disbursed $4.0 million in connection with the FSA acquisition plus approximately $ 1.3 million to pay off certain FSA debts. The company believes its remaining cash and short term investments of approximately $29.7 million, funds generated from operations, and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.

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


    Item 2.    Changes in Securities
               None.


    Item 3.    Defaults on Senior Securities
               None.


    Item 4.    Submissions of Matters to a Vote of Security Holders

               On May 20, 1997 the Company held it's Annual Shareholder Meeting at which the following matters were voted upon.

               1. The shareholders elected the following individuals to serve as members of the Board of Directors:

                                           Votes For         Votes Withheld
                                           ---------         --------------
               Joseph C. Levesque          7,553,317            195,887
               Darnell L. Boehm            7,553,317            195,887
               Terrence W. Glarner         7,553,317            195,887
               Andrew J. Greenshields      7,553,217            195,987
               Douglas L. Hemer            7,553,317            195,887
               Terrance J. Nagel           7,553,217            195,987

               2. The shareholders also approved certain amendments to the Company's 1993 Stock Incentive Plan.

                                       Votes For      Votes Against       Votes
                                       ---------      -------------     Withheld
                                                                        --------
               Amendments to 1993
               Stock Incentive Plan    6,846,827         778,885        123,492


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


                                    AETRIUM INCORPORATED
                                        (Registrant)



          Date: August 8, 1997      By:  /s/ Joseph C. Levesque
                                         ---------------------------------------
                                         Joseph C. Levesque
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

          Date: August 8, 1997      By:  /s/ Darnell L. Boehm
                                         ---------------------------------------
                                         Darnell L. Boehm
                                         Chief Financial Officer, Secretary, and
                                         Director