Form 10-Q
period 1997-09-30
AETRIUM INC
filed 1997-11-13
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

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
                              Yes _X_     No ___


Number of shares of Common Stock, $.001 par value,
outstanding as of November 5, 1997                       8,786,740

                              AETRIUM INCORPORATED

                                      INDEX




                                                                                     PAGE
                                                                                     ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements:

                    Consolidated Balance Sheets as of September 30, 1997
                    (unaudited) and December 31, 1996                                 3-4

                    Consolidated Statements of Income (unaudited) for the
                    three month and nine month periods ended                           5
                    September 30, 1997 and 1996

                    Consolidated Statements of Cash Flows (unaudited) for the
                    nine months ended September 30, 1997 and 1996                      6

                    Notes to unaudited consolidated financial statements              7-8

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                9-10



PART II.  OTHER INFORMATION

                    Legal Proceedings                                                 11

                    Changes in Securities                                             11

                    Defaults Upon Senior Securities                                   11

                    Submission of Matters to a Vote of Security Holders               11

                    Other Information                                                 11

                    Exhibits and Reports on Form 8-K                                  11



SIGNATURES                                                                            12


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                     September 30, December 31,
                                         1997        1996
                                       --------------------
                                     (Unaudited)  (Audited)
                                (in thousands, except share data)
Current Assets:
   Cash and cash equivalents           $ 31,263    $ 34,756
   Short term investments                     0       1,028
   Accounts receivable, net              12,229       8,032
   Inventories                           14,908      10,332
   Deferred taxes                         1,104       1,009
   Other current assets                     173         355
                                       --------------------
      Total current assets               59,677      55,512
                                       --------------------

Property and equipment:
   Furniture and fixtures                 1,049         852
   Equipment                              4,150       3,683
                                       --------------------
                                          5,199       4,535
   Less accumulated depreciation and
   amortization                          (2,725)     (2,276)
                                       --------------------
      Property and equipment, net         2,474       2,259

Noncurrent deferred taxes                 4,750       2,519
Intangible and other assets, net          3,729       1,428
                                       --------------------

                Total assets           $ 70,630    $ 61,718
                                       ====================

        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        September 30, December 31,
                                                           1997          1996
                                                          ---------------------
                                                        (Unaudited)    (Audited)
                                                     (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                 $ 3,200       $ 1,041
   Accrued compensation and commissions                     2,142         1,515
   Other accrued expenses                                   3,137         1,182
   Income taxes payable                                       894             0
                                                          ---------------------
      Total current liabilities                             9,373         3,738
                                                          ---------------------

Shareholders' equity:
   Common stock, $.001 par value; 16,000,000
    shares authorized; 8,763,467 and 8,449,420
    shares issued and outstanding, respectively                 9             8
   Additional paid-in capital                              46,542        43,280
   Retained earnings                                       14,706        14,692
                                                          ---------------------
      Total shareholders' equity                           61,257        57,980
                                                          ---------------------

          Total liabilities and shareholders' equity      $70,630       $61,718
                                                          =====================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                              Three months ended September 30,    Nine months ended September 30,
                                              --------------------------------    -------------------------------
                                                   1997              1996              1997              1996
                                                 ---------------------------------------------------------------
                                                                  (in thousands, except per share data)
Net sales                                        $ 18,683          $ 13,048          $ 45,540          $ 47,368
Cost of goods sold                                  8,825             6,057            21,938            20,997
                                                 --------------------------------------------------------------
   Gross profit                                     9,858             6,991            23,602            26,371
                                                 --------------------------------------------------------------

Operating expenses:
    Selling, general, and administrative            3,848             2,737             9,938             9,670
    Research and development                        2,969             1,934             7,421             5,785
    Acquisition related charge                          0                 0             7,191                 0
                                                 --------------------------------------------------------------
        Total operating expenses                    6,817             4,671            24,550            15,455
                                                 --------------------------------------------------------------

Income (loss) from operations                       3,041             2,320              (948)           10,916
Other income, net                                     238               299               853               828
                                                 --------------------------------------------------------------
Income (loss) before income taxes                   3,279             2,619               (95)           11,744
Provision for income taxes                           (935)             (838)              109            (3,759)
                                                 --------------------------------------------------------------

Net income                                       $  2,344          $  1,781          $     14          $  7,985
                                                 ==============================================================

Net income per common share                      $    .26          $    .21          $    .00          $    .93
                                                 ==============================================================

Weighted average common and
  common equivalent shares
  outstanding                                       9,064             8,566             8,894             8,590
                                                 ==============================================================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended September 30,
                                                          --------------------------
                                                             1997             1996
                                                          --------------------------
                                                                 (in thousands)
Cash flows from operating activities:
   Net income                                             $     14          $  7,985
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                           809               722
       Acquisition related charge                            7,191                 0
       Deferred taxes                                       (2,265)                0
       Changes in assets and liabilities, net of affect
         of acquired business:
           Accounts receivable, net                         (3,914)            2,438
           Inventories                                      (3,730)           (2,157)
           Other current assets                                210               243
           Intangible and other assets                           0                 2
           Trade accounts payable                            1,759              (745)
           Accrued compensation and commissions                516                15
           Other accrued expenses                              125              (275)
           Income taxes payable                              1,768               416
                                                          --------------------------
           Net cash provided by operating activities         2,483             8,644
                                                          --------------------------

Cash flows from investing activities:
   Purchase of business, net of cash acquired               (3,997)                0
   Payment of acquisition related indebtedness                   0            (7,287)
   Sale (purchase) of short term investments                 1,000            (1,028)
   Purchase of property and equipment                         (575)           (1,300)
   Purchase of technology                                   (1,000)                0
                                                          --------------------------
           Net cash used in investing activities            (4,572)           (9,615)
                                                          --------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                  763                50
   Repurchase of common stock related to exercise of
    stock options                                             (874)             (826)
   Principal payments on debt                               (1,293)             (175)
                                                          --------------------------
          Net cash used in financing activities             (1,404)             (951)
                                                          --------------------------

Net decrease in cash and cash equivalents                   (3,493)           (1,922)

Cash and cash equivalents at beginning of period            34,756            35,291

                                                          --------------------------
Cash and cash equivalents at end of period                $ 31,263          $ 33,369
                                                          ==========================



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

2.     INVENTORIES

       Inventories consist of the following:


                                                                 September 30,    December 31,
                                                                     1997            1996
                                                                   -------         -------
                                                                       (in thousands)

         Purchased parts and completed subassemblies               $ 6,398         $ 7,330
         Work in process                                             5,807           2,105
         Finished goods, including demonstration equipment           2,703             897
                                                                   -------         -------
            Total                                                  $14,908         $10,332
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

       The following table presents the consolidated results of operations of the company on an unaudited pro forma basis as if the acquisition had taken place at the beginning of each period (in thousands, except per share data):

                                          Nine months ended September 30,
                                          -------------------------------
         Unaudited pro forma                  1997               1996
         -------------------              ----------         ----------
         Net sales                        $   46,279         $   49,254
                                          ----------         ----------
         Net income                            4,257              7,465
                                          ----------         ----------
         Net income per share             $      .48         $      .85
         --------------------             ==========         ==========

         Reported net income per
         share before acquisition
         related charge                   $      .57         $      .93
         --------------                   ==========         ==========

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

7.     SUBSEQUENT EVENT

       On November 7, 1997 the company acquired substantially all of the assets and assumed certain liabilities of the Test Handler Division of Advantek Inc. The company acquired only that portion of Advantek's business which manufactures pick-and-place test handlers for the semiconductor industry. The purchase price was approximately $4.0 million in cash.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            RESULTS OF OPERATIONS


                 NET SALES. Net sales were $18.7 million for the third quarter ended September 30, 1997, a 43% increase over the $13.0 million for the third quarter of 1996. Net sales were $45.5 million for the nine months ended September 30, 1997, compared with $47.4 million for the comparable period in 1996, a 4% decrease. During 1996, a general slowdown in the semiconductor industry resulted in lower orders and reduced shipment levels in the third and fourth quarters of the year. Although industry conditions improved in early 1997 and net sales increased in each of the first three quarters of 1997 and exceeded 1996 levels for the third quarter, sales for the nine months ended September 30, 1997 remained slightly below 1996 levels. For the nine months ended September 30, 1997 sales of test handlers, reliability/environmental test equipment and spare parts were lower than 1996 levels but were partially offset by increases in the sales of automation modules. The inclusion of revenue from the Aetrium-FSA division acquired in April 1997 did not substantially impact the consolidated revenue totals for the third quarter or nine-month period in 1997.

                 GROSS PROFIT. Gross profit was 52.8% of net sales for the third quarter ended September 30, 1997 which was slightly lower than the 53.6% for the third quarter of 1996. Gross profit was 51.8% of net sales for the nine months ended September 30, 1997 compared with 55.7% for the nine months ended September 30, 1996. Gross profit margins for test handlers, which represent a substantial portion of consolidated revenue, have been lower in 1997 due to lower unit volume and a shift in product mix to more pick-and-place test handlers, which tend to have lower margins than gravity-feed test handlers. Also, sales of lower margin automation modules have represented a significantly larger portion of total sales in the first nine months of 1997, diluting the overall gross profit margin.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $3.8 million for the third quarter ended September 30, 1997 compared with $2.7 million for the comparable quarter in 1996 and were $ 9.9 million for the nine months ended September 30, 1997 compared with $9.7 million for the same period in 1996. The increase in 1997 expense for the third quarter and nine-month period is primarily attributable to higher sales incentives expense on higher order bookings levels and the inclusion of FSA results since April 1, 1997.

                 RESEARCH AND DEVELOPMENT. Research and development expenses were $3.0 million for the third quarter ended September 30, 1997 compared with $1.9 million for the third quarter in 1996 and were $7.4 million for the nine months ended September 30, 1997 compared with $5.8 million for the comparable period in 1996. Development spending increased at each of the company's operating locations in 1997 compared with 1996 in response to the industry's need for new equipment and product enhancements to support changes in integrated circuit packages. In addition, expenses of the recently acquired FSA business are included since April 1, 1997. Research and development expenses represented 16.3% and 12.2% of net sales for the nine months ended September 30, 1997 and 1996 respectively, reflecting the company's strategy of continuing to fund development activities despite fluctuations in revenue levels.

                 ACQUISITION RELATED CHARGE. In connection with the FSA acquisition on April 1, 1997, $ 7,191,000 related to in-process research and development was charged against income in the second quarter of 1997 as the underlying research and development projects had not yet reached technological feasibility. A deferred tax benefit of approximately $ 2.2 million was recorded related to the future tax deductibility of this expense.

                 INCOME TAX EXPENSE. During 1997, the company has been providing for income tax expense at an effective rate of approximately 30% of pretax income compared with 32% for the first nine months of 1996. The lower rate in 1997 results primarily from the reinstatement of the federal research tax credit in mid-1996. The effective tax rates compare favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and research tax credits as well as the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.


           FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of September 30, 1997 or December 31, 1996.

                 The company had cash and short term investments of approximately $31.3 million at September 30, 1997. As explained above, the company expects to disburse a total of approximately $ 4.0 million before December 31, 1997 in connection with the acquisition of the Test Handler Division of Advantek Inc. The company believes its remaining cash balances, funds generated from operations, and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.


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


                                             AETRIUM INCORPORATED
                                                  (Registrant)



    Date: November 12, 1997    By:      /s/ Joseph C. Levesque
                                       -----------------------
                                       Joseph C. Levesque
                                       Chairman of the Board, President, and
                                       Chief Executive Officer

    Date: November 12, 1997    By:      /s/ Darnell L. Boehm
                                       -----------------------
                                       Darnell L. Boehm
                                       Chief Financial Officer, Secretary, and
                                       Director