Form 10-K405
period 1997-12-31
AETRIUM INC
filed 1998-03-30
CIK 908598

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
          THE TRANSITION PERIOD FROM _______________ TO _______________

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

       Registrant's telephone number, including area code: (612) 704-1800
        Securities registered pursuant to Section 12(b) of the Act: NONE
 Securities registered pursuant to Section 12(g) of the Act:      COMMON STOCK,
                                                                 $.001 PAR VALUE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

       As of March 24, 1998, 8,800,153 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $127,985,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein) from the registrant's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 1998 Annual Meeting to be held May 19, 1998 (the "1998 Proxy Statement").

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

ITEM 1. BUSINESS.

         Aetrium Incorporated ("Aetrium" or the "Company") designs, manufactures and markets a variety of electromechanical equipment used in the handling and testing of microelectronic components, including semiconductor devices known as integrated circuits ("ICs") and other forms of electronic components. The Company's primary focus is on high volume electronic component types and on the latest package designs. Aetrium's products are purchased primarily by semiconductor manufacturers and are used in the "back-end" of semiconductor manufacturing processes. The Company's products automate critical functions to improve manufacturing yield, raise quality levels, reduce manufacturing costs and increase product reliability.

         The Company has three principal product lines. The largest, in terms of revenue, is its broad line of test handlers, which incorporate thermal conditioning, contactor and automated handling technologies to provide automated handling of ICs and other electronic components during production test cycles. Test handler products are primarily produced by the Company's North St. Paul, San Diego, and Aetrium FSA divisions. Change kits to adapt the Company's test handlers to different IC package configurations and to upgrade installed equipment for enhanced performance also represent a significant part of the Company's revenue. The Company's second product line consists of its IC Automation Products, which are produced by the North St. Paul Division. These products are sold to original equipment manufacturers ("OEMs") to incorporate as the automated handling components of such OEM's own proprietary equipment for a variety of other IC processing requirements, such as marking, lead scanning, and lead trim and form. The Company's third product line is specialty test equipment, which include reliability test equipment and environmental test equipment. The Company's reliability test systems provide IC manufacturers with IC performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability and are produced in North St. Paul, Minnesota. The Company's environmental test equipment products provide burn-in testing of ICs and are produced in the Company's Lawrence Division.

         The Company's strategy has focused on revenue growth through product line expansion and customer satisfaction. Company sales have increased at an average annual compounded growth rate of approximately 35% during the period from 1986 through 1997. Currently, the Company has an installed base of over 6,000 test handlers, which the Company believes is the second largest installed base among all test handler manufacturers.

         The Company's revenue growth and expansion of its product lines have resulted from both internal product development and the acquisition of complementary businesses, product lines and technologies. Examples of the Company's internally developed products are the Company's IC Automation handling modules, introduced in 1991, and the 900A Series pick-and-place test handler.

         In 1997, the Company completed two acquisitions that expanded its test handler product lines. In April 1997, Aetrium acquired the broad line of test handler products produced in its Aetrium FSA Division by acquiring substantially all of the assets of Forward Systems Automation, Inc. ("FSA"). Since the date of the acquisition, the Company has focused its efforts on developing and refining the technologies present at the time of acquisition into a line of standard product models. Products produced by Aetrium FSA include test handlers for ICs as well as so-called discrete components, which are a non-semiconductor form of electronic component. In November 1997, Aetrium acquired a product line of pick-and-place test handlers by acquiring certain assets and assuming certain liabilities of the Handler Division of Advantek Inc., which extended Aetrium's product line of pick-and-place test handlers for non-memory ICs and increased Aetrium's test handler customer base.

         The Company acquired the core products of its 5050 series of gravity feed test handlers, through its acquisition of Electro-Mechanical Systems, Inc. ("EMS") in 1988. Since then, the Company has expanded this series of products through internal development to include a full range of thermal conditioning capabilities, contactor change kits for a wide range of package types in the largest segment of surface mount ICs, high performance contactors, dual test site capability, quad test site capability, and more recently, micro small outline package ("MSOP") test capability. Aetrium also acquired certain test handler products from Sym-Tek Systems, Inc. ("SymTek") in November 1994, which allowed Aetrium to enter the memory IC market with both high volume multisite pick-and-place and extensive multisite gravity feed test handler lines. The SymTek acquisition also extended Aetrium's line of gravity feed test handlers for the non-memory IC market.

         The Company acquired its reliability test systems product line through the purchase of the assets of Sienna Technologies, Inc. ("Sienna Technologies") in December 1993. At the time of the acquisition, Sienna Technologies' revenue was declining and customer confidence was eroding due in part to product performance and customer service issues. Since the acquisition, this product line has been improved to address performance issues, customer service has improved, customer confidence has been substantially restored, and gross profit margins have increased.

         Aetrium acquired environmental test products from E.J. Systems, Inc. ("EJ Systems") in December 1995, and now operates the business as its Lawrence Division. The division manufactures and distributes environmental conditioning chambers for burn-in testing of ICs, and provides board assembly and burn-in testing services for third parties. Since the acquisition, the Company has substantially increased marketing and product distribution, increased average selling prices, and improved manufacturing efficiencies.

         Aetrium emphasizes both product quality and customer service to achieve customer satisfaction, which is reflected in the certification of its Minnesota facility in March 1995 as the first test handler company certified under the ISO 9001 program established by the European Community. The Company has since successfully completed recertification audits and preparations have been made for IS0 9001 certification audits at two of Aetrium's other facilities.

         The Company was incorporated in Minnesota in December 1982. The Company's executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109, and its telephone number is (612) 704-1800.

TEST HANDLER PRODUCTS

         Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs and other electronic components automatically during the testing process. The components are loaded into the handler from tubes or trays and then typically transported to a temperature chamber within the test handler where they are thermally conditioned to the required testing temperature. The component is then positioned against the test handler contactor, which provides an electrical connection between the component and the tester. After testing, the test handler sorts the component according to test performance.

         Traditionally, test handlers used gravity to move ICs and other components through the handler system. In order to accommodate more fragile IC package families, gravity feed systems have incorporated various velocity limiting techniques to reduce the speed of IC packages and minimize IC damage upon impact with other ICs or other stopping mechanisms. More recently, pick-and-place test handler systems have been introduced for the IC package families most easily damaged in handling, such as quad flatpack families ("QFPs"), ball grid array packages ("BGA") and some small outline packages ("SOPs"). Pick-and-place systems move ICs electromechanically, and thus can avoid jarring stops and the resulting lead damage. Pick-and-place systems are typically slower and more costly than gravity feed handlers.

         Test handlers are designed for either memory or nonmemory ICs, or discrete components. Memory ICs require relatively long test times. In order to achieve acceptable throughput rates, memory IC test handlers have been designed to test up to 64 devices at a time. Nonmemory ICs and most forms of discrete components require relatively short test times, and traditionally test times have not been a limiting factor for throughput rates. Test times, however, have increased as nonmemory ICs have become more complex and IC manufacturers have also sought to fully utilize the capacity of their testers. Accordingly, multisite test handlers, with as many as eight test sites, are now available for appropriate nonmemory IC applications.

         Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of lead damage. Test handlers compete on the basis of cost, throughput, versatility, reliability and the specific application requirements of the IC manufacturer. The combination of these factors measures the cost of ownership of the test handler per device tested. Aetrium believes its broad line of test handlers competes favorably on the basis of cost of ownership for a wide range of electronic component manufacturer applications.

         The Company's primary focus continues to be on the newer generation ICs referred to as surface mount devices ("SMD") which represent the largest volumes, the newest IC device types, and the fastest growing market in the industry. The Company offers the broadest line of test handling products to the microelectronics industry and, with the combination of Aetrium's North St. Paul, San Diego and Aetrium FSA designed products, Aetrium addresses the full spectrum of the industry, including discrete components. Aetrium's test handler products are complementary in nature with minimal overlap of application and can be distributed and serviced through a common organization for efficiency.

         GRAVITY FEED HANDLERS

         5050 SERIES. Aetrium's 5050 Series of gravity feed test handlers for nonmemory IC applications addresses a wide range of SOP package types, which constitute the largest segment of all surface mount ICs. These handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. Models within this series vary on adaptability to different IC package sizes and configurations and the temperature range available for thermal conditioning in order to provide cost effective solutions to a wide range of customer requirements. The Company also offers dual test site and quad test site capability within its 5050 Series of handlers to increase productivity and reduce testing costs in certain applications.

         MODEL 4098. The Model 4098 was first sold by the Company in 1988 and is a gravity feed handler used for dual in line packages ("DIP"), the highest volume through-hole package type. In addition, it serves as the base handler for a number of custom handler designs. It is designed for high volume handling and provides ambient and hot temperature capability.

         300 SERIES. The 300 Series is a gravity feed test handler which handles a wide variety of DIP devices. It provides hot and cold thermal conditioning with a temperature range of -60(degree)C to +150(degree)C with +/-2(degree)C control capabilities. A menu driven CRT display allows the operator to set up the handler's operational parameters as well as continually monitor the handler status. The handler can be programmed to sort devices into user-defined categories.

         MODEL M4300. The Model M4300 is a gravity feed test handler that provides parallel testing of up 32 memory devices. The quick load spool design reduces the number of moving parts in the test environment, eliminating multiple test site adjustments common to other systems. The Model M4300 systems are equipped with two separate environmental chambers, independently controlled with a cold and hot temperature range of -60(degree)C to +150(degree)C.

         PICK-AND-PLACE HANDLERS

         MODEL M3200. The Model M3200 test handler is a pick-and-place, high-volume production application test handler for memory ICs. The M3200 addresses a wide range of IC package types that cannot be processed on gravity feed test handlers without special carriers, and provides hot, ambient and cold parallel testing with up to 32 test sites. Its horizontal tray based system design provides package protection with input and output modules capable of automatically loading and unloading tubes or trays.

         MODEL 6400. The Model 6400 pick-and-place handler is designed for testing 64 memory devices at a time by presenting two trays of 32 devices each to the tester. The Model 6400 is designed to accommodate 128 devices during testing. The Model 6400 is produced by the San Diego Division in a joint development and manufacturing program with a German technology partner.

         900A SERIES. Aetrium's 900A Series pick-and-place handler provides gentle handling required for QFPs, BGAs, and the most difficult to handle SOPs. The 900A Series can be quickly adapted to accept different package types and configurations, and is well suited for engineering, preproduction and low-volume production applications. It also competes for high volume nonmemory production applications where long test times reduce the cost effectiveness of higher priced production based handlers. Aetrium believes the 900A's "plunge to board" testing technique, which utilizes temperature controlled thermal nests, gives it a special advantage in the testing of high performance ICs most sensitive to signal degradation. Through this technique, the 900A can place the IC under test directly against a replicated PC board contact site, thus eliminating the test contactor and the potential for signal degradation resulting from the contactor's physical and electrical attributes. The 900A Series products can be modified with change kits to accommodate nearly every IC package configuration being manufactured in volume today.

         1000 SERIES. The 1000 Series pick-and-place test handlers, acquired by the Company from Advantek Inc., are offered in a full range of temperature options for thermal conditioning, and can be configured to gently handle a wide variety of non-memory devices. They feature the Soft-Touch Probe(TM) to safely and reliably handle the most fragile IC packages. Devices are transported with their leads up, virtually eliminating the possibility of lead damage. The 1000 Series features "plunge to board" contacting, and offers complete electrostatic discharge protection. The 1000 Series products can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today.

         MODEL QT. The Model QT test handler is a bench-top sized machine designed to accomplish small lot production runs and engineering characterization testing. The QT can be configured for any device package smaller than 2.5 inches wide, including ICs and discrete electronic components. The QT input can be from metal or plastic tubes, a custom device tray, or a bulk bowl-fed input. The QT Series products are offered with several different options for contacting, including "plunge to board"-type contacting.

         2000 SERIES. The 2000 Series of test handlers are designed for production testing for TO-type discrete electronic components. They can be configured for up to four test sites and a variety of options for contacting. The 2000 Series is offered with a number of options for input, including bulk bowl feeders or tubes. The output options include bulk, tube, and radial tape and reel. Other options include the capability to perform vision inspection of the coplanarity of leads and to mark individual devices with a laser marking system.

         5000 SERIES. The 5000 Series of test handlers are designed for production testing of SOT-type discrete electronic components. They can be configured for up to six test sites and a variety of options for contacting, including "plunge to board"-type contacting. The 5000 Series is offered with a bulk bowl feeder input and a variety of output options including bulk, tube, or radial tape and reel. Tested devices can be sorted into up to 19 programmable categories. Other options include the capability to perform vision inspection of the coplanarity of leads and to mark individual devices with a laser marking system.

         7000 SERIES. The 7000 Series of test handlers are designed for high-volume testing of MSOP- and TSOP-type IC packages. They have extruded, multi-track tray input. Contacting options include standard contacts as well as "plunge to board"-type contacting. The 7000 Series is offered with the capability to perform visual inspection of the coplanarity of leads and to mark individual devices with a laser marking system. Devices can be sorted into multi-track trays or tape and reel, with up to 19 programmable sort categories. The Model 7900 version offers a full range of temperature options for thermal conditioning of ICs prior to testing.

         CHANGE KITS, UPGRADES AND SPARE PARTS

         The Company has ongoing demand for IC package change kits for its installed test handler equipment, including test handlers no longer included in its active product line, and it sells a variety of change kits to accommodate the growing variety of IC packages used by the IC industry. The demand for change kits is driven by the introduction of new IC package types and production volume changes experienced by the Company's end customers. Also included in change kits are upgrade kits to enhance performance of installed equipment.

IC AUTOMATION PRODUCTS

         The Company believes that the growing number and volume of fine pitch and other delicate IC packages is driving a demand for automated equipment for all IC manufacturing processes. Existing processing equipment often will not accommodate these package types or the numerous tray configurations used to transport them. Aetrium believes that its IC Automation product line offers the most effective handling technology to automate these manufacturing processes for increasingly difficult to handle, newer generation ICs.

         The Company began the development of the IC Automation product line in 1990. This product line currently consists of a series of robotic electromechanical handling modules, each designed to perform a specific handling function. Together these modules perform nearly all of the handling functions necessary for the various IC manufacturing processes. Each handling module has a microprocessor that directs the handling module's function and communicates with other modules through a proprietary software protocol that enables the transfer of ICs between modules in a logical and efficient manner.

         The IC Automation handling modules can be readily assembled into systems configured to provide nearly any IC routing pattern required by an IC processing application, and can be readily integrated as a component of the processing equipment. This generic nature of the IC Automation handling modules allows the Company to provide a versatile, cost effective automation solution to IC processing equipment OEMs that overcomes the handling automation challenges presented by more fragile IC package types. The IC Automation modules can also be adapted to provide an automated linkage between IC manufacturing processes, thus offering the potential for seamless automated handling of ICs from trim and form to packaging for shipment. The Company's IC Automation modules have been incorporated in trim and form, marking, mark curing, lead inspection, mark inspection, lead conditioning, media transfer and prom programming equipment to accommodate various device characteristics and media packaging.

         Following are the principal automation modules in the IC Automation product line:

         PICK-AND-PLACE MODULE. The pick-and-place module provides the means to pick up, transport and place IC packages on an individual basis. The pick-and-place module adapts to various end effectors that perform the actual picking and releasing of the IC package as the end effectors are moved along a horizontal axis between fixed or user programmable locations. The pick-and-place module can transport most IC packages from or to tray, tube or other transport media to or from the IC process site. Standard Aetrium end effectors are commonly purchased with the pick-and-place module, although the module can easily accommodate customer-designed end effectors. The pick-and-place module is currently in use by the Company's OEM customers in lead inspection, mark inspection, mark curing, trim and form, taping, lead conditioning, media transfer and prom programming equipment.

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

RELIABILITY TEST AND ENVIRONMENTAL TEST EQUIPMENT

         RELIABILITY TEST PRODUCTS

         In December 1993, the Company acquired its reliability test systems product line from Sienna Technologies. Since the acquisition the Company has developed and improved this product line to improve performance and satisfy the needs of its customers.

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

         The Company recently has completed its first installations of the Model 1164, a fundamentally improved design from the Company's previous reliability test products. The Model 1164 features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time or perform numerous simultaneous tests on smaller batches of ICs.

         ENVIRONMENTAL TEST PRODUCTS

         The Company acquired its environmental test equipment product line from EJ Systems in December 1995, which developed the line in response to a trend in increased power dissipation in ICs. This increase in power dissipation resulted from increased device complexity (more circuits) within smaller geometries. This phenomenon is especially evident in high-end microprocessors. This power dissipation led to unique thermal conditioning problems in the testing of such devices. EJ Systems developed environmental test equipment that permitted individual IC temperature control and used the conduction (direct contact) method rather than the traditional convection (forced hot air) method to thermally condition devices in a patented process called BAKPAK(TM). This equipment also provides for the placement of ICs being tested in close proximity to the test circuitry.

         The BAKPAK technology has been designed into a series of modules ("QUBEPAK(R)") and can be mounted in equipment cabinets to provide for up to 64 devices to be burned-in and tested in parallel. Each device is under individual thermal control and BAKPAK designs can accommodate up to 100 watts power dissipation per device under test.

         In November 1997, the Company introduced its TMU-100 Thermal Management System at an international trade show. The TMU-100 uses the BAKPAK conductive thermal conditioning technology to control temperature and perform thermal conditioning during the manual testing of semiconductor devices. The Company believes the TMU-100 provides the tightest temperature control for characterization-type testing in the industry. The TMU-100 is easily configured for packaged IC devices or bare die, allowing the one system to be used for multiple requirements. The thermal operating range is 0(degree) C to 100(degree) C.

         The Company believes the BAKPAK technology will meet the needs of the sophisticated IC requirements for environmental test applications of the future. The Company is adapting this thermal conditioning technology for use in test handlers.

COMPETITION

         The test handler market is highly competitive. Aetrium competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Some of these companies manufacture and sell both testers and test handlers. The Company believes its test handlers are compatible with all major testers, including those manufactured by companies that sell both testers and test handlers. The particular companies with which the Company competes vary with the Company's different markets, with no one company dominating the overall test handler market. The companies with which the Company competes most directly in the surface mount IC test handler market include Advantest Corporation, Aseco Corporation, Cohu, Inc., Multitest Electronic Systems GmbH and Micro Component Technology, Inc. The Company also competes with Ismeca S.A. and Tesec Corporation in the market for test handlers configured to handle passive and discrete electronic components.

         The Company competes for test handler sales primarily on the basis of effective handler throughput, cost of ownership, temperature accuracy, contactor integrity and other performance characteristics of its products, the breadth of its product lines, the effectiveness of its sales and distribution channels and its customer service. The Company believes that it competes favorably on all of these factors.

         The Company believes that the market for its IC Automation products is emerging, with no clearly defined competitors offering similar automated handling modules to the IC industry. Historically, OEMs supplying equipment for IC manufacturing processes have developed custom or semi-custom handling components. Many of these OEMs have internal development capability for automated handling and many engineering companies also have automated handling development capability. The Company believes, however, that its IC Automation product line of generic automation modules offers OEMs the only existing, developed solution for their new automated handling requirements. In addition, the Company believes it offers standard generic handling modules to its OEM customers at a price difficult for its OEM customers to achieve from competitors or by developing internal capabilities, because of the greater product volumes the Company can reach through multiple customers and applications. The Company believes the economics, the current availability and the effectiveness of its IC Automation products provide strong incentives to the Company's OEM customers to forego new product development and to use Aetrium's IC Automation handling modules.

         The market for the Company's reliability test systems also is competitive and the Company's competitors include QualiTau, Ltd. and Micro Instruments, Inc.

         There are also a number of companies that manufacture and sell conventional burn-in equipment in the United States, which compete with the Company's environmental test equipment product line, including Aehr Test Systems, Inc. and Reliability, Inc. The Company is not aware of any competitors who provide burn-in equipment that addresses the combined needs of high-power dissipation and high-performance while maintaining sufficiently accurate thermal conditioning.

MANUFACTURING AND SUPPLIES

         The Company manufactures test handlers, reliability test equipment, and its automation modules in North St. Paul, Minnesota; certain of its test handler products at its facilities in San Diego, California, and Dallas, Texas; and its environmental test equipment in Lawrence, Massachusetts. The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products. Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the certification of the Company's North St. Paul facility in March 1995 under the ISO 9001 certification criteria established by the European Community for the standardization of manufacturing documentation and processes. The Company has also commenced a program to become ISO 9001 certified at its San Diego and Lawrence facilities.

         All components and subassemblies are inspected for mechanical and electrical compliance to Company specifications. All finished products are tested against Company and customer specifications, and fully assembled test handler products are tested at all temperatures for which they are designed and with all the IC packages to be accommodated. Where appropriate, the Company's handler products are shipped in custom engineered protective packaging to minimize potential damage during shipment.

         A significant portion of the components and subassemblies of the Company's products, including PC boards, refrigeration systems, vacuum pumps and contactor elements, are manufactured by third parties on a subcontract basis. As a part of Aetrium's total quality management program, the Company has an ongoing supplier quality program under which it selects, monitors and rates its suppliers, and recognizes suppliers for outstanding performance.

         Certain components are currently available only from sole sources, and certain other components are available from only a limited number of sources. Aetrium believes it can replace any of its suppliers within a time period consistent with its business requirements. The Company also attempts to keep an adequate supply of critical components in its inventory to minimize any significant impact the loss of a supplier may cause.

SALES AND MARKETING

         The Company markets its test handler products, environmental test equipment and reliability test systems through a combination of direct salespeople and independent manufacturers' representatives and distributors. Aetrium sells its IC Automation Products directly to OEM customers through its internal sales force. As of December 31, 1997, the Company had 12 United States manufacturers' representatives with an average of 3 salespeople each located throughout the U.S. and Canada in areas critical to the Company's success. International distributors are located in the United Kingdom, France, Germany, Switzerland, Holland, Sweden, Japan, Taiwan, Thailand, Malaysia, Korea, Singapore, Hong Kong, China and the Philippines.

         Aetrium's direct sales organization, comprised of 14 salespeople, coordinates the activities of the Company's manufacturers' representatives and distributors and actively participates with them in selling efforts. This enables the Company to establish strong direct ties with its customers. The Company provides sales and technical support to its manufacturers' representatives and distributors through the Company's sales and service locations in North St. Paul, Minnesota; San Diego and Santa Clara, California; Landisville, Pennsylvania; Austin and Grand Prairie, Texas; and Saugus and Lawrence, Massachusetts.

         Aetrium's marketing efforts include advertising in trade and business publications, participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for the Company's manufacturers' representatives, distributors and direct salespeople.

         International shipments accounted for 47%, 28% and 30% of the Company's net sales in 1995, 1996, and 1997, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the U.S. for immediate shipment to international sites, particularly IC Automation products, which products are sold on an OEM basis. Most of the Company's international shipments are made to international sites of U.S. electronic component manufacturers, although there is a growing foreign customer base included in the Company's international sales.

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

RESEARCH AND DEVELOPMENT

         Aetrium believes it must continue to enhance, broaden and modify its existing product lines to meet the constantly evolving needs of the test handler market. To date, the Company has relied both on internal development and acquisitions of technology and product lines to extend its product lines, increase its customer base, avoid reliance on any single test handler market segment and develop its IC Automation generic handling modules. The IC Automation product line required development of a software protocol that plays an important role in the success of that product. Software is a critical element in the Company's reliability test equipment and software development continues to play an increasingly important role in test handling products. The Company intends to bring additional resources to this area as required.

         Product development expenses are typically split approximately 50% for new product development and 50% for continuation engineering. In 1996, Aetrium completed development of the 5050MSOP which handles a small, new package type called the MSOP. Other new products include the Model 1164 Reliability Test System and a version of the Model 900A tester handler that features mechanical refrigeration. In 1997 the Company continued to refine the Model 1164, and completed development of several models each in the 5000 Series and the 7000 Series of test handlers. The Company completed and has introduced the TMU-100 Thermal Management System. The Company completed development of an upgraded Model 5050QTS to increase throughput and reliability and commenced redesign of its Model M3200 to reduce its footprint, increase its sort capability, and improve functionality. The Company substantially completed the development of an all-new software command and control program and new electronics for the IC Automation product line. The Company's continuing engineering efforts include development of additional change kits to meet the expanding families of IC package types, advancement of contactor technologies to meet the challenges of high performance ICs, enhancement of the M3200 to increase throughput and reliability, and enhancement of the command and control features of the 5050 product line.

         The Company expenses all research and development costs, including for software development as incurred. In 1995, 1996 and 1997, the Company's expenses relating to research and development were approximately $5.0 million, $7.6 million and $10.5 million, respectively. The Company's objective is to invest approximately 13% to 15% of its net sales in research and development each year. The Company employed 119 engineering personnel as of December 31, 1997.

INTELLECTUAL PROPERTY RIGHTS

         Aetrium attempts to protect the proprietary aspects of its products with patents, copyrights, trade secret law and internal nondisclosure safeguards. The Company currently holds several U.S. patents covering certain features of its handling systems and IC Automation modules and the contactor elements incorporated in certain of its test handlers and for elements of its environmental conditioning chambers. The source code for the software contained in the Company's products is considered proprietary and is not furnished to customers. Some OEM customers have signed non-compete agreements with the Company that deter them from direct competition with the IC Automation product line. The Company has also entered into confidentiality agreements with each of its key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as a trade secret.

         Because of the rapid pace of technological changes in the microelectronics industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability, and experience of the Company's personnel, new product development, frequent product enhancements, name recognition and ongoing, reliable product maintenance and support.

BACKLOG

         The Company's backlog, which consists of customer purchase orders that the Company expects to fill within the next 12 months from December 31, 1997, was approximately $32.5 million as of such date. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenue or earnings.

EMPLOYEES

         As of December 31, 1997 the Company had 445 employees, including 226 in manufacturing, 119 in engineering and product development, 58 in sales, marketing and customer service, and 42 in general administration and finance. None of the Company's employees is represented by a labor union or is subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

CERTAIN IMPORTANT FACTORS

         In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         1. the Company's dependence on the microelectronics market and the capital expenditures of electronic component manufacturers;

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

         6. the effect of customer concentration and the loss of any significant customer on the Company's sales; and

         7. volatility of the Company's stock price based on factors including developments in the microelectronics industry and high-technology industries generally, as well as fluctuations in the Company's quarterly operating results.

ITEM 2. PROPERTIES.

         The Company's primary administrative, manufacturing, product development, sales, marketing and field service operations are located in North St. Paul, Minnesota, where the Company currently occupies approximately 45,000 square feet under a lease which expires in March 2006, with an annual rent of approximately $240,000. The lease includes an option to the Company, exercisable at any time during the initial lease term, to require construction of an additional approximately 45,000 square feet for lease at the same rental rate. The Company has moved its corporate staff to an adjacent facility and is in the process of negotiating the terms of a lease for such facility.

         The Company's manufacturing, product development, and certain sales and marketing activities of its Aetrium FSA Division occupy approximately 26,600 square feet in Grand Prairie, Texas. The facility is leased from a partnership controlled by an officer of the Company, under a lease that expires in 2003, with an annual rent of $146,000. The Company believes the lease terms obtained at this facility approximate the rates that could be obtained at comparable properties in that area.

         The Company's manufacturing, product development and certain sales and marketing activities for its San Diego Division are conducted in facilities with approximately 42,000 square feet located in San Diego, California under a lease that expires in July 1999, with an annual rent of approximately $275,000. The Company also leases and occupies approximately 3,000 square feet of space in Santa Clara, California under a lease that expires in March 1998, with a monthly rent of approximately $3,700. The Company uses this space for sales and field service operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages and the offices held, as of February 21, 1998 are as follows:

NAME                       AGE      POSITION
----                       ---      --------

Joseph C. Levesque         53       Chairman of the Board, President and Chief
                                    Executive Officer

Darnell L. Boehm           49       Chief Financial Officer, Secretary and
                                    Director

Douglas L. Hemer           51       President - San Diego Division

Daniel M. Koch             44       Vice President - Worldwide Sales

Gerald C. Clemens          46       Vice President - Reliability Test Products

James E. Serley            51       Vice President and General Manager - IC
                                    Handling Products

Kenneth R. Lee             52       President - Lawrence Division

Farid J. Sabounchi         40       President - Aetrium FSA Division

John J. Pollock            38       General Manager - Arden Hills Division

Lee A. Schafer             37       Vice President - Corporate Planning

Paul H. Askegaard          46       Treasurer

         Mr. Levesque has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1986. From 1973 to 1986, Mr. Levesque served in various capacities and most recently as Executive Vice President of Micro Component Technology, Inc., a manufacturer of integrated circuit testers and test handlers. Mr. Levesque was also a director of Arden Industrial Products, Inc., a public company, until it was acquired in August 1997. Mr. Levesque is also a director of TSI Inc., a publicly held maker of measurement and instrumentation equipment, and serves on its compensation committee.

         Mr. Boehm has served as Chief Financial Officer, Secretary and as a director of the Company since 1986. From December 1994 until July 1995, Mr. Boehm had also assumed executive management responsibilities for the Company's San Diego Division. Mr. Boehm is also the principal of Darnell L. Boehm & Associates, a management consulting firm. From October 1988 to March 1993, Mr. Boehm served as the Acting President of Genesis Labs, Inc., a manufacturer of medical diagnostic products. Mr. Boehm is also a director of Rochester Medical Corporation, a public company, and serves on the audit and compensation committees of such company. Mr. Boehm is also a director of Versa Companies, a privately-held company and serves on its compensation and audit committees.

         Mr. Hemer has served as a director of the Company since 1986, and has served as the President of the San Diego Division since February 1, 1997. From May 1, 1996 until February 1, 1997, Mr. Hemer served as the Company's Chief Administrative Officer. Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly for over 15 years before joining the Company. Oppenheimer Wolff & Donnelly has provided and is expected to continue to provide legal services to the Company.

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

         Mr. Serley has served as the Company's Vice President and General Manager, IC Handling Products since April 1996. From June 1995 to April 1996, Mr. Serley served as Vice President-Versatus Business Unit. From July 1990 to January 1995, Mr. Serley was Vice President of Operations at Rosemount Aerospace Inc., a supplier of measurement/instrumentation products to the aerospace industry. Mr. Serley has resigned from the Company effective March 31, 1998.

         Mr. Lee has served as President of the Lawrence Division since April 1997, and had served in executive management with that division as a consultant since January 1996. Mr. Lee previously was a principal of Marlboro Associates, a consulting practice. Mr. Lee was a co-founder of Aseco Corporation and served in a number of capacities at Aseco from 1982 to 1994, most recently as Vice President of Engineering.

         Mr. Sabounchi has served as the President of the Aetrium FSA Division since April 1, 1997, when Aetrium completed its acquisition of FSA. Mr. Sabounchi founded FSA in 1990 and served as its President and CEO until it was acquired by the Company. Prior to founding FSA, Mr. Sabounchi served in various engineering and engineering management roles in the semiconductor process equipment group of Teccor Electronics Inc.

         Mr. Pollock has served as the General Manager of the Arden Hills Division since the Company's acquisition of Handler Division of Advantek Inc., which became the Company's Arden Hills Division upon the closing of the transaction in November 1997. From September 1996 to September 1997, Mr. Pollock was the Business Unit Manager of the IC Automation Products Group. From September 1995 to September 1996, Mr. Pollock was a product director within the Company's IC Automation Products group. From 1985 to 1995 Mr. Pollock was employed in various product engineering and product marketing positions at Rosemount Aerospace Inc., a supplier of measurement and instrumentation products to the aerospace industry.

         Mr. Schafer has served as the Vice President - Corporate Planning since August 1997. From August 1996 to August 1997, Mr. Schafer served as the Company's Director of Investor Relations. From June 1990 to July 1996, Mr. Schafer was senior editor and financial columnist for CORPORATE REPORT MINNESOTA, a monthly business magazine published in Minneapolis, Minnesota.

         Mr. Askegaard has served as the Company's Treasurer since February 1992. From October 1986 to February 1992, Mr. Askegaard served as the Company's Corporate Controller.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The information under the caption "Price Range of the Company's Common Stock" on page 28 of the Company's 1997 Annual Report is incorporated herein by reference. The prices reflected in the table presented in the 1997 Annual Report do not include adjustments for retail mark-ups, mark-downs or commissions.

         The Company did not have any unregistered sales of equity securities during the fourth quarter of 1997.

ITEM 6. SELECTED FINANCIAL DATA.

         The information under the caption "Selected Consolidated Financial Data" on page 28 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1997 Annual Report:

         Report of Independent Accountants--page 17.

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995--page 18.

         Consolidated Balance Sheets as of December 31, 1997 and 1996--page 19.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995--page 20.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995--page 21.

         Notes to Consolidated Financial Statements--pages 22 to 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. FINANCIAL STATEMENTS OF REGISTRANT.

         The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1997 Annual Report:

         Report of Independent Accountants--page 17.

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995--page 18.

         Consolidated Balance Sheets as of December 31, 1997 and 1996--page 19.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995--page 20.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995--page 21.

         Notes to Consolidated Financial Statements--pages 22 to 27.

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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
of Aetrium Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 30, 1998, appearing on page 17 of the 1997 Annual Report to Shareholders of Aetrium Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, such Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                      /s/ Price Waterhouse LLP

Minneapolis, Minnesota
January 30, 1998

                                   Schedule II

                              AETRIUM INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


                                                               ADDITIONS
                                                       --------------------------
                                       BALANCE AT      CHARGED TO
                                      BEGINNING OF     COSTS AND      ACQUISITION                       BALANCE AT
  DESCRIPTION                            PERIOD         EXPENSES      RELATED (1)      DEDUCTIONS     END OF PERIOD
-------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                        1995             235,700          45,337          25,668        (19,505)         287,200
                        1996             287,200         515,467               0         (3,267)         799,400
                        1997             799,400               0          50,000       (589,800)         259,600

INVENTORY OBSOLESCENCE RESERVE:
                        1995           2,703,000         429,000         726,457       (550,713)       3,307,744
                        1996           3,307,744         488,000               0     (1,780,611)       2,015,133
                        1997           2,015,133       1,076,296          10,000     (1,116,329)       1,985,100

WARRANTY RESERVE:
                        1995             803,000         361,781          25,000       (604,781)         585,000
                        1996             585,000         631,535               0       (605,959)         610,576
                        1997             610,576          25,000         235,000       (308,376)         562,200


(1) Reserve increases related to the inclusion of newly acquired businesses.

         (a) 3. EXHIBITS.

         The exhibits to this Report are listed in the Exhibit Index attached hereto.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 26, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109; Attn.:
Shareholder Relations.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

         1. Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

         2. Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

         3. 1993 Stock Incentive Plan, as amended (filed herewith electronically).

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

         (b) REPORTS ON FORM 8-K.

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AETRIUM INCORPORATED


Date:  March 28, 1998                  By: /s/ Joseph C. Levesque
                                           -------------------------------------
                                           Joseph C. Levesque
                                           Chief Executive Officer and President
                                           (principal executive officer)


                                       By: /s/ Darnell L. Boehm
                                           -------------------------------------
                                           Darnell L. Boehm
                                           Chief Financial Officer and Secretary
                                           (principal financial and accounting
                                           officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1998 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Title
---------                                              -----

/s/ Joseph C. Levesque                                 Chairman of the Board
---------------------------
Joseph C. Levesque

/s/ Darnell L. Boehm                                   Director
---------------------------
Darnell L. Boehm

/s/ Terrence W. Glarner                                Director
---------------------------
Terrence W. Glarner

/s/ Andrew J. Greenshields                             Director
---------------------------
Andrew J. Greenshields

/s/ Douglas L. Hemer                                   Director
---------------------------
Douglas L. Hemer

                                                       Director
---------------------------
Terrance J. Nagel

                              AETRIUM INCORPORATED
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


ITEM NO.                          ITEM                                            METHOD OF FILING
--------                          ----                                            ----------------
3.1          The Company's Restated Articles of                 Incorporated by reference to Exhibit 3.1 to the
             Incorporation, as amended.                         Company's Registration Statement on Form SB-2 (File
                                                                No. 33-64962C).

3.2          The Company's Bylaws, as amended.                  Incorporated by reference to Exhibit 3.2 to the
                                                                Company's Registration Statement on Form SB-2 (File
                                                                No. 33-64962C).

4.1          Specimen Form of the Company's Common Stock        Incorporated by reference to Exhibit 4.1 to the
             Certificate.                                       Company's Registration Statement on Form SB-2 (File
                                                                No. 33-64962C).

10.1         1987 Non-Statutory Stock Option Plan.              Incorporated by reference to Exhibit 10.1 to the
                                                                Company's Registration Statement on Form SB-2 (File
                                                                No. 33-64962C).

10.2         1993 Stock Incentive Plan, as amended.             Filed herewith electronically.

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

10.6         Employment Agreement dated April 1, 1986,          Incorporated by reference to Exhibit 10.6 to the
             between the Company and Joseph C. Levesque.        Company's Registration Statement on Form SB-2 (File
                                                                No. 33-64962C).

10.7         Credit Agreement dated August 11, 1989,            Incorporated by reference to Exhibit 10.7 to the
             between Harris Bank and the Company.               Company's Registration Statement on Form SB-2 (File
                                                                No. 33-64962C).

10.8         Lease Agreement, dated July 19, 1995, between      Incorporated by reference to Exhibit 10.12 to the
             KAMKO Investments and the Company                  Company's Registration Statement on Form SB-2 (File
                                                                No. 33-98040).

10.9         Amendment to Lease Agreement, dated                Incorporated by reference to Exhibit 10.13 to the
             September 26, 1995, between KAMKO                  Company's Registration Statement on Form SB-2
             Investments and the Company                        (File No. 33-98040).

10.10        Industrial Lease Agreement between Parken          Incorporated by reference to Exhibit 10.14 to the
             Investment Company No. One N.V. and Sym-Tek        Company's Registration Statement on Form SB-2 (File
             Systems, Inc., dated as of July 7, 1994            No. 33-98040).


ITEM NO.                          ITEM                                            METHOD OF FILING
--------                          ----                                            ----------------

10.11        First Amendment to Industrial Lease dated July     Incorporated by reference to Exhibit 10.15 to the
             7, 1994 by and between Parken Investment Co.       Company's Registration Statement on Form SB-2 (File
             No. One N.V. c/o CBS Investment Realty Inc.        No. 33-98040).
             and Aetrium Incorporated

10.12        Asset Purchase Agreement, dated as of December     Incorporated by reference to Exhibit 2.1 to the
             29, 1995, between Aetrium Incorporated and         Company's Current Report on Form 8-K dated January
             E.J. Systems, Inc.                                 16, 1996 (File No. 0-22166).

10.13        Amendment No. 1 to Asset Purchase Agreement,       Incorporated by reference to Exhibit 2.2 to the
             dated as of December 29, 1995, between Aetrium     Company's Current Report on Form 8-K dated January
             Incorporated and E.J. Systems, Inc.                16, 1996 (File No. 0-22166).

10.14        Employee Stock Purchase Plan.                      Incorporated by reference to Exhibit 99.1 to the
                                                                Company's Registration Statement on Form S-8 (File
                                                                No. 33-74616).

10.15        Agreement of Sublease, dated January 16, 1990,     Incorporated by reference to Exhibit 10.19 to the
             by and between General Signal Technology           Company's  Annual Report on Form 10-KSB for year
             Corporation and E.J. Systems, Inc.                 ended December 31, 1995 (File No. 0-22166).

10.16        Asset Purchase Agreement, dated as of March        Filed herewith electronically.
             28, 1997, between Aetrium Incorporated and
             Forward Systems Automation, Inc.

10.17        Asset Purchase Agreement, dated as of November     Filed herewith electronically.
             3, 1997, between Aetrium Incorporated and
             Advantek Inc.

13.1         Excerpts from 1997 Annual Report to                Filed herewith electronically.
             Shareholders.

21.1         Subsidiaries of the Registrant.                    Filed herewith electronically.

23.1         Independent Auditors' Consent.                     Filed herewith electronically.


27.1         Financial Data Schedule.                           Filed herewith electronically.
