Form 10-Q
period 1998-03-31
AETRIUM INC
filed 1998-05-14
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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
                                          YES      X           NO
                                               -----------         ------------


Number of shares of Common Stock, $.001 par value, outstanding
as of  May 5, 1998                                                     9,702,812
                                                                       ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                                             PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
                  December 31, 1997                                                        3-4

                  Consolidated Statements of Income (unaudited) for the three
                  months ended March 31, 1998 and 1997                                      5

                  Consolidated Statements of Cash Flows (unaudited) for the three
                  months ended March 31, 1998 and 1997                                      6

                  Notes to unaudited consolidated financial statements                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    8-9



PART II.  OTHER INFORMATION

                  Legal Proceedings                                                         10

                  Changes in Securities                                                     10

                  Defaults Upon Senior Securities                                           10

                  Submission of Matters to a Vote of Security Holders                       10

                  Other Information                                                         10

                  Exhibits and Reports on Form 8-K                                          10



SIGNATURES                                                                                  11


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       March 31,          December 31,
                                                                         1998                 1997
                                                                  -------------------- --------------------
                                                                      (Unaudited)           (Audited)
                                                                     (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                                                 $27,241              $27,584
   Accounts receivable, net                                                   15,816               12,709
   Inventories                                                                17,089               16,785
   Deferred taxes                                                                784                  784
   Other current assets                                                          464                  615
                                                                  -------------------- --------------------
      Total current assets                                                    61,394               58,477
                                                                  -------------------- --------------------

Property and equipment:
   Furniture and fixtures                                                      1,383                1,351
   Equipment                                                                   5,917                5,282
                                                                  -------------------- --------------------
                                                                               7,300                6,633
   Less accumulated depreciation and
   amortization                                                               (3,309)              (2,990)
                                                                  -------------------- --------------------
      Property and equipment, net                                              3,991                3,643

Noncurrent deferred taxes                                                      4,951                4,951
Intangible and other assets, net                                               3,736                3,823
                                                                  -------------------- --------------------

                Total assets                                                 $74,072              $70,894
                                                                  ==================== ====================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       March 31,          December 31,
                                                                         1998                 1997
                                                                  -------------------- --------------------
                                                                      (Unaudited)           (Audited)
                                                                     (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                                      3,784               $2,611
   Accrued compensation and commissions                                        2,317                2,250
   Other accrued expenses                                                      2,218                2,807
   Income taxes payable                                                          869                  734
                                                                  -------------------- --------------------
      Total current liabilities                                                9,188                8,402
                                                                  -------------------- --------------------

Shareholders' equity:
   Common stock, $.001 par value; 16,000,000
    shares authorized; 8,800,153 and 8,786,740
    shares issued and outstanding, respectively                                    9                    9
   Additional paid-in capital                                                 46,571               46,562
   Retained earnings                                                          18,304               15,921
                                                                  -------------------- --------------------
      Total shareholders' equity                                              64,884               62,492
                                                                  -------------------- --------------------

          Total liabilities and shareholders' equity                         $74,072              $70,894
                                                                  ==================== ====================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three months ended March 31,
                                                   1998                 1997
                                           ---------------------- ------------------
                                             (in thousands, except per share data)
Net sales                                               $20,481           $11,936
Cost of goods sold                                       10,198             5,818
                                           ---------------------- -----------------
   Gross profit                                          10,283             6,118
                                           ---------------------- -----------------

Operating expenses:
    Selling, general, and administrative                  4,330             2,866
    Research and development                              2,949             1,978
                                           ---------------------- -----------------
        Total operating expenses                          7,279             4,844
                                           ---------------------- -----------------

Income from operations                                    3,004             1,274
Other income, net                                           305               312
                                           ---------------------- -----------------
Income before income taxes                                3,309             1,586
Provision for income taxes                                (926)             (476)
                                           ---------------------- -----------------

Net income                                               $2,383            $1,110
                                           ====================== =================



Net income per common share:
          Basic                                            $.27              $.13
          Diluted                                          $.27              $.13

Weighted average common shares outstanding:
          Basic                                           8,791             8,460
          Diluted                                         8,955             8,673



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Three months ended March 31,
                                                                                   1998                 1997
                                                                            -------------------- --------------------
                                                                                         (in thousands)
Cash flows from operating activities:
   Net income                                                                           $2,383                $1,110
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                       406                   208
       Changes in assets and liabilities:
           Accounts receivable, net                                                    (3,107)               (1,913)
           Inventories                                                                   (304)                 (145)
           Other current assets                                                            151                  (43)
           Trade accounts payable                                                        1,173                 1,532
           Accrued compensation and commissions                                             67                  (70)
           Other accrued expenses                                                         (89)                  (29)
           Income taxes payable                                                            268                   157
                                                                            -------------------- ---------------------
           Net cash provided by operating activities                                       948                   807
                                                                            -------------------- ---------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                    (667)                  (92)
   Purchase of technology                                                                (500)                     0
                                                                            -------------------- ---------------------
           Net cash used in investing activities                                       (1,167)                  (92)
                                                                            -------------------- ---------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                              220                   151
   Repurchase of common stock related to exercise of
    stock options                                                                        (344)                 (115)
                                                                            -------------------- ---------------------
          Net cash generated by (used in) financing activities                           (124)                    36
                                                                            -------------------- ---------------------

Net increase (decrease) in cash and cash equivalents                                     (343)                   751

Cash and cash equivalents at beginning of period                                        27,584                34,756

                                                                            -------------------- ---------------------
Cash and cash equivalents at end of period                                             $27,241               $35,507
                                                                            ==================== =====================





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

       Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-K for the year ended December 31, 1997.

2.     INVENTORIES

       Inventories consist of the following:

                                                                                March 31,        December 31,
                                                                                  1998              1997
                                                                                 -------           -------
                                                                                       (in thousands)

             Purchased parts and completed subassemblies                          $9,168           $ 9,307
             Work in process                                                       5,354             5,488
             Finished goods, primarily demonstration equipment                     2,567             1,990
                                                                                 -------           -------
                Total                                                            $17,089           $16,785
                                                                                 =======           =======

3.     NET INCOME PER COMMON SHARE

       Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options and warrants using the treasury stock method.


4.     SUBSEQUENT EVENT

       On April 1, 1998, the company acquired substantially all of the assets and assumed certain liabilities of the Equipment Division of privately-held WEB Technology, Inc. The Equipment Division's products include a variety of equipment used in the semiconductor industry, including burn-in board loaders/unloaders, acceleration test equipment, gross leak detection equipment, and automation modules which are supplied to other equipment manufacturers. The purchase price included $7.8 million in cash and 900,000 shares of the company's common stock valued at approximately $15.3 million.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            RESULTS OF OPERATIONS


                 NET SALES. Net sales were $20.5 million for the quarter ended March 31, 1998, compared with $11.9 million for the comparable 1997 quarter, a 72% increase. Sales of test handlers, IC automation modules, and spare parts increased significantly as a result of improved industry conditions in early 1998 compared with early 1997. Sales of pick and place test handlers were particularly strong with significant sales gains at the No. St. Paul and San Diego divisions. In addition, 1998 results include the sales of Forward Systems Automation (FSA) ( acquired in April 1997), and the Advantek Handler Division (acquired in October 1997), both of which produce primarily pick and place test handlers.

                 GROSS PROFIT. Gross profit was 50.2% of net sales for the quarter ended March 31, 1998. This compares with 51.3% for the quarter ended March 31, 1997. The decrease in the gross margin is primarily attributable to the inclusion of results from the recently acquired Advantek Handler Division and the significant increase in the sales mix at the No. St. Paul and San Diego divisions to more pick-and-place test handlers, which tend to have lower margins than gravity-feed test handlers. The decline in test handler margins was partially offset by improved margins for environmental test products manufactured at the Lawrence Division.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 1998 were $4.3 million compared with $2.9 million for the comparable quarter in 1997, a 51% increase. The increase in 1998 is attributable to higher commissions expense on significantly increased net sales as well as the inclusion of the results of FSA and the Advantek Handler Division.

                 RESEARCH AND DEVELOPMENT. Research and development expenses were $2.9 million for the quarter ended March 31, 1998 compared with $2.0 million for the comparable period in 1997, a 49% increase. The increase is attributable to the inclusion of the results of FSA and the Advantek Handler Division in 1998. Research and development expenses represented 14.4% and 16.6% of net sales for the quarters ended March 31, 1998 and 1997 respectively. Over time, the company expects that research and development expenses will average 13% to 15% of net sales.

                 OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $305,000 for the quarter ended March 31, 1998 which was comparable to the $312,000 for the same period in 1997.

                 INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 28.0% for the quarter ended March 31, 1998 which was comparable to the rate used for fiscal year 1997 excluding the impact of non-recurring acquisition-related charges. The effective tax rate compares favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and research tax credits as well as the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



            FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of March 31, 1998 or December 31, 1997.

                 The company had cash and cash equivalents of approximately $27.2 million at March 31, 1998. On April 1, 1998 the company disbursed approximately $7.3 million in connection with the acquisition of the Equipment Division business of WEB Technology, Inc. An additional $500,000 is expected to be paid by June 30, 1998 subject to any post-closing adjustments to the purchase price. The company believes its remaining cash balances of approximately $19 million, funds generated from operations, and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.



           FINANCIAL CONDITION, BUSINESS RISKS AND UNCERTAINTIES

                 A number of risks and uncertainties exist which could impact the company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, changes in rates of capital spending by semiconductor manufacturers, the company's success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating acquired businesses, and other factors, including those set forth in the company's SEC filings, including its current report on Form 10-K for the year ended December 31, 1997.

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


                                     AETRIUM INCORPORATED
                                     --------------------
                                         (Registrant)



Date: May 12, 1998           By:      /s/ Joseph C. Levesque
                                     -----------------------
                                     Joseph C. Levesque
                                     Chairman of the Board, President, and
                                     Chief Executive Officer

Date: May 12, 1998           By:      /s/ Darnell L. Boehm
                                     ---------------
                                     Darnell L. Boehm
                                     Chief Financial Officer, Secretary, and
                                     Director