Form 10-Q
period 1998-06-30
AETRIUM INC
filed 1998-08-14
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                          Commission File No. 000-22166



                              AETRIUM INCORPORATED
             (Exact name of registrant as specified in its charter)


                MINNESOTA                                41-1439182
     (State or other jurisdiction of         I.R.S. Employer Identification No.)
      incorporation or organization)


2350 HELEN STREET, NO. ST. PAUL, MINNESOTA                  55109
 (Address of principal executive offices)                (Zip Code)


                                 (651) 704-1800
                         (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES _X_   NO ___


Number of shares of Common Stock, $.001 par value,
outstanding as of  August 6, 1998                         9,703,308
                                                          ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                           PAGE

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Consolidated Balance Sheets as of June 30, 1998
            (unaudited) and December 31, 1997                               3-4

            Consolidated Statements of Operations (unaudited) for the
            three months and six months ended June 30, 1998                  5
            and 1997

            Consolidated Statements of Cash Flows (unaudited) for the
            six months ended June 30, 1998 and 1997                          6

            Notes to unaudited consolidated financial statements            7-8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-11



PART II.  OTHER INFORMATION

            Legal Proceedings                                              12-13

            Changes in Securities                                          12-13

            Defaults Upon Senior Securities                                12-13

            Submission of Matters to a Vote of Security Holders            12-13

            Other Information                                              12-13

            Exhibits and Reports on Form 8-K                               12-13



SIGNATURES                                                                  14

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          June 30,      December 31,
                                            1998           1997
                                          -----------------------
                                        (Unaudited)      (Audited)
                                     (in thousands, except share data)
Current Assets:
   Cash and cash equivalents              $ 19,258       $ 27,584
   Accounts receivable, net                 14,131         12,709
   Inventories                              15,554         16,785
   Deferred taxes                            2,417            784
   Other current assets                        417            615
                                          -----------------------
      Total current assets                  51,777         58,477
                                          -----------------------

Property and equipment:
   Furniture and fixtures                    1,537          1,351
   Equipment                                 6,080          5,282
                                          -----------------------
                                             7,617          6,633
   Less accumulated depreciation and
   amortization                             (3,502)        (2,990)
                                          -----------------------
      Property and equipment, net            4,115          3,643
                                          -----------------------

Noncurrent deferred taxes                    8,984          4,951
Intangible and other assets, net            10,537          3,823
                                          -----------------------

                Total assets              $ 75,413       $ 70,894
                                          =======================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30,   December 31,
                                                            1998        1997
                                                          --------------------
                                                        (Unaudited)   (Audited)
                                                    (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                 $ 2,148      $ 2,611
   Accrued compensation and commissions                     2,745        2,250
   Other accrued expenses                                   3,369        2,807
   Income taxes payable                                         0          734
                                                          --------------------
      Total current liabilities                             8,262        8,402
                                                          --------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,703,308 and 8,786,740
    shares issued and outstanding, respectively                10            9
   Additional paid-in capital                              61,989       46,562
   Retained earnings                                        5,152       15,921
                                                          --------------------
      Total shareholders' equity                           67,151       62,492
                                                          --------------------

          Total liabilities and shareholders' equity      $75,413      $70,894
                                                          ====================

        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended June 30,        Six months ended June 30,
                                                      1998             1997             1998             1997
                                                    -----------------------------------------------------------
                                                               (in thousands, except per share data)
Net sales                                           $ 16,108         $ 14,921         $ 36,589         $ 26,857
Cost of goods sold                                    12,152            7,295           22,350           13,113
                                                    -----------------------------------------------------------
   Gross profit                                        3,956            7,626           14,239           13,744
                                                    -----------------------------------------------------------

Operating expenses:
   Selling, general, and administrative                5,255            3,224            9,585            6,090
   Research and development                            3,528            2,474            6,477            4,452
   Non-recurring charges                              14,656            7,191           14,656            7,191
                                                    -----------------------------------------------------------
      Total operating expenses                        23,439           12,889           30,718           17,733
                                                    -----------------------------------------------------------

Loss from operations                                 (19,483)          (5,263)         (16,479)          (3,989)
Other income, net                                        214              303              519              615
                                                    -----------------------------------------------------------
Loss before income taxes                             (19,269)          (4,960)         (15,960)          (3,374)
Provision for income taxes                             6,117            1,520            5,191            1,044
                                                    -----------------------------------------------------------

Net loss                                            $(13,152)        $ (3,440)        $(10,769)        $ (2,330)
                                                    ===========================================================

Net loss per common share:
      Basic                                         $  (1.36)        $   (.40)        $  (1.16)        $   (.27)
      Diluted                                       $  (1.36)        $   (.40)        $  (1.16)        $   (.27)

Weighted average common shares outstanding :
      Basic                                            9,704            8,683            9,250            8,572
      Diluted                                          9,704            8,683            9,250            8,572


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                       1998           1997
                                                                     -----------------------
                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                          $(10,769)      $ (2,330)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                                    1,053            504
       Acquisition-related charges                                     12,029          7,191
       Writedown of intangibles                                         2,080              0
       Deferred taxes                                                  (5,666)        (2,265)
       Changes in assets and liabilities, net of
         effects of acquired businesses:
           Accounts receivable, net                                       815         (3,454)
           Inventories                                                  3,163         (2,656)
           Other current assets                                           198            111
           Trade accounts payable                                      (1,118)         2,863
           Accrued compensation and commissions                             5           (169)
           Other accrued expenses                                         450           (122)
           Income taxes payable                                          (579)           903
                                                                     -----------------------
           Net cash provided by operating activities                    1,661            576
                                                                     -----------------------

Cash flows from investing activities:
   Purchases of businesses and technology, net of cash acquired        (8,835)        (4,997)
   Sale of short term investments                                           0          1,000
   Purchase of property and equipment                                  (1,011)          (329)
                                                                     -----------------------
           Net cash used in investing activities                       (9,846)        (4,326)
                                                                     -----------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                              73            439
   Repurchase of common stock, primarily related to exercise of
     stock options                                                       (214)          (439)
   Principal payments on debt                                               0         (1,293)
                                                                     -----------------------
          Net cash used in financing activities                          (141)        (1,293)
                                                                     -----------------------

Net decrease in cash and cash equivalents                              (8,326)        (5,043)

Cash and cash equivalents at beginning of period                       27,584         34,756

                                                                     -----------------------
Cash and cash equivalents at end of period                           $ 19,258       $ 29,713
                                                                     =======================


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

2.     INVENTORIES

       Inventories consist of the following:
                                                         June 30,   December 31,
                                                           1998         1997
                                                         -------      -------
                                                             (in thousands)

       Purchased parts and completed subassemblies       $ 7,807      $ 9,307
       Work in process                                     5,556        5,488
       Finished goods, primarily demonstration equipment   2,191        1,990
                                                         -------      -------
              Total                                      $15,554      $16,785
                                                         =======      =======

3.     NET INCOME (LOSS) PER COMMON SHARE

       Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options using the treasury stock method. Since the company reported net losses for the interim periods presented herein, common stock equivalents have been excluded from the computations because they are antidilutive.

4.     ACQUISITIONS

       On April 1, 1998, the company acquired substantially all of the assets (including in-process research and development) and assumed certain liabilities of the Equipment Division ("Equipment Division") of WEB Technology, Inc., a privately-held company that consisted of several business units in addition to the Equipment Division. The Equipment Division specializes in the design, development, manufacturing and marketing of a variety of electromechanical equipment used by the semiconductor industry to handle and test integrated circuits. The purchase price totaled $23,567,500 consisting of $7,835,000 in cash, 900,000 shares of Aetrium common stock valued at $15,412,500 and $320,000 of acquisition-related costs. The acquisition was accounted for as a purchase. The company's consolidated financial statements include the results of the Equipment Division's operations since April 1, 1998.

       On April 1, 1997, the company acquired substantially all of the assets (including in-process research and development) and assumed certain liabilities of Forward Systems Automation, Inc. ("FSA"), a privately held manufacturer of equipment for the semiconductor and electronic component industries. The purchase price totaled $6,749,840 consisting of $4,000,000 of cash, 186,000 shares of Aetrium common stock valued at $2,499,840 and $250,000 of acquisition-related costs. The acquisition was accounted for as a purchase. The company's consolidated financial statements include the results of FSA's operations since April 1, 1997.

       For each acquisition, a portion of the purchase price, as determined by third party appraisal, was allocated to in-process research and development that had not reached technological feasibility and did not have alternative future uses. As required by generally accepted accounting principles, the value of the in-process research and development ( $12,029,000 for the Equipment Division and $7,190,809 for FSA) were charged to operations in the second quarter of 1998 and 1997 respectively. These amounts are included in the caption "Non-recurring charges" in the accompanying Statements of Operations.

       The following table presents the consolidated results of operations of the company on an unaudited pro forma basis as if the acquisitions of the Equipment Division and FSA had taken place at the beginning of each period (in thousands, except per share data):


                                                          Six months ended
       Unaudited pro forma                          June 30, 1998  June 30, 1997
       -------------------                          -------------  -------------
       Net sales                                       $39,583        $30,416
       Net income (loss)                                (2,355)         2,429
       Net income (loss) per share - diluted           $  (.24)       $   .25
       -------------------------------------------------------------------------

       Reported net income (loss) per share before
       acquisition-related charges - diluted           $  (.31)       $   .32
       -------------------------------------------------------------------------

       The acquisition-related charges of $12,029,000 in 1998 and $7,190,809 in 1997 are not reflected in the pro forma results above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       RESULTS OF OPERATIONS


              NET SALES. Net sales for the six months ended June 30, 1998, were $36.6 million, an increase of 36 percent from the same period of 1997. The 1998 results include the net sales of FSA (acquired in April 1997), the Advantek Handler Division (acquired in October
              1997), and the equipment business of WEB Technology (acquired in April 1998). Net sales were $16.1 million for the quarter ended June 30, 1998, compared with $14.9 million for the comparable 1997 quarter, an 8% increase. The increase is primarily attributable to the inclusion of the net sales of the acquired operations.

              GROSS PROFIT. Gross profit was 38.9 % of net sales for the six months ended June 30, 1998, including an inventory charge of $3.7 million related primarily to the suspension of marketing efforts on certain older, less profitable products. Excluding the one-time charge, gross profit was 49 % of net sales, compared with 51.2 % for the same period of 1997. Gross profit was 24.6 % of net sales for the quarter ended June 30, 1998, including the unusual $3.7 million charge, and 47.5 % excluding the unusual charge. This compares with 51.1 % for the quarter ended June 30, 1997. Excluding the one-time charge of $3.7 million, the decrease in the gross margin in 1998 is primarily attributable to the inclusion of results from the Advantek Handler Division; the significant increase in the sales mix to more pick-and-place test handlers which tend to have lower margins than gravity-feed test handlers; and the costs associated with the production ramp of new products produced by the Aetrium FSA Division. These factors are partially offset by improving gross margins at the Lawrence Division and the inclusion of relatively high-margin sales from the recently acquired equipment business of WEB Technology.

              SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1998 were $9.6 million compared with $6.1 million for the comparable period in 1997, a 57% increase. Selling, general and administrative expenses for the quarter ended June 30, 1998 were $5.3 million compared with $3.2 million for the comparable period in 1997, a 66% increase. The increase in 1998 is attributable to higher commissions expense on increased net sales as well as the inclusion of the results of FSA, the Advantek Handler Division, and the equipment business of WEB Technology.

              RESEARCH AND DEVELOPMENT. Research and development expenses were $6.5 million for the six months ended June 30, 1998 compared with $4.5 million for the comparable period in 1997, a 44% increase. Research and development expenses were $3.5 million for the quarter ended June 30, 1998 compared with $2.5 million for the comparable period in 1997, a 40% increase. The increase in 1998 is attributable to the inclusion of the results of FSA, the Advantek Handler Division, and the equipment business of WEB Technology, including expenditures required to complete the research and development projects that were in process at the time of each acquisition. Research and development expenses represented 21.9% of net sales for the quarter ended June 30, 1998.

              NON-RECURRING CHARGES. The company incurred non-recurring charges of $14.7 million in the quarter ended June 30, 1998. Approximately $12.0 million was related to the acquisition of the Equipment Division of WEB Technology, for that portion of the purchase price allocated to research and development activities that were in process at the time of acquisition but had not yet reached technological feasibility. The balance of the non-recurring charges during the quarter were for severance costs resulting from a reduction in work force and the write-down of certain capitalized technology. In connection with the FSA acquisition, $7.2 million related to in-process research and development was charged against income in the second quarter ended June 30, 1997 as the underlying research and development projects had not yet reached technological feasibility. See Note 4 to the unaudited consolidated financial statements.

              OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $519,000 for the six months ended June 30, 1998 which was a decline from the $615,000 for the same period in 1997 due to lower average levels of invested funds. Other income, net, amounted to $214,000 for the quarter ended June 30, 1998, compared to $303,000 for the same period of 1997. The decline reflects the decrease in invested funds due to the cash outlay of $7.8 million for the acquisition of the equipment business of WEB Technology.

              INCOME TAX EXPENSE. Income tax expense was provided for at an effective rate of 28.0% for the quarter and six months ended June 30, 1998 which was comparable to the rate used for fiscal year 1997 excluding the impact of non-recurring acquisition-related charges. The effective tax rate compares favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and research tax credits as well as the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.

       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

              The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of June 30, 1998 or December 31, 1997.

              In the quarter ended June 30, 1998, the company disbursed approximately $7.8 million in connection with the acquisition of the equipment business of WEB Technology, Inc. The company believes its remaining cash balances of approximately $19.3 million as of June 30, 1998, funds generated from operations, and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.

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

       YEAR 2000 ISSUES

              Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the company or its suppliers and not corrected, this problem may cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the company's business and results of operations. The company has evaluated its principal computer systems and has determined that they are substantially Year 2000 compliant. The company has completed a series of tests of the electronics systems of its products, including those product lines no longer being manufactured but remaining in use at customer sites, and has determined that they should continue to operate according to specification after January 1, 2000. The company has initiated discussions with its key suppliers to determine whether they have any Year 2000 issues. The company has not incurred any material expenses to date in connection with this evaluation, and does not anticipate material expenses in the future, depending upon the status of its suppliers with respect to this issue.

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

               None.


       Item 3. Defaults on Senior Securities

               None.


       Item 4. Submissions of Matters to a Vote of Security Holders

               On May 19, 1998 the company held it's Annual Shareholder Meeting at which the following matters were voted upon.

               1. The share holders elected the following individuals to serve as members of the Board of Directors:

                                              Votes for       Votes Withheld
                                              ---------       --------------
                  Joseph C. Levesque          7,946,788           20,444
                  Darnell L. Boehm            7,946,038           21,194
                  Terrence W. Glarner         7,946,153           21,079
                  Andrew J. Greenshields      7,946,528           20,704
                  Douglas L. Hemer            7,945,838           21,394
                  Terrance J. Nagel           7,946,253           20,979

               2. The shareholders also approved an amendment to the company's Restated Articles of Incorporation to increase the number of the company's authorized shares of common stock, $.001 par value, from 16,000,000 to 30,000,000 shares.


                                                              Votes       Votes
                                                Votes for    Against    Withheld
                                                ---------    -------    --------
                  Amendment to Restated
                  Articles of Incorporation     7,800,627    145,442     21,163

       Item 5. Other Information

               None.


       Item 6. Exhibits and Reports on Form 8-K

               (a) Exh 27 - Financial Data Schedule.

               (b) Reports on Form 8-K

                   On April 15, 1998, the company filed a Form 8-K relating to the purchase of substantially all of the assets of the Equipment Division ( "Equipment Division") of WEB Technology, Inc. on April 1, 1998 pursuant to an Asset Purchase Agreement which was executed on March 20, 1998. On June 15, 1998, the company filed an amendment to the Form 8-K on Form 8-K/A that contained (i) audited historical financial statements of the Equipment Division for the year ended December 31, 1997, (ii) unaudited historical financial statements of the Equipment Division for the three months ended March 31, 1998, and (iii) pro forma consolidated financial statements as of March 31, 1998, for the year ended December 31, 1997, and for the three months ended March 31, 1998.

                              AETRIUM INCORPORATED


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AETRIUM INCORPORATED
                                     ------------------------
                                           (Registrant)



Date: August 12, 1998            By:  /s/ Joseph C. Levesque
                                     -----------------------------------------
                                      Joseph C. Levesque
                                      Chairman of the Board, President, and
                                      Chief Executive Officer

Date: August 12, 1998            By:  /s/ Darnell L. Boehm
                                     -----------------------------------------
                                      Darnell L. Boehm
                                      Chief Financial Officer, Secretary, and
                                      Director