Form 10-Q
period 1998-09-30
AETRIUM INC
filed 1998-11-16
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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
                                YES [X]   NO [ ]


Number of shares of Common Stock, $.001 par value,          9,568,308
outstanding as of November 6, 1998

                              AETRIUM INCORPORATED

                                      INDEX


                                                                           PAGE
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements:


               Consolidated Balance Sheets as of September 30, 1998
               (unaudited) and December 31, 1997                           3-4

               Consolidated Statements of Operations (unaudited) for the
               three months and nine months ended September 30, 1998
               and 1997                                                      5

               Consolidated Statements of Cash Flows (unaudited) for the
               nine months ended September 30, 1998 and 1997                 6

               Notes to unaudited consolidated financial statements        7-8


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-12


PART II.  OTHER INFORMATION

               Legal Proceedings.                                           13

               Changes in Securities and Use of Proceeds.                   13

               Defaults Upon Senior Securities.                             13

               Submission of Matters to a Vote of Security Holders.         13

               Other Information.                                           13

               Exhibits and Reports on Form 8-K.                            13


SIGNATURES                                                                  14

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           September 30,     December 31,
                                                1998             1997
                                             --------------------------
                                            (Unaudited)       (Audited)
                                         (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                 $ 18,416          $ 27,584
   Accounts receivable, net                    11,835            12,709
   Inventories                                 14,557            16,785
   Deferred taxes                               2,417               784
   Other current assets                         1,523               615
                                             --------------------------
      Total current assets                     48,748            58,477
                                             --------------------------

Property and equipment:
   Furniture and fixtures                       1,939             1,351
   Equipment                                    5,941             5,282
                                             --------------------------
                                                7,880             6,633
   Less accumulated depreciation and
   amortization                                (3,904)           (2,990)
                                             --------------------------
      Property and equipment, net               3,976             3,643
                                             --------------------------

Noncurrent deferred taxes                       8,984             4,951
Intangible and other assets, net               10,251             3,823
                                             --------------------------

                Total assets                 $ 71,959          $ 70,894
                                             ==========================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  September 30,     December 31,
                                                      1998             1997
                                                    ------------------------
                                                  (Unaudited)       (Audited)
                                               (in thousands, except share data)
Current liabilities:
  Trade accounts payable                            $ 1,876          $ 2,611
  Accrued compensation and commissions                2,088            2,250
  Other accrued expenses                              3,750            2,807
  Income taxes payable                                   28              734
                                                    ------------------------
    Total current liabilities                         7,742            8,402
                                                    ------------------------

Shareholders' equity:
  Common stock, $.001 par value; 30,000,000
   shares authorized; 9,568,308 and 8,786,740
   shares issued and outstanding, respectively           10                9
  Additional paid-in capital                         61,119           46,562
  Retained earnings                                   3,088           15,921
                                                    ------------------------
    Total shareholders' equity                       64,217           62,492
                                                    ------------------------

      Total liabilities and shareholders' equity    $71,959          $70,894
                                                    ========================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended September 30,     Nine months ended September 30,
                                                     --------------------------          --------------------------
                                                       1998              1997              1998              1997
                                                     --------------------------------------------------------------
                                                                 (in thousands, except per share data)
Net sales                                            $ 12,009          $ 18,683          $ 48,598          $ 45,540
Cost of goods sold                                      7,044             8,825            29,394            21,938
                                                     --------------------------------------------------------------
   Gross profit                                         4,965             9,858            19,204            23,602
                                                     --------------------------------------------------------------

Operating expenses:
    Selling, general, and administrative                4,905             3,848            14,490             9,938
    Research and development                            3,214             2,969             9,691             7,421
    Non-recurring charges                                   0                 0            14,656             7,191
                                                     --------------------------------------------------------------
        Total operating expenses                        8,119             6,817            38,837            24,550
                                                     --------------------------------------------------------------

Income (loss) from operations                          (3,154)            3,041           (19,633)             (948)
Other income, net                                         206               238               725               853
                                                     --------------------------------------------------------------
Income (loss) before income taxes                      (2,948)            3,279           (18,908)              (95)
Provision for income taxes                                884              (935)            6,075               109
                                                     --------------------------------------------------------------

Net income (loss)                                    $ (2,064)         $  2,344          $(12,833)         $     14
                                                     ==============================================================


Net income (loss) per common share:
          Basic                                      $   (.21)         $    .27          $  (1.37)         $    .00
          Diluted                                    $   (.21)         $    .26          $  (1.37)         $    .00

Weighted average common shares outstanding :
          Basic                                         9,640             8,743             9,382             8,629
          Diluted                                       9,640             9,064             9,382             8,894



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine months ended September 30,
                                                                        --------------------------
                                                                           1998             1997
                                                                        --------------------------
                                                                               (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                    $(12,833)         $     14
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                       1,741               809
       Acquisition-related charges                                        12,029             7,191
       Writedown of intangibles                                            2,080                 0
       Deferred taxes                                                     (5,666)           (2,265)
       Changes in assets and liabilities, net of
         effects of acquired businesses:
           Accounts receivable, net                                        3,111            (3,914)
           Inventories                                                     4,160            (3,730)
           Other current assets                                             (908)              210
           Trade accounts payable                                         (1,391)            1,759
           Accrued compensation and commissions                             (115)              516
           Other accrued expenses                                            294               125
           Income taxes payable                                             (551)            1,768
                                                                        --------------------------
           Net cash provided by operating activities                       1,951             2,483
                                                                        --------------------------

Cash flows from investing activities:
   Purchases of businesses and technology, net of cash acquired           (8,835)           (4,997)
   Sale of short term investments                                              0             1,000
   Purchase of property and equipment                                     (1,274)             (575)
                                                                        --------------------------
           Net cash used in investing activities                         (10,109)           (4,572)
                                                                        --------------------------

Cash flows from financing activities:
   Net proceeds from issuances of common stock                                73               763
   Repurchase of common stock                                             (1,083)             (874)
   Principal payments on debt                                                  0            (1,293)
                                                                        --------------------------
          Net cash used in financing activities                           (1,010)           (1,404)
                                                                        --------------------------

Net decrease in cash and cash equivalents                                 (9,168)           (3,493)

Cash and cash equivalents at beginning of period                          27,584            34,756

                                                                        --------------------------
Cash and cash equivalents at end of period                              $ 18,416          $ 31,263
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

2.       INVENTORIES

         Inventories consist of the following:
                                                    September 30,   December 31,
                                                        1998            1997
                                                       ------          ------
                                                           (in thousands)
         Purchased parts and completed
            subassemblies                             $ 7,405         $ 9,307
         Work in process                                4,906           5,488
         Finished goods, including demonstration
            equipment                                   2,246           1,990
                                                      -------         -------
                  Total                               $14,557         $16,785
                                                      =======         =======

3.       NET INCOME (LOSS) PER COMMON SHARE

         Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options using the treasury stock method. For the interim periods in which the company reported net losses, common stock equivalents have been excluded from the computations because they are antidilutive.

4.       ACQUISITIONS

         On April 1, 1998, the company acquired substantially all of the assets (including in-process research and development) and assumed certain liabilities of the Equipment Division ("Equipment Division") of WEB Technology, Inc., a privately-held company that consisted of several business units in addition to the Equipment Division. The Equipment Division specializes in the design, development, manufacturing and marketing of a variety of electromechanical equipment used by the semiconductor industry to handle and test integrated circuits. The purchase price totaled $23,567,500 consisting of $7,835,000 of cash, 900,000 shares of Aetrium common stock valued at $15,412,500 and $320,000 of acquisition-related costs. The acquisition was accounted for as a purchase. The company's consolidated financial statements include the results of the Equipment Division's operations since April 1, 1998.

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

         For each acquisition, a portion of the purchase price, as determined by third party appraisal, was allocated to intangible assets, including in-process research and development that had not reached technological feasibility and did not have alternative future uses. As required by generally accepted accounting principles, the values of the in-process research and development ($12,029,000 for the Equipment Division and $7,190,809 for FSA) were charged to operations in the second quarter of 1998 and 1997 respectively. These amounts are included in the caption "Non-recurring charges" in the accompanying Statements of Operations.

         The following table presents the consolidated results of operations of the company on an unaudited pro forma basis as if the acquisitions of the Equipment Division and FSA had taken place at the beginning of each period (in thousands, except per share data):

                                                         Nine months ended
                                                  ------------------------------
         Unaudited pro forma                      Sept. 30, 1998  Sept. 30, 1997
         -------------------                      --------------  --------------
         Net sales                                     $51,592         $51,068
         Net income (loss)                              (4,458)          4,850
         Net income (loss) per share - diluted         $  (.46)        $   .49
         -----------------------------------------------------------------------

         Reported net income (loss) per share before
         acquisition-related charges - diluted         $  (.52)        $   .57
         -----------------------------------------------------------------------

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

5.       COMMON STOCK

         During the third quarter ended September 30, 1998, the company repurchased 135,000 shares of its common stock for approximately $869,000 in cash. These purchases were made pursuant to rights of first refusal agreements entered into with certain former shareholders of WEB Technology Inc., in connection with the April 1, 1998 acquisition of the Equipment Division of WEB Technology, Inc.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

             NET SALES. Net sales for the first nine months ended September 30, 1998, were $48.6 million, an increase of 7 percent from the same period of 1997. The 1998 results include the net sales of FSA (acquired in April 1997), the Advantek Handler Division (acquired in October 1997), and the equipment business of WEB Technology (acquired in April 1998). Net sales were $12.0 million for the quarter ended September 30, 1998, compared with $18.7 million for the comparable 1997 quarter, a decrease of 36 percent. The increase for the nine month period is primarily attributable to the inclusion of the net sales of the acquired operations. The decline in the third quarter ended September 30, 1998, compared with the comparable quarter of 1997, primarily reflects the impact on net sales of a severe semiconductor industry recession. The decline in net sales also reflects the termination of a contract for the company's integrated circuit automation modules by a large OEM customer that discontinued that segment of its business.

             GROSS PROFIT. Gross profit was 39.5 percent of net sales for the nine months ended September 30, 1998, including an inventory charge of $3.7 million related to the suspension of marketing efforts on certain older, less profitable products that was recorded in the second quarter ended June 30, 1998. Excluding the one-time charge, gross profit was 47.1 percent of net sales, compared with 51.8 percent for the same period of 1997. Gross profit was 41.3 percent of net sales for the quarter ended September 30, 1998, compared to
             52.8 percent for the quarter ended September 30, 1997. The decrease in the gross margin, excluding the one-time costs, is primarily attributable to the inclusion of results from the Advantek Handler Division and to underabsorbed manufacturing overhead due to lower net sales than in the same period of 1997.

             SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $14.5 million compared with $9.9 million for the comparable period in 1997, a 44.9 percent increase. Selling, general and administrative expenses for the quarter ended September 30, 1998 were $4.9 million, compared with $3.8 million in the comparable period of 1997, and $5.3 million for the quarter ended June 30, 1998. The increase in selling, general, and administrative expenses for the nine month period in 1998 is attributable to higher commissions expense on increased net sales as well as the inclusion of the results of FSA, the Advantek Handler Division and the equipment business of WEB Technology Inc. The decline in the third quarter ended September 30, 1998 from the second quarter ended June 30, 1998, reflects expense reduction actions taken in the second quarter, including a reduction in work force.

             RESEARCH AND DEVELOPMENT. Research and development expenses were $9.7 million for the nine months ended September 30, 1998 compared with $7.4 million for the comparable period in 1997, a 31 percent increase. Research and development expenses were $3.2 million for the quarter ended September 30, 1998, compared with $3.0 million in the comparable period of 1997, and $3.5 million for the quarter ended June 30, 1998. The increase over the nine month period in 1998 is attributable to the inclusion of the results of FSA, the Advantek Handler Division and the equipment business of WEB Technology in 1998. The decline in the third quarter ended September 30, 1998 from the second quarter ended June 30, 1998, reflects expense reduction actions taken in the second quarter, including a reduction in work force.

             NON-RECURRING CHARGES. The company incurred non-recurring charges of $14.7 million in the quarter ended June 30, 1998. Approximately $12.0 million was in connection with the acquisition of the equipment business of WEB Technology, for that portion of the purchase price allocated to research and development activities that were in process at the time of acquisition but had not yet reached technological feasibility. The balance of the non-recurring charges during the quarter were for severance costs resulting from a reduction in work force and the write-down of certain capitalized technology. In connection with the FSA acquisition, $7.2 million related to in-process research and development was charged against income in the second quarter ended June 30, 1997, as the underlying research and development projects had not yet reached technological feasibility. See Note 4 to the unaudited consolidated financial statements.

             OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $725,000 for the nine months ended September 30, 1998, which was a decline from the $853,000 for the same period in 1997. Other income, net, amounted to $206,000 for the quarter ended September 30, 1998, compared to $238,000 for the same period of 1997.The decline in 1998 reflects primarily the decrease in invested funds due to the cash outlay of $7.8 million for the acquisition of the equipment business of WEB Technology in April 1998 and $4.2 million for the acquisition of the Advantek Handler Division in October 1997.

             INCOME TAX EXPENSE (BENEFIT). Income tax expense (benefit) was provided for at an average effective rate of approximately 29% for the ninth months ended September 30, 1998, excluding the impact of non-recurring acquisition-related charges, compared with approximately 30% for the first nine months of 1997. The company's effective tax rate compares favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and research tax credits as well as the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

             The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of September 30, 1998 or December 31, 1997.

             The company had cash and cash equivalents of approximately $18.4 million at September 30, 1998. During the third quarter ended September 30, 1998, the company repurchased 135,000 shares of its common stock for approximately $869,000 in cash. These purchases were made pursuant to rights of first refusal agreements entered into with certain former shareholders of WEB Technology Inc., in connection with the April 1, 1998 acquisition of the equipment business of WEB Technology, Inc. The company believes its remaining cash balances of $18.4 million, funds generated from operations, and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.

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

         YEAR 2000 ISSUES

             Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to the year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the company or third parties (such as customers, financial institutions, and suppliers) and not corrected, this problem may cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have an adverse effect on the company's business and results of operations.

             The company has adopted a formal plan to evaluate its readiness for the Year 2000 and address any deficiencies. The plan encompasses 1) information technology (IT) systems 2) non-IT systems 3) company products and 4) systems of third parties, including distributors and key suppliers.

                 INFORMATION TECHNOLOGY: The company's principal computer systems that it uses for financial accounting, manufacturing, inventory control, purchasing, sales administration, engineering, and other business functions have been determined to be substantially Year 2000 compliant. The company intends to monitor such principal computer systems throughout the balance of 1998 and 1999 for any Year 2000 issues.

                 NON-IT SYSTEMS: By the end of the second quarter of 1999, the company expects to have completed an evaluation of telephone systems, manufacturing equipment, facility heating and cooling systems, and other non-IT systems for Year 2000 readiness, and will promptly take remedial action as necessary.

                 COMPANY PRODUCTS: The company has completed a series of tests, utilizing industry standards, of the electronics systems of its products, including those product lines no longer being manufactured but remaining in use at customer sites, and has determined that the products should continue to operate according to specification after December 31, 1999.

                 KEY VENDORS AND SUPPLIERS: The company has initiated a survey of its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance. Such study is expected to be completed by the end of the first quarter of 1999.

             Substantially all of the effort to evaluate the company's Year 2000 readiness has been made using internal personnel, and therefore incremental expenses have been less than $50,000. The company believes it has achieved substantial compliance on Year 2000 issues on its principal computer systems in the course of normally planned computer hardware and software upgrades, and thus has not incurred any additional significant expense to date specifically to address Year 2000 issues. The company has not incurred any material expenses in connection with its evaluation of non-IT systems, and does not expect material expenses in the future, although the evaluation of non-IT systems is not yet complete. The company has not incurred any material expenses to date in connection with the evaluation of its products and the status of its vendors and suppliers with respect to Year 2000 issues, and does not anticipate material expenses in the future, although the evaluation of key vendors' and suppliers' Year 2000 readiness is not yet complete.

             Efforts on the company's Year 2000 readiness plan, as well as its consideration of contingency plans, are ongoing and will continue to evolve as new information becomes available. At this stage of the process, the Company believes that it is difficult to identify the cause of the most reasonably likely worst case Year 2000 scenario. The Company has not yet adopted any formal contingency plans, and will determine the need for such plans as part of its ongoing assessment of vendors and suppliers, products, and internal business systems. Due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that there will not be material adverse effects on the company's business or its results from operations.

                              AETRIUM INCORPORATED


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings.

           None which the company believes will have a material adverse impact on its financial condition or results of operations.


   Item 2. Changes in Securities and Use of Proceeds.

           None.


   Item 3. Defaults Upon Senior Securities.

           None.


   Item 4. Submissions of Matters to a Vote of Security Holders.

           None.


   Item 5. Other Information.

           None.


   Item 6. Exhibits and Reports on Form 8-K

           Exhibit
           Number   Description                 Method of Filing
           -------  -----------                 ----------------
           3.1      The Company's Restated      Incorporated by reference to
                    Articles of Incorporation,  Exhibit 3.1 to the Company's
                    as amended.                 Registration Statement on
                                                Form SB-2 filed on June 23, 1993
                                                (File No. 33-64962C).

           3.2      Articles of Amendment to    Filed herewith electronically.
                    the Company's Articles of
                    Incorporation, dated
                    August 20, 1998.

           27       Financial Data Schedule.    Filed herewith electronically.


           (b)  Reports on Form 8-K

                None.

                              AETRIUM INCORPORATED


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AETRIUM INCORPORATED
                                        ---------------------------------------
                                                     (Registrant)



Date:  November 11, 1998           By:  /s/ Joseph C. Levesque
                                        ---------------------------------------
                                        Joseph C. Levesque
                                        Chairman of the Board, President, and
                                        Chief Executive Officer

Date:  November 11, 1998           By:  /s/ Darnell L. Boehm
                                        ---------------------------------------
                                        Darnell L. Boehm
                                        Chief Financial Officer, Secretary, and
                                        Director