Form 10-Q/A
period 1998-06-30
AETRIUM INC
filed 1999-03-26
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

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


                                 (651) 704-1800
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES      X           NO
                          ---------           ---------


Number of shares of Common Stock, $.001 par value,
outstanding as of  August 6, 1998                        9,703,308
                                                         ---------

                              AETRIUM INCORPORATED

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements as Restated:

                  Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
                  December 31, 1997                                                     3-4

                  Consolidated Statements of Operations (unaudited) for the three
                  months and six months ended June 30, 1998                              5
                  and 1997

                  Consolidated Statements of Cash Flows (unaudited) for the six
                  months ended June 30, 1998 and 1997                                    6

                  Notes to unaudited consolidated financial statements                  7-9

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations As Restated                                     10-12



PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings.                                                       13

       Item 2.  Changes in Securities and Use of Proceeds.                               13

       Item 3.  Defaults Upon Senior Securities.                                         13

       Item 4.  Submission of Matters to a Vote of Security Holders.                     13

       Item 5.  Other Information.                                                       14

       Item 6.  Exhibits and Reports on Form 8-K.                                        14



SIGNATURES                                                                               15

PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS AS RESTATED


                              AETRIUM INCORPORATED

                     CONSOLIDATED BALANCE SHEETS AS RESTATED

                                     ASSETS


                                           June 30,         December 31,
                                             1998              1997
                                       --------------------------------
                                          (Unaudited)       (Audited)
                                       (in thousands, except share data)

Current Assets:
   Cash and cash equivalents              $   19,258       $   27,584
   Accounts receivable, net                   14,131           12,709
   Inventories                                15,554           16,785
   Deferred taxes                              2,417              784
   Other current assets                          417              615
                                       --------------------------------
      Total current assets                    51,777           58,477
                                       --------------------------------

Property and equipment:
   Furniture and fixtures                      1,537            1,351
   Equipment                                   6,080            5,282
                                       --------------------------------
                                               7,617            6,633
   Less accumulated depreciation and
   amortization                               (3,502)          (2,990)
                                       --------------------------------
      Property and equipment, net              4,115            3,643
                                       --------------------------------

Noncurrent deferred taxes                      6,473            4,951
Intangible and other assets, net              18,430            3,823
                                       --------------------------------

                Total assets              $   80,795       $   70,894
                                       ================================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                     CONSOLIDATED BALANCE SHEETS AS RESTATED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          June 30,      December 31,
                                                            1998           1997
                                                      ------------------------------
                                                        (Unaudited)      (Audited)
                                                     (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                 $   2,148      $   2,611
   Accrued compensation and commissions                       2,745          2,250
   Other accrued expenses                                     3,369          2,807
   Income taxes payable                                           0            734
                                                      ------------------------------
      Total current liabilities                               8,262          8,402
                                                      ------------------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,703,308 and 8,786,740
    shares issued and outstanding, respectively                  10              9
   Additional paid-in capital                                61,989         46,562
   Retained earnings                                         10,534         15,921
                                                      ------------------------------
      Total shareholders' equity                             72,533         62,492
                                                      ------------------------------

          Total liabilities and shareholders' equity      $  80,795      $  70,894
                                                      ==============================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited and restated)

                                              Three months ended June 30,         Six months ended June 30,
                                             -----------------------------      ----------------------------
                                                 1998           1997             1998            1997
                                             ---------------------------------------------------------------
                                                         (in thousands, except per share data)
Net sales                                       $   16,108      $   14,921      $   36,589      $   26,857
Cost of goods sold                                  12,152           7,295          22,350          13,113
                                             ---------------------------------------------------------------
   Gross profit                                      3,956           7,626          14,239          13,744
                                             ---------------------------------------------------------------

Operating expenses:
    Selling, general, and administrative             5,491           3,224           9,821           6,090
    Research and development                         3,528           2,474           6,477           4,452
    Non-recurring charges                            6,527           7,191           6,527           7,191
                                             ---------------------------------------------------------------
        Total operating expenses                    15,546          12,889          22,825          17,733
                                             ---------------------------------------------------------------

Loss from operations                               (11,590)         (5,263)         (8,586)         (3,989)
Other income, net                                      214             303             519             615
                                             ---------------------------------------------------------------
Loss before income taxes                           (11,376)         (4,960)         (8,067)         (3,374)
Provision for income taxes                           3,606           1,520           2,680           1,044
                                             ---------------------------------------------------------------

Net loss                                        $   (7,770)     $   (3,440)     $   (5,387)     $   (2,330)
                                             ===============================================================



Net loss per common share:
          Basic                                 $     (.80)     $     (.40)     $     (.58)     $     (.27)
          Diluted                               $     (.80)     $     (.40)     $     (.58)     $     (.27)

Weighted average common shares outstanding:
          Basic                                      9,704           8,683           9,250           8,572
          Diluted                                    9,704           8,683           9,250           8,572


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited and restated)

                                                                     Six months ended June 30,
                                                                        1998           1997
                                                                 -------------------------------
                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                         $   (5,387)     $   (2,330)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                                     1,289             504
       Acquisition-related charges                                       3,900           7,191
       Write-off of intangibles                                          2,080               0
       Deferred taxes                                                   (3,155)         (2,265)
       Changes in assets and liabilities, net of
       effects of acquired businesses:
           Accounts receivable, net                                        815          (3,454)
           Inventories                                                   3,163          (2,656)
           Other current assets                                            198             111
           Trade accounts payable                                       (1,118)          2,863
           Accrued compensation and commissions                              5            (169)
           Other accrued expenses                                          450            (122)
           Income taxes payable                                           (579)            903
                                                                 -------------------------------
           Net cash provided by operating activities                     1,661             576
                                                                 -------------------------------

Cash flows from investing activities:
   Purchases of businesses and technology, net of cash acquired         (8,835)         (4,997)
   Sale of short term investments                                            0           1,000
   Purchase of property and equipment                                   (1,011)           (329)
                                                                 -------------------------------
           Net cash used in investing activities                        (9,846)         (4,326)
                                                                 -------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                               73             439
   Repurchase of common stock, primarily related to exercise of
    stock options                                                         (214)           (439)
   Principal payments on debt                                                0          (1,293)
                                                                 -------------------------------
          Net cash used in financing activities                           (141)         (1,293)
                                                                 -------------------------------

Net decrease in cash and cash equivalents                               (8,326)         (5,043)

Cash and cash equivalents at beginning of period                        27,584          34,756

                                                                 -------------------------------
Cash and cash equivalents at end of period                          $   19,258      $   29,713
                                                                 ===============================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND RESTATEMENT

      In the opinion of management, the accompanying unaudited restated consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

      Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-K for the year ended December 31, 1997.

      On April 1, 1998, the company acquired substantially all of the assets and assumed certain liabilities of the Equipment Division ("Equipment Division") of WEB Technology, Inc. (see Note 4). The acquisition was recorded using the purchase method and, as required, the purchase price was allocated to the assets acquired and liabilities assumed. In connection therewith, the company hired an independent third party appraisal firm to value the intangible assets acquired, including in-process research and development ("IPR&D"). The estimated fair values of the intangible assets were determined using appraisal and valuation methods commonly used and considered appropriate at the time. Recently the Securities and Exchange Commission ("SEC") has published its views regarding methods used to value intangible assets, including specific guidelines it feels should be used in determining the value of IPR&D.

      Recently, the company re-engaged the appraisal firm to review the valuation of the WEB intangible assets in light of the new SEC guidance. The revaluation of the WEB intangible assets resulted in a reduction of the value of IPR&D and a corresponding net increase in capitalized goodwill and other intangibles such as developed technology, core technology, customer lists, and assembled workforce.

      The impact of the revaluation on the company's financial statements was to reduce the amount of IPR&D expense (included in "Non-recurring Charges") for the quarter and to increase "Selling, General, and Administrative" expenses for the additional amortization expense related to the capitalized intangible assets as follows (thousands, except per share amounts):

----------------------------------------------------------------------------------------------
Statement of Operations     Three months ended June 30, 1998    Six months ended June 30, 1998
----------------------------------------------------------------------------------------------
                               As reported      Restated           As reported      Restated
----------------------------------------------------------------------------------------------
Selling, general &
  administrative expenses      $    5,255      $    5,491          $    9,585      $    9,821
----------------------------------------------------------------------------------------------
Non-recurring charges              14,656           6,527              14,656           6,527
----------------------------------------------------------------------------------------------
Total operating expenses           23,439          15,546              30,718          22,825
----------------------------------------------------------------------------------------------
Loss from operations              (19,483)        (11,590)            (16,479)         (8,586)
----------------------------------------------------------------------------------------------
Loss before income taxes          (19,269)        (11,376)            (15,960)         (8,067)
----------------------------------------------------------------------------------------------
Income tax benefit                  6,117           3,606               5,191           2,680
----------------------------------------------------------------------------------------------
Net Loss                          (13,152)         (7,770)            (10,769)         (5,387)
----------------------------------------------------------------------------------------------
Net loss per diluted share     $    (1.36)     $     (.80)         $    (1.16)     $     (.58)
----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------
    Balance Sheet at
      June 30, 1998                       As reported          Restated
-----------------------------------------------------------------------
Intangible and other
  assets, net                               $10,537            $18,430
-----------------------------------------------------------------------
Deferred taxes                               11,401              8,890
-----------------------------------------------------------------------
Total assets                                 75,413             80,795
-----------------------------------------------------------------------
Retained earnings                             5,152             10,534
-----------------------------------------------------------------------
Shareholders' equity                         67,151             72,533
-----------------------------------------------------------------------
Total liabilities and
  Shareholders' equity                      $75,413            $80,795
-----------------------------------------------------------------------

2.   INVENTORIES

     Inventories consist of the following:

                                                   June 30,   December 31,
                                                     1998         1997
                                                     ----         ----
                                                      (in thousands)

Purchased parts and completed subassemblies         $7,807       $ 9,307
Work in process                                      5,556         5,488
Finished goods, primarily demonstration equipment    2,191         1,990
                                                   -------       -------
   Total                                           $15,554       $16,785
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

4.   ACQUISITIONS

     On April 1, 1998, the company acquired substantially all of the assets and assumed certain liabilities of the Equipment Division ("Equipment Division") of WEB Technology, Inc., a privately-held company that consisted of several business units in addition to the Equipment Division. The Equipment Division specializes in the design, development, manufacturing and marketing of a variety of electromechanical equipment used by the semiconductor industry to handle and test integrated circuits. The purchase price totaled $23,567,500 consisting of $7,835,000 in cash, 900,000 shares of Aetrium common stock valued at $15,412,500 and $320,000 of acquisition-related costs. The acquisition was accounted for as a purchase. The company's consolidated financial statements include the results of the Equipment Division's operations since April 1, 1998.

     On April 1, 1997, the company acquired substantially all of the assets and assumed certain liabilities of Forward Systems Automation, Inc. ("FSA"), a privately held manufacturer of equipment for the semiconductor and electronic component industries. The purchase price totaled $9,132,869 consisting of $4,000,000 of cash, 186,000 shares of Aetrium common stock valued at $2,499,840, $250,000 of acquisition-related costs and $2,383,029 of assumed liabilities. The acquisition was accounted for as a purchase. The company's consolidated financial statements include the results of FSA's operations since April 1, 1997.

     For each acquisition, a portion of the purchase price, as determined by third party appraisal, was allocated to intangible assets, including in-process research and development that had not reached technological feasibility and did not have alternative future uses. As required by generally accepted accounting principles, the values of the in-process research and development ($3,900,000 for the Equipment Division and $7,190,809 for FSA) were charged to operations in the second quarter of 1998 and 1997, respectively. These amounts are included in the caption "Non-recurring charges" in the accompanying Statements of Operations.

     The following table presents the consolidated results of operations of the company on an unaudited pro forma basis as if the acquisitions of the Equipment Division and FSA had taken place at the beginning of each period (in thousands, except per share data):

                                                                Six months ended
                                                                ----------------
Unaudited pro forma                                     June 30, 1998      June 30, 1997
-------------------                                     -------------      -------------
Net sales                                                  $39,583            $30,416

Net income (loss)                                           (2,819)             1,906
Net income (loss) per diluted share                        $  (.29)           $   .19
-----------------------------------------------------------------------------------------

Reported net income (loss) per diluted share before
acquisition-related charges                                $  (.32)           $   .32
-----------------------------------------------------------------------------------------

      The acquisition-related charges of $3,900,000 in 1998 and $7,190,809 in 1997 are not reflected in the pro forma results above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

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

            GROSS PROFIT. Gross profit was 38.9 % of net sales for the six months ended June 30, 1998, including an inventory charge of $3.7 million related primarily to the suspension of marketing efforts on certain older, less profitable products. Excluding the one-time charge, gross profit was 49 % of net sales, compared with 51.2 % for the same period of 1997. Gross profit was 24.6 % of net sales for the quarter ended June 30, 1998, including the unusual $3.7 million charge, and 47.5 % excluding the unusual charge. This compares with
            51.1 % for the quarter ended June 30, 1997. Excluding the one-time charge of $3.7 million, the decrease in the gross margin in 1998 is primarily attributable to the inclusion of sales of the product line acquired from Advantek; the significant increase in the sales mix to more pick-and-place test handlers which tend to have lower margins than gravity-feed test handlers; and the costs associated with the production ramp of new products. These factors are partially offset by improving gross margins on environmental test products and the inclusion of relatively high-margin sales of the product line recently acquired from WEB Technology.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1998 were $9.8 million compared with $6.1 million for the comparable period in 1997, a 61% increase. Selling, general and administrative expenses for the quarter ended June 30, 1998 were $5.5 million compared with $3.2 million for the comparable period in 1997, a 70% increase. The increase in 1998 is attributable to higher commissions expense on increased net sales, higher amortization expense related to acquired intangibles and the inclusion of expenses to support recently acquired businesses.

            RESEARCH AND DEVELOPMENT. Research and development expenses were $6.5 million for the six months ended June 30, 1998 compared with $4.5 million for the comparable period in 1997, a 44% increase. Research and development expenses were $3.5 million for the quarter ended June 30, 1998 compared with $2.5 million for the comparable period in 1997, a 40% increase. The increase in 1998 is attributable to the inclusion of expenses for continued development of the product lines acquired in 1997 and 1998, including expenditures required to complete the research and development projects that were in process at the time of each acquisition. Research and development expenses represented 21.9% of net sales for the quarter ended June 30, 1998.

            NON-RECURRING CHARGES. The company incurred non-recurring charges of $6.5 million in the quarter ended June 30, 1998. Of this amount, $3.9 million was related to the acquisition of the Equipment Division of WEB Technology, for that portion of the purchase price allocated to research and development projects that were in process at the time of acquisition but had not yet reached technological feasibility. The balance of the non-recurring charges during the quarter were for severance costs resulting from a reduction in work force and the write-off of certain capitalized technology. In connection with the FSA acquisition, $7.2 million related to in-process research and development was charged against income in the second quarter ended June 30, 1997 as the underlying research and development projects had not yet reached technological feasibility. See Note 4 to the unaudited consolidated financial statements.

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

            INCOME TAX EXPENSE (BENEFIT). Income tax expense (benefit) was provided for at an effective rate of 28.0% for the quarter and six months ended June 30, 1998 which was comparable to the rate used for fiscal year 1997 excluding the impact of non-recurring acquisition-related charges. The effective tax rate compares favorably with the Federal and state statutory rates primarily due to benefits associated with the company's Foreign Sales Corporation and research tax credits as well as the implementation of various tax planning strategies, including the investment of excess funds in tax exempt instruments.

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

                None.


       Item 3.  Defaults on Senior Securities

                None.


       Item 4.  Submissions of Matters to a Vote of Security Holders

                On May 19, 1998 the company held its Annual Shareholder Meeting at which the following matters were voted upon.

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


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AETRIUM INCORPORATED
                                              --------------------
                                                  (Registrant)



       Date: March 24, 1999        By:   /s/ Joseph C. Levesque
                                        ----------------------------------------
                                        Joseph C. Levesque
                                        Chairman of the Board, President, and
                                        Chief Executive Officer

       Date: March 24, 1999        By:   /s/ Darnell L. Boehm
                                        ----------------------------------------
                                        Darnell L. Boehm
                                        Chief Financial Officer, Secretary, and
                                        Director