Form 10-Q/A
period 1998-09-30
AETRIUM INC
filed 1999-03-26
CIK 908598

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
                   YES      X           NO
                        ---------           --------


Number of shares of Common Stock, $.001 par value,      9,568,308
outstanding as of  November 6, 1998                     ---------

                              AETRIUM INCORPORATED

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements as Restated:

                  Consolidated Balance Sheets as of September 30, 1998 (unaudited)
                  and December 31, 1997                                                 3-4

                  Consolidated Statements of Operations (unaudited) for the three
                  months and nine months ended September 30, 1998                        5
                  and 1997

                  Consolidated Statements of Cash Flows (unaudited) for the nine
                  months ended September 30, 1998 and 1997                               6

                  Notes to unaudited consolidated financial statements                  7-9

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations as Restated                                     10-13



PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings.                                                       14

       Item 2.  Changes in Securities and Use of Proceeds.                               14

       Item 3.  Defaults Upon Senior Securities.                                         14

       Item 4.  Submission of Matters to a Vote of Security Holders.                     14

       Item 5.  Other Information.                                                       14

       Item 6.  Exhibits and Reports on Form 8-K.                                        14



SIGNATURES                                                                               15


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AS RESTATED


                              AETRIUM INCORPORATED

                     CONSOLIDATED BALANCE SHEETS AS RESTATED

                                     ASSETS


                                        September 30,      December 31,
                                            1998               1997
                                       --------------------------------
                                         (Unaudited)        (Audited)
                                      (in thousands, except share data)

Current Assets:
   Cash and cash equivalents              $   18,416       $   27,584
   Accounts receivable, net                   11,835           12,709
   Inventories                                14,557           16,785
   Deferred taxes                              2,417              784
   Other current assets                        1,523              615
                                       --------------------------------
      Total current assets                    48,748           58,477
                                       --------------------------------

Property and equipment:
   Furniture and fixtures                      1,939            1,351
   Equipment                                   5,941            5,282
                                       --------------------------------
                                               7,880            6,633
   Less accumulated depreciation and
   amortization                               (3,904)          (2,990)
                                       --------------------------------
      Property and equipment, net              3,976            3,643
                                       --------------------------------

Noncurrent deferred taxes                      6,539            4,951
Intangible and other assets, net              17,926            3,823
                                       --------------------------------

                Total assets              $   77,189       $   70,894
                                       ================================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                     CONSOLIDATED BALANCE SHEETS AS RESTATED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       September 30,    December 31,
                                                           1998            1997
                                                       -----------------------------
                                                        (Unaudited)      (Audited)
                                                     (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                 $   1,876      $   2,611
   Accrued compensation and commissions                       2,088          2,250
   Other accrued expenses                                     3,750          2,807
   Income taxes payable                                          28            734
                                                       -----------------------------
      Total current liabilities                               7,742          8,402
                                                       -----------------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,568,308 and 8,786,740
    shares issued and outstanding, respectively                  10              9
   Additional paid-in capital                                61,119         46,562
   Retained earnings                                          8,318         15,921
                                                       -----------------------------
      Total shareholders' equity                             69,447         62,492
                                                       -----------------------------

          Total liabilities and shareholders' equity      $  77,189      $  70,894
                                                       =============================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited and Restated)

                                             Three months ended September 30,  Nine months ended September 30,
                                             --------------------------------  -------------------------------
                                                     1998            1997            1998            1997
                                             -----------------------------------------------------------------
                                                           (in thousands, except per share data)
Net sales                                        $   12,009      $   18,683      $   48,598      $   45,540
Cost of goods sold                                    7,044           8,825          29,394          21,938
                                             -----------------------------------------------------------------
   Gross profit                                       4,965           9,858          19,204          23,602
                                             -----------------------------------------------------------------

Operating expenses:
    Selling, general, and administrative              5,123           3,848          14,944           9,938
    Research and development                          3,214           2,969           9,691           7,421
    Non-recurring charges                                 0               0           6,527           7,191
                                             -----------------------------------------------------------------
        Total operating expenses                      8,337           6,817          31,162          24,550
                                             -----------------------------------------------------------------

Income (loss) from operations                        (3,372)          3,041         (11,958)           (948)
Other income, net                                       206             238             725             853
                                             -----------------------------------------------------------------
Income (loss) before income taxes                    (3,166)          3,279         (11,233)            (95)
Provision for income taxes                              950            (935)          3,630             109
                                             -----------------------------------------------------------------

Net income (loss)                                $   (2,216)     $    2,344      $   (7,603)     $       14
                                             =================================================================



Net income (loss) per common share:
          Basic                                  $     (.23)     $      .27      $     (.81)     $      .00
          Diluted                                $     (.23)     $      .26      $     (.81)     $      .00

Weighted average common shares outstanding:
          Basic                                       9,640           8,743           9,382           8,629
          Diluted                                     9,640           9,064           9,382           8,894


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited and Restated)

                                                                 Nine months ended September 30,
                                                                --------------------------------
                                                                        1998          1997
                                                                --------------------------------
                                                                         (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                $   (7,603)     $       14
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                     2,195             809
       Acquisition-related charges                                       3,900           7,191
       Writedown of intangibles                                          2,080               0
       Deferred taxes                                                   (3,221)         (2,265)
       Changes in assets and liabilities, net of
       effects of acquired businesses:
           Accounts receivable, net                                      3,111          (3,914)
           Inventories                                                   4,160          (3,730)
           Other current assets                                           (908)            210
           Trade accounts payable                                       (1,391)          1,759
           Accrued compensation and commissions                           (115)            516
           Other accrued expenses                                          294             125
           Income taxes payable                                           (551)          1,768
                                                                --------------------------------
           Net cash provided by operating activities                     1,951           2,483
                                                                --------------------------------

Cash flows from investing activities:
   Purchases of businesses and technology, net of cash acquired         (8,835)         (4,997)
   Sale of short term investments                                            0           1,000
   Purchase of property and equipment                                   (1,274)           (575)
                                                                --------------------------------
           Net cash used in investing activities                       (10,109)         (4,572)
                                                                --------------------------------

Cash flows from financing activities:
   Net proceeds from issuances of common stock                              73             763
   Repurchase of common stock                                           (1,083)           (874)
   Principal payments on debt                                                0          (1,293)
                                                                --------------------------------
          Net cash used in financing activities                         (1,010)         (1,404)
                                                                --------------------------------

Net decrease in cash and cash equivalents                               (9,168)         (3,493)

Cash and cash equivalents at beginning of period                        27,584          34,756

                                                                --------------------------------
Cash and cash equivalents at end of period                          $   18,416      $   31,263
                                                                ================================


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

     The impact of the revaluation on the company's financial statements was to reduce the amount of IPR&D expense (included in "Non-recurring Charges") in the second quarter of 1998 and to increase "Selling, General, and Administrative" expenses in the second and third quarters of 1998 for the additional amortization expense related to the capitalized intangible assets as follows (thousands, except per share amounts):

------------------------------------------------------------------------------------------------------
Statement of Operations           Three months ended Sept. 30, 1998   Nine months ended Sept. 30, 1998
------------------------------------------------------------------------------------------------------
                                     As reported       Restated          As reported      Restated
------------------------------------------------------------------------------------------------------
Selling, general &
  administrative expenses            $    4,905      $    5,123          $   14,490      $   14,944
------------------------------------------------------------------------------------------------------
Non-recurring charges                         0               0              14,656           6,527
------------------------------------------------------------------------------------------------------
Total operating expenses                  8,119           8,337              38,837          31,162
------------------------------------------------------------------------------------------------------
Loss from operations                     (3,154)         (3,372)            (19,633)        (11,958)
------------------------------------------------------------------------------------------------------
Loss before income taxes                 (2,948)         (3,166)            (18,908)        (11,233)
------------------------------------------------------------------------------------------------------
Income tax benefit                          884             950               6,075           3,630
------------------------------------------------------------------------------------------------------
Net Loss                                 (2,064)         (2,216)            (12,833)         (7,603)
------------------------------------------------------------------------------------------------------
Net loss per diluted share           $     (.21)     $     (.23)         $    (1.37)     $     (.81)
------------------------------------------------------------------------------------------------------

--------------------------------------------------------------
    Balance Sheet at
     Sept. 30, 1998                 As reported     Restated
--------------------------------------------------------------
Intangible and other
  assets, net                        $  10,251     $  17,926
--------------------------------------------------------------
Deferred taxes                          11,401         8,956
--------------------------------------------------------------
Total assets                            71,959        77,189
--------------------------------------------------------------
Retained earnings                        3,088         8,318
--------------------------------------------------------------
Shareholders' equity                    64,217        69,447
--------------------------------------------------------------
Total liabilities and
  Shareholders' equity               $  71,959     $  77,189
--------------------------------------------------------------

2.   INVENTORIES

     Inventories consist of the following:

                                                  September 30,  December 31,
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

     The following table presents the consolidated results of operations of the company on an unaudited pro forma basis as if the acquisitions of the Equipment Division and FSA had taken place at the beginning of each period (in thousands, except per share data):

                                                               Nine months ended
                                                               -----------------
Unaudited pro forma                                    Sept. 30, 1998     Sept. 30, 1997
-------------------                                    --------------     --------------
Net sales                                                  $51,592            $51,068

Net income (loss)                                           (5,035)             4,045
Net income (loss) per diluted share                        $  (.52)           $   .41
----------------------------------------------------------------------------------------

Reported net income (loss) per diluted share before
acquisition-related charges                                $  (.56)           $   .57
----------------------------------------------------------------------------------------

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

5.    COMMON STOCK

      During the third quarter ended September 30, 1998, the company repurchased 135,000 shares of its common stock for approximately $869,000 in cash. These purchases were made pursuant to rights of first refusal agreements entered into with certain shareholders of WEB Technology Inc., in connection with the April 1, 1998 acquisition of the Equipment Division of WEB Technology, Inc.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS

            NET SALES. Net sales for the first nine months ended September 30, 1998, were $48.6 million, an increase of 7 percent from the same period of 1997. The 1998 results include the net sales of the product lines acquired in the acquisitions of FSA (in April 1997), the Advantek Handler Division (in October 1997), and the equipment business of WEB Technology (in April 1998). Net sales were $12.0 million for the quarter ended September 30, 1998, compared with $18.7 million for the comparable 1997 quarter, a decrease of 36 percent. The increase for the nine month period is primarily attributable to the inclusion of the net sales of the acquired product lines. The decline in the third quarter ended September 30, 1998, compared with the comparable quarter of 1997, primarily reflects the impact on net sales of a severe semiconductor industry recession. The decline in net sales also reflects the termination of a contract for the company's integrated circuit automation modules by a large OEM customer that discontinued that segment of its business.

            GROSS PROFIT. Gross profit was 39.5 percent of net sales for the nine months ended September 30, 1998, including an inventory charge of $3.7 million related to the suspension of marketing efforts on certain older, less profitable products that was recorded in the second quarter ended June 30, 1998. Excluding the one-time charge, gross profit was 47.1 percent of net sales, compared with 51.8 percent for the same period of 1997. Gross profit was 41.3 percent of net sales for the quarter ended September 30, 1998, compared to
            52.8 percent for the quarter ended September 30, 1997. The decrease in the gross margin, excluding the one-time costs, is primarily attributable to the inclusion of net sales of the product line acquired from Advantek and to underabsorbed manufacturing overhead due to lower net sales than in the same period of 1997.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $14.9 million compared with $9.9 million for the comparable period in 1997, a 50 percent increase. Selling, general and administrative expenses for the quarter ended September 30, 1998 were $5.1 million, compared with $3.8 million in the comparable period of 1997, and $5.5 million for the quarter ended June 30, 1998. The increase in selling, general, and administrative expenses for the nine month period in 1998 is attributable to higher commissions expense on increased net sales, higher amortization expense related to acquired intangibles, and the inclusion of expenses to support recently acquired businesses. The decline in the third quarter ended September 30, 1998 from the second quarter ended June 30, 1998, reflects expense reduction actions taken in the second quarter, including a reduction in work force.

            RESEARCH AND DEVELOPMENT. Research and development expenses were $9.7 million for the nine months ended September 30, 1998 compared with $7.4 million for the comparable period in 1997, a 31 percent increase. Research and development expenses were $3.2 million for the quarter ended September 30, 1998, compared with $3.0 million in the comparable period of 1997, and $3.5 million for the quarter ended June 30, 1998. The increase over the nine month period in 1998 is attributable to the expenses for continued development of the product lines acquired in 1997 and 1998. The decline in the third quarter ended September 30, 1998 from the second quarter ended June 30,

            1998, reflects expense reduction actions taken in the second quarter, including a reduction in work force.

            NON-RECURRING CHARGES. The company incurred non-recurring charges of $6.5 million in the quarter ended June 30, 1998. Of this amount, $3.9 million was in connection with the acquisition of the equipment business of WEB Technology, for that portion of the purchase price allocated to research and development projects that were in process at the time of acquisition but had not yet reached technological feasibility. The balance of the non-recurring charges during the quarter were for severance costs resulting from a reduction in work force and the write-off of certain capitalized technology. In connection with the FSA acquisition, $7.2 million related to in-process research and development was charged against income in the second quarter ended June 30, 1997, as the underlying research and development projects had not yet reached technological feasibility. See Note 4 to the unaudited consolidated financial statements.

            OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $725,000 for the nine months ended September 30, 1998, which was a decline from $853,000 for the same period in 1997. Other income, net, amounted to $206,000 for the quarter ended September 30, 1998, compared to $238,000 for the same period of 1997.The decline in 1998 reflects primarily the decrease in invested funds due to the cash outlay of $7.8 million for the acquisition of the equipment business of WEB Technology in April 1998 and $4.2 million for the acquisition of the Advantek Handler Division in October 1997.

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

            The company had cash and cash equivalents of approximately $18.4 million at September 30, 1998. During the third quarter ended September 30, 1998, the company repurchased 135,000 shares of its common stock for approximately $869,000 in cash. These purchases were made pursuant to rights of first refusal agreements entered into with certain shareholders of WEB Technology Inc., in connection with the April 1, 1998 acquisition of the equipment business of WEB Technology, Inc.

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

                  None.


         Item 3.  Defaults Upon Senior Securities.

                  None.


         Item 4.  Submissions of Matters to a Vote of Security Holders.

                  None.


         Item 5.  Other Information.

                  None.


         Item 6.  Exhibits and Reports on Form 8-K

                      Exhibit
                      Number        Description                    Method of Filing
                      -------       -----------                    ----------------
                      3.1           The Company's Restated         Incorporated by reference to Exhibit 3.1 to
                                    Articles of Incorporation,     the Company's Registration Statement on Form
                                    as amended.                    SB-2 filed on June 23, 1993 (File No.
                                                                   33-64962C).

                      3.2           Articles of Amendment to the   Incorporated by reference to Exhibit 3.2 to
                                    Company's Articles of          the Company's Quarterly Report on Form 10-Q
                                    Incorporation, dated August    filed on November 16, 1998 (File No.
                                    20, 1998.                      000-22166).

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


                                               AETRIUM INCORPORATED
                                                   (Registrant)



       Date: March 24, 1999         By:   /s/ Joseph C. Levesque
                                         ---------------------------------------
                                         Joseph C. Levesque
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

       Date: March 24, 1999         By:   /s/ Darnell L. Boehm
                                         ---------------------------------------
                                         Darnell L. Boehm
                                         Chief Financial Officer, Secretary, and
                                         Director