Form 10-K405
period 1998-12-31
AETRIUM INC
filed 1999-03-31
CIK 908598

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

       Registrant's telephone number, including area code: (651) 704-1800
        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                                            PAR VALUE

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

         As of March 24, 1999, 9,483,393 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $55,170,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein) from the registrant's Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 1999 Annual Meeting to be held May 18, 1999 (the "1999 Proxy Statement").

================================================================================

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

ITEM 1.         BUSINESS.

            Aetrium Incorporated ("Aetrium" or the "Company") designs, manufactures and markets a variety of electromechanical equipment used in the handling and testing of microelectronic components, including semiconductor devices known as integrated circuits ("ICs") and other forms of electronic components. The Company's primary focus is on high volume electronic component types and on the latest package designs. Aetrium's products are purchased primarily by semiconductor manufacturers, and their assembly and test subcontractors, and are used in the test, assembly, and packaging portion of semiconductor manufacturing. The Company's products automate critical functions to improve manufacturing yield, raise quality levels, reduce manufacturing costs and increase product reliability.

            The Company has three principal product lines. The largest, in terms of revenue, is its broad line of test handlers, which incorporate thermal conditioning, contactor and automated handling technologies to provide automated handling of ICs and other electronic components during production test cycles. Test handler products are primarily produced by the Company's operations in North St. Paul, Minnesota; San Diego, California; and Grand Prairie, Texas. Change kits to adapt the Company's test handlers to different IC package configurations or to upgrade installed equipment for enhanced performance also represent a significant part of the Company's revenue. The Company's second product line consists of its IC Automation products, which are produced in North St. Paul and by the Aetrium WEB Technology operation in Dallas, Texas. The North St. Paul operation's IC Automation products are sold to original equipment manufacturers ("OEMs") to incorporate as the automated handling components of such OEM's own proprietary equipment for a variety of other IC processing requirements, such as marking, lead scanning, and lead trim and form. The Aetrium WEB Technology operation's IC Automation products are sold to semiconductor manufacturers, and used to automate the loading and unloading of burn-in boards. The Company's third product line is specialty test equipment, which includes reliability test equipment and environmental test equipment. The Company's reliability test systems provide IC manufacturers with IC performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability and are produced in North St. Paul. The Company's environmental test equipment products are used for burn-in testing of ICs and are produced at the Company's facility in Lawrence, Massachusetts.

            The Company's strategy has focused on revenue growth through product line expansion, by both internal development and by acquiring complementary technology, businesses, or product lines, and through customer satisfaction. Company sales have increased at an average annual compounded growth rate of approximately 30% during the period from 1986 through 1998. Currently, the Company has an installed base of more than 6,000 test handlers, which the Company believes is the second largest installed base among all test handler manufacturers.

            In 1998, the Company completed the acquisition of the equipment business of WEB Technology Inc. ("WEB"), based in Dallas, Texas, by acquiring certain assets and assuming certain liabilities of WEB. This acquisition significantly expanded the Company's IC Automation product lines to include IC automation products for loading and unloading burn-in boards. Products produced by Aetrium WEB Technology include a line of burn-in board automation products that can be configured to accommodate any burn-in board currently being manufactured.

            In 1997, the Company completed two acquisitions that expanded its test handler product lines. In April 1997, Aetrium acquired a line of test handler products produced in its Grand Prairie, Texas, operation by acquiring substantially all of the assets of Forward Systems Automation, Inc. ("FSA"). Products produced in Grand Prairie include test handlers for ICs as well as so-called discrete components, which are a non-semiconductor form of electronic component. In November 1997, Aetrium acquired a product line of pick-and-place test handlers by acquiring certain assets and assuming certain liabilities of the Handler Division of Advantek Inc., which extended Aetrium's product line of pick-and-place test handlers for nonmemory ICs. The product line acquired from Advantek was incorporated into and is produced at the Company's North St. Paul facility.

            The Company acquired the core products of its 5050 series of gravity feed test handlers through its acquisition of Electro-Mechanical Systems, Inc. ("EMS") in 1988. Since then, the Company has expanded this series of products through internal development to include a full range of thermal conditioning capabilities, contactor change kits for a wide range of package types in the largest segment of surface mount ICs, high performance contactors, dual test site capability, quad test site capability, and more recently, micro small outline package ("MSOP") test capability. Aetrium also acquired certain test handler products through its acquisition of the assets of Sym-Tek Systems, Inc. ("SymTek") in November 1994, which allowed Aetrium to enter the memory IC market with both high volume multisite pick-and-place and extensive multisite gravity feed test handler product lines. The SymTek acquisition also extended Aetrium's line of gravity feed test handlers for the nonmemory IC market.

            The Company acquired its reliability test systems product line through the purchase of the assets of Sienna Technologies, Inc. ("Sienna Technologies") in December 1993. At the time of the acquisition, Sienna Technologies' revenue was declining and customer confidence was eroding due in part to product performance and customer service issues. Since the acquisition, a new generation product has been developed and introduced, products have been improved to address performance issues, customer service has improved, customer confidence has been substantially restored, and gross profit margins have increased.

            Aetrium acquired its environmental test products through its acquisition of substantially all of the assets of E.J. Systems, Inc. ("EJ Systems") in December 1995. These products are primarily environmental conditioning chambers for burn-in testing of ICs. Since the acquisition, the Company has substantially increased marketing and product distribution efforts, increased average selling prices, and improved manufacturing efficiencies.

            Aetrium emphasizes both product quality and customer service to achieve customer satisfaction, which is reflected in the certification of its Minnesota facility in March 1995 as the first test handler producer to be certified under the ISO 9001 program established by the European Community. In 1998, the Company's facilities in Lawrence, Massachusetts, and San Diego, California, were ISO 9001 certified, and the Minnesota facility successfully completed a recertification audit.

            The Company was incorporated in Minnesota in December 1982. The Company's executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109, and its telephone number is (651) 704-1800.

TEST HANDLER PRODUCTS

            Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs and other electronic components automatically during the final testing process. The components are loaded into the handler from tubes or trays and then typically transported to a temperature chamber within the test handler where they are thermally conditioned to the required testing temperature. The component is then positioned against the test handler contactor, which provides an electrical connection between the component and the tester. After testing, the test handler sorts the component according to test performance. In some cases, additional process steps are completed by the test handler system, including a machine vision inspection of the IC package and automatic placement of the device into a form of device transport media for immediate shipment of the electronic component to the end user.

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

            Test handlers are designed for either memory ICs, nonmemory ICs, or discrete components. Memory ICs require relatively long test times. In order to achieve acceptable throughput rates, memory IC test handlers have been designed to test up to 64 devices at a time. Nonmemory ICs and most forms of discrete components require relatively short test times, and traditionally test times have not been a limiting factor for throughput rates. Test times, however, have increased as certain types of nonmemory ICs have become more complex and IC manufacturers have also sought to fully utilize the capacity of their testers. Accordingly, multisite test handlers, with as many as eight test sites, are now available for appropriate nonmemory IC applications.

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

            The Company's primary focus continues to be on the newer generation ICs referred to as surface mount devices ("SMD") which represent the largest volumes, the newest IC device types, and the fastest growing market in the industry. The Company offers the broadest line of test handling products to the microelectronics industry, addressing the full spectrum of the industry, including discrete components. Aetrium's test handler products are complementary in nature with minimal overlap of application and can be distributed and serviced through a common organization for efficiency.

            GRAVITY FEED TEST HANDLERS

            5050 SERIES. Aetrium's 5050 Series of gravity feed test handlers for nonmemory IC applications addresses a wide range of SOP package types, which constitute the largest segment of all surface mount ICs. These handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. Models within this series vary on adaptability to different IC package sizes and configurations and the temperature range available for thermal conditioning in order to provide cost-effective solutions to a wide range of customer requirements. The Company also offers dual test site and quad test site capability within its 5050 Series of handlers to increase productivity and reduce testing costs in certain applications.

            300 SERIES. The 300 Series is a product line of gravity feed test handlers designed to handle a wide variety of DIP devices. The 300 Series provides hot and cold thermal conditioning with a temperature range of -60 degrees C to +150 degrees C with +/-2 degrees C control capabilities. A menu driven CRT display allows the operator to set up the handler's operational parameters as well as continually monitor the handler status. The handler can be programmed to sort devices into user-defined categories.

            MODEL M4300. The Model M4300 is a gravity feed test handler that provides parallel testing of up to 32 memory ICs. The quick load spool design reduces the number of moving parts in the test environment, eliminating multiple test site adjustments common to other systems. The Model M4300 systems are equipped with two separate environmental chambers, independently controlled with a cold and hot temperature range of -60 degrees C to +150 degrees C.

            PICK-AND-PLACE TEST HANDLERS

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

            MODEL M3200S. The Model M3200S test handler is a pick-and-place, high-volume production application test handler for memory ICs. The M3200S addresses the newest form of IC package types used for memory devices, including chip scale and micro ball grid array-type packages that cannot be effectively processed on older generation pick-and-place test handlers. It provides hot, ambient and cold parallel testing with up to 32 test sites, and can be configured to sort tested ICs in up to 13 individual sort categories. Its horizontal tray based system design provides package protection with input and output modules capable of automatically loading and unloading trays.

            1000 SERIES. The 1000 Series pick-and-place test handlers are offered in a full range of temperature options for thermal conditioning, and can be configured to gently handle a wide variety of nonmemory devices. They feature the Soft-Touch Probe(TM) to safely and reliably handle the most fragile IC packages. Devices are transported with their leads up, virtually eliminating the possibility of lead damage. The 1000 Series features "plunge to board"-type contacting, and offers complete electrostatic discharge protection. The 1000 Series products can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today.

            MODEL 3000. The Model 3000 pick-and-place test handler tests ICs at two test sites, which allows for significantly increased throughput as compared to single site test handlers. The Model 3000 is offered in a full range of temperature options for thermal conditioning, and can be configured to gently handle a wide variety of nonmemory devices. It features the Soft-Touch Probe(TM) to safely and reliably handle the most fragile IC packages. Devices are transported with their leads up, virtually eliminating the possibility of lead damage. The Model 3000 features "plunge to board"-type contacting, and offers complete electrostatic discharge protection. The Model 3000 products can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today.

            MODEL QT. The Model QT pick-and-place test handler is a bench-top sized machine designed to accommodate small lot production runs and engineering characterization testing. The QT can be configured for any device package smaller than 2.5 inches wide, including ICs and discrete electronic components. The QT input can accept ICs from metal or plastic tubes, a custom device tray, or a bulk bowl feeder. The QT Series products are offered with several different options for contacting, including "plunge to board"-type contacting.

            2000 SERIES. The 2000 Series of pick-and-place test handlers are designed for production testing of TO-type discrete electronic components. They can be configured for up to four test sites and a variety of options for contacting. The 2000 Series is offered with a number of options for input, including bulk bowl feeders or tubes. The output options include bulk, tube, and radial tape and reel. Other options include the capability to perform vision inspection of the coplanarity of leads and to mark individual devices with a laser marking system.

            5000 SERIES. The 5000 Series of pick-and-place test handlers are designed for production testing of SOT-type discrete electronic components. They can be configured for up to six test sites and a variety of options for contacting, including "plunge to board"-type contacting. The 5000 Series is offered with a bulk bowl feeder input and a variety of output options including bulk, tube, or radial tape and reel. Tested devices can be sorted into up to 19 programmable categories. Other options include the capability to perform vision inspection of the coplanarity of leads and to mark individual devices with a laser marking system.

            7000 SERIES. The 7000 Series of pick-and-place test handlers are designed for high-volume testing of MSOP- and TSSOP-type IC packages. They have extruded, multi-track tray input. Contacting options include standard contacts as well as "plunge to board"-type contacting. The 7000 Series is offered with the capability to perform visual inspection of the coplanarity of leads and to mark individual devices with a laser marking system. Devices can be sorted into multi-track trays or tape and reel, with up to 19 programmable sort categories.

            CHANGE KITS, UPGRADES AND SPARE PARTS

            The Company has ongoing demand for IC package change kits for its installed test handler equipment, including test handlers no longer included in its active product line, and it sells a variety of change kits to accommodate the growing variety of IC packages used by the IC industry. The demand for change kits is driven by the introduction of new IC package types and production volume changes experienced by the Company's end customers. Also included in change kits are upgrade kits to enhance the performance of installed equipment.

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

            4800 SERIES. The 4800 Series is a line of products used to automate the loading and unloading of burn-in boards. Burn-in boards vary in size and density, and are used to place individual ICs into a convection oven for an extensive reliability screening and stress testing procedure known as "burn-in." The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees C (257 degrees F), for periods typically ranging from 12 to 48 hours. Burn-in systems can process thousands of ICs simultaneously, utilizing multiple boards. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs undergo burn-in testing. Burn-in board automation products take untested ICs out of trays or other media, place them into sockets on a burn-in board, and then lock the socket. After the burn-in test is complete, the machine removes tested ICs from the burn-in board sockets and sorts the ICs according to the results of the test.

            The 4800 Series comes in a single pick-up head version, a dual-head version, and a recently introduced five-head version. The single and dual head models are best suited for large IC packages or for those applications requiring a quick conversion of the machine to handle a different IC package. The five-head system is best suited to very high volume production applications. All are available with a variety of input and output options, including tubes, sleeves, or trays. Package positioning stations ensure device alignment into socket and tray. Each version can be configured to identify a burn-in board using bar coding, resistor array, or diode array. An optional stacked burn-in board elevator and trolley allows the system to process up to 32 burn-in boards without any operator intervention.

            IC AUTOMATION PRODUCTS FOR OEMS. The Company began the development of the IC Automation product line in 1990. This product line is marketed to other semiconductor equipment manufacturers and currently consists of a series of robotic electromechanical handling modules, each designed to perform a specific handling function. Together these modules perform nearly all of the handling functions necessary for the various IC manufacturing processes. Each handling module has a microprocessor that directs the handling module's function and communicates with other modules through a proprietary software protocol that enables the transfer of ICs between modules in a logical and efficient manner.

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

SPECIALTY TEST EQUIPMENT

            RELIABILITY TEST PRODUCTS

            In December 1993, the Company acquired its reliability test systems product line through the acquisition of substantially all of the assets of Sienna Technologies. Since the acquisition the Company has developed and improved this product line to improve product performance and satisfy the needs of its customers.

            The IC industry's demand for higher performance devices with smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs, including an emerging shift to copper materials for the minute circuitry of the device. These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes. The reliability test equipment product line includes a variety of systems with which IC manufacturers can force precision levels of voltage and current through ICs, collect and analyze relevant data, and predict lifetime performance of ICs. This equipment can be utilized to perform reliability testing of packaged and unpackaged ICs.

            The Company has formally launched its Model 1164, including a suite of applications for customers to perform a variety of tests. The Model 1164 is a fundamentally improved design from the Company's previous reliability test products. The Model 1164 features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time or perform numerous simultaneous tests on smaller batches of ICs.

            ENVIRONMENTAL TEST PRODUCTS

            The Company acquired its environmental test equipment product line from EJ Systems in December 1995, which developed the line in response to a trend toward higher power and higher speed device applications. The corresponding increase in power dissipation resulted from increased device complexity (more circuits) within smaller geometries. This phenomenon is especially evident in high pin count application specific integrated circuits (ASICs) and microprocessors. This high degree of power dissipation (heat) led to unique thermal conditioning problems in the testing of such devices. EJ Systems developed environmental test equipment that permitted individual IC temperature control using conduction (direct contact) method rather than the traditional convection (forced hot air) method to thermally condition devices. These techniques were patented and incorporated into the BAK-PAK(TM) Burn-In Systems. This equipment also features the ability to interface high-speed test circuitry in close proximity to the IC being tested.

            The BAK-PAK technology has been designed into a module called the QUBE-PAK(R). Each QUBE-PAK is housed in the BAK-PAK Tower system. The Tower System can accommodate up to 32 QUBE-PAK modules, with multiple ICs on each QUBE position. Each position is under individual thermal control and can dissipate up to 100 watts of power.

            In 1998, the Company determined that its TMU-100 Thermal Management System, which performed thermal conditioning during the manual testing of semiconductor devices, was not practical for use by customers in the field and ceased marketing the product. During 1998, the Company continued to develop a new thermal conditioning and thermal management concept that appears to have significant potential for use in automated test handlers.

COMPETITION

            The semiconductor capital equipment market is highly competitive. In the market for test handler products, Aetrium competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Some of these companies manufacture and sell both testers and test handlers. The Company believes its test handlers are compatible with all major testers, including those manufactured by companies that sell both testers and test handlers. The particular companies with which the Company competes vary with the Company's different markets, with no one company dominating the overall test handler market. The companies with which the Company competes most directly in the surface mount IC test handler market include Advantest Corporation, Aseco Corporation, Cohu, Inc., Multitest Electronic Systems GmbH and Micro Component Technology, Inc. The Company also competes with Ismeca S.A. and Tesec Corporation in the market for test handlers configured to handle passive and discrete electronic components.

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

            The market for burn-in board automation products is highly competitive. Aetrium competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. The companies with which the Company competes most directly in this market include Schlumberger Ltd., SIPA, S.p.a., and Todo Seisakusho, Ltd.

            The Company competes for burn-in board automation product sales primarily on the basis of effective throughput, cost of ownership, versatility, and other performance characteristics of its products, the breadth of its product line, the effectiveness of its sales and distribution channels and its customer service.

            The Company believes that the market for its IC Automation products sold on an OEM basis is emerging, with no clearly defined competitors offering similar automated handling modules to the IC industry. Historically, OEMs supplying equipment for IC manufacturing processes have developed custom or semi-custom handling components. Many of these OEMs have internal development capability for automated handling and many engineering companies also have automated handling development capability. The Company believes, however, that its IC Automation product line of generic automation modules offers OEMs the only existing, developed solution for their new automated handling requirements. In addition, the Company believes it offers standard generic handling modules to its OEM customers at a price difficult for its OEM customers to achieve from competitors or by developing internal capabilities, because of the greater product volumes the Company can reach through multiple customers and applications. The Company believes the economics, the current availability and the effectiveness of its IC Automation products provide strong incentives to the Company's OEM customers to forego new product development and to use Aetrium's IC Automation handling modules.

            The market for the Company's reliability test systems also is competitive and the Company's competitors include QualiTau, Ltd. and Micro Instruments, Inc.

            There are also a number of companies that manufacture and sell conventional burn-in equipment in the United States, which compete with the Company's environmental test equipment product line, including Aehr Test Systems, Inc. and Reliability, Inc. The Company is not aware of any competitors that provide burn-in equipment that addresses the combined needs of high-power dissipation and high-performance while maintaining sufficiently accurate thermal conditioning.

MANUFACTURING AND SUPPLIES

            The Company manufactures test handlers, reliability test equipment, and certain of its IC automation products in North St. Paul, Minnesota; certain of its test handler products at its facilities in

San Diego, California, and Grand Prairie, Texas; its IC automation products used for burn-in board applications in Dallas, Texas, and its environmental test equipment in Lawrence, Massachusetts. The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products. Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the certification of the Company's North St. Paul facility in March 1995 under the ISO 9001 certification criteria established by the European Community for the standardization of manufacturing documentation and processes, and successful recertification audit of the Minnesota facility. The Company's San Diego and Lawrence facilities were also certified under the ISO 9001 standards in 1998.

            All components and subassemblies are inspected for mechanical and electrical compliance to Company specifications. All finished products are tested against Company and customer specifications, and fully assembled test handler products are tested at all temperatures for which they are designed and with all the IC packages to be accommodated. Where appropriate, the Company's products are shipped in custom-engineered protective packaging to minimize potential damage during shipment.

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

            Certain components are currently available from only a limited number of sources. The Company currently has one purchased subassembly used in certain tri-temperature test handlers that is only available from a sole source, although efforts are ongoing to qualify a second source for such system. Aetrium believes it can replace any of its suppliers within a time period consistent with its business requirements. The Company also attempts to keep an adequate supply of critical components in its inventory to minimize any significant impact the loss of a supplier may cause.

CUSTOMERS

            The Company relies on a limited number of customers for a substantial percentage of its net sales. In 1998, its top three customers accounted for approximately 37% of the Company's net sales. In 1997, its top three customers accounted for approximately 44% of the Company's net sales. In 1996, its top three customers accounted for approximately 35% of the Company's net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would adversely affect the Company's financial condition and results of operations.

SALES AND MARKETING

            The Company markets its test handler products, burn-in board automation products, environmental test equipment and reliability test systems through a combination of direct salespeople and independent manufacturers' representatives and distributors. Aetrium sells its IC Automation Products directly to OEM customers through its internal sales force. As of December 31, 1998, the Company had 16 U.S. manufacturers' representatives with an average of 3 salespeople each located throughout the U.S. and Canada in areas critical to the Company's success. International distributors are located in the United Kingdom, France, Germany, Switzerland, Holland, Sweden, Japan, Taiwan, Thailand, Malaysia, Korea, Singapore, Hong Kong, China and the Philippines.

            Aetrium's direct sales organization, comprised of 13 salespeople, coordinates the activities of the

Company's manufacturers' representatives and distributors and actively participates with them in selling efforts. This enables the Company to establish strong direct ties with its customers. The Company provides sales and technical support to its manufacturers' representatives and distributors through the Company's sales and service locations in North St. Paul, Minnesota; San Diego and Santa Clara, California; Landisville, Pennsylvania; Austin, Dallas, and Grand Prairie, Texas; and Saugus and Lawrence, Massachusetts.

            Aetrium's marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for the Company's manufacturers' representatives, distributors and direct salespeople.

            International shipments accounted for 28%, 29% and 25% of the Company's net sales in 1996, 1997, and 1998, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the U.S. for immediate shipment to international sites, particularly the IC Automation products that are sold on an OEM basis. Most of the Company's international shipments are made to international sites of U.S. electronic component manufacturers, although there is a growing foreign customer base included in the Company's international sales.

            All of Aetrium's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. Credit limits have been established from time to time on the Company's international distributors, who purchase products from the Company and resell to end users. Irrevocable letters of credit are often used to minimize credit risk and to simplify the purchasing/payment cycle.

RESEARCH AND DEVELOPMENT

            Aetrium believes it must continue to enhance, broaden and modify its existing product lines to meet the constantly evolving needs of the semiconductor equipment market. To date, the Company has relied both on internal development and acquisitions of technology and product lines to extend its product lines, increase its customer base, and avoid reliance on any single semiconductor equipment market segment, and to develop its IC Automation products that are sold on an OEM basis. The IC Automation product line required development of a software protocol that plays an important role in the success of that product. Software is a critical element in the Company's reliability test equipment and software development continues to play an increasingly important role in test handling and burn-in board automation products. The Company intends to bring additional resources to this area as required.

            Product development expenses are typically split approximately 50% for new product development and 50% for continuation engineering. In 1997 the Company completed the Model 1164, and completed development of certain models in the 5000 Series and the 7000 Series of test handlers. The Company completed development of an upgraded Model 5050QTS to increase throughput and reliability and commenced the design of its Model M3200S, which has a reduced footprint, increased sort capability, and improved functionality from previous designs. In 1998 the Company substantially completed the Model 3000 and the Model M3200S, introduced a new version of the 4800, and developed new test capabilities for the Model 1164. The Company's continuing engineering efforts include development of additional change kits to meet the expanding families of IC package types, advancement of contactor technologies to meet the challenges of high performance ICs, enhancement of the 4800 Series to increase throughput and reliability, and enhancement of the command and control features of the 5050 product line.

            The Company expenses all research and development costs, including costs for software development as incurred. In 1996, 1997 and 1998, the Company's expenses relating to research and development were approximately $7.6 million, $10.5 million and $12.2 million, respectively. The Company's objective is to invest approximately 13% to 15% of its net sales in research and development each year. The Company employed 105 engineering personnel as of December 31, 1998.

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

BACKLOG

            The Company's backlog, which consists of customer purchase orders that the Company expects to ship within the next 12 months, was approximately $15.0 million as of December 31, 1998, compared to $32.5 million as of December 31, 1997. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenue or earnings.

EMPLOYEES

            As of December 31, 1998 the Company had 381 employees, including 178 in manufacturing, 105 in engineering and product development, 55 in sales, marketing and customer service, and 43 in general administration and finance. None of the Company's employees is represented by a labor union or is subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

            5. the impact of competition in the test handler, IC automation equipment, reliability test equipment and environmental test equipment markets;

            6. the effect of customer concentration and the loss of any significant customer on the Company's sales; and

            7. volatility of the Company's stock price based on factors including developments in the microelectronics industry and high-technology industries generally, as well as fluctuations in the Company's quarterly operating results.

ITEM 2.         PROPERTIES.

            The Company conducts manufacturing, product development, sales, marketing and field service operations in North St. Paul, Minnesota, where the Company currently occupies approximately 45,000 square feet under a lease which expires in March 2006, with an annual rent of approximately $240,000. The lease includes an option to the Company, exercisable at any time during the initial lease term, to require construction of an additional approximately 45,000 square feet for lease at the same rental rate. The Company's corporate functions, and certain sales, marketing and development activities are conducted in an adjacent, 30,000 square foot facility under a lease that expires in March 2006, with an annual rent of approximately $198,000.

            The Company conducts manufacturing, product development, and certain sales and marketing activities in approximately 26,600 square feet in Grand Prairie, Texas. The facility is leased from a partnership controlled by an officer of the Company, under a lease that expires in 2003, with an annual rent of $133,000. The Company believes the lease terms obtained at this facility approximate the rates that could be obtained at comparable properties in that area. The Company's manufacturing, product development, and certain sales and marketing activities of its Aetrium WEB Technology operation occupy approximately 29,400 square feet in Dallas, Texas, under a lease that expires in April 2000. The annual rent is approximately $144,000.

            The Company conducts manufacturing, product development and certain sales and marketing activities in an approximately 42,000 square foot facility located in San Diego, California under a lease that expires in 1999, with an annual rent of approximately $275,000. The Company has entered into an agreement with a property developer for construction of a 45,000 square foot facility in Poway, California, that the Company will lease for a period of ten years. The property is scheduled to be ready for occupancy in the third quarter of 1999, concurrent with the expiration of the existing lease.

            The Company also leases and occupies approximately 3,000 square feet of space in Santa Clara, California under a lease that expires in 1999, with a monthly rent of approximately $4,650. The Company uses this space for sales and field service operations.

            In Lawrence, Massachusetts, the Company conducts manufacturing, sales and marketing and product development activities for its environmental test product line in facilities with approximately 61,500 square feet under a sublease that expires in December 1999, with an annual rent of approximately $332,000. The Company has commenced an analysis to determine whether to renew its sublease at such facility, or relocate the Lawrence operation to a different facility upon the expiration of its current sublease.


ITEM 3.         LEGAL PROCEEDINGS.

            There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.


ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT.

            The executive officers of the Company, their ages and the offices held, as of February 19, 1999 are as follows:

NAME                   AGE      POSITION
----                   ---      --------

Joseph C. Levesque     54       Chairman of the Board, President and Chief
                                Executive Officer

Darnell L. Boehm       50       Chief Financial Officer, Secretary and Director

Douglas L. Hemer       52       Group Vice President and Director

Daniel M. Koch         45       Vice President - Worldwide Sales

Gerald C. Clemens      47       Vice President - Reliability Test Products

Kenneth R. Lee         53       President - Lawrence Division

Farid J. Sabounchi     42       President - Grand Prairie Division

Keith E. Williams      55       President - Aetrium WEB Technology Division

John J. Pollock        39       Vice President - Corporate Marketing

Lee A. Schafer         38       Vice President - Corporate Planning

Stephen P. Weisbrod    58       Vice President - Corporate Technology

Paul H. Askegaard      47       Treasurer

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

            Mr. Boehm has served as Chief Financial Officer, Secretary and as a director of the Company since 1986. From December 1994 until July 1995, Mr. Boehm had also assumed executive management responsibilities for the Company's San Diego Division. Mr. Boehm is also the principal of Darnell L. Boehm & Associates, a management consulting firm. Mr. Boehm is also a director of Rochester Medical Corporation, a public company, and serves on the audit and compensation committees of such company. Mr. Boehm is also a director of Versa Companies, a privately held company, and serves on its compensation and audit committees.

            Mr. Hemer has served as a director of the Company since 1986, and has served as Group Vice President of the Company since August 1998. Prior to this appointment, he served as the President of the San Diego Division of the Company since February 1997. From May 1, 1996 until February 1, 1997, Mr. Hemer served as the Company's Chief Administrative Officer. Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP for more than 15 years before joining the Company. Mr. Hemer is also a director of Versa Companies, a privately held company, and serves on its compensation and audit committees.

            Mr. Koch has served as the Company's Vice President - Worldwide Sales since March 1991. From March 1990 to March 1991, Mr. Koch served as the Vice President of Sales of Summation, Inc., a company involved with the testing of integrated circuit boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as Vice President of Sales of Micro Component Technology, Inc.

            Mr. Clemens has served as the Company's Vice President - Reliability Test Products since July 1995. From September 1993 to July 1995, Mr. Clemens served as Vice President-Engineering. Mr. Clemens is also the principal of Clemens Associates, a consulting firm. From August 1991 to September 1992, Mr. Clemens was a Vice President at Vectorvision, Inc., a software company. From June 1990 to April 1991, Mr. Clemens was a Vice President at Elke Corporation, a software company.

            Mr. Lee has served as President of the Lawrence Division since April 1997, and had served in executive management with that division as a consultant since January 1996. Mr. Lee previously was a principal of Marlboro Associates, a consulting practice. Mr. Lee was a co-founder of Aseco Corporation and served in a number of capacities at Aseco Corporation from 1982 to 1994, most recently as Vice President of Engineering.

            Mr. Sabounchi has served as the President of the Grand Prairie Division since April 1, 1997, when Aetrium completed its acquisition of FSA. Mr. Sabounchi founded FSA in 1990 and served as its President and CEO until it was acquired by the Company in April 1997. Prior to founding FSA, Mr. Sabounchi served in various engineering and engineering management roles in the semiconductor process equipment group of Teccor Electronics Inc.

            Mr. Williams has served as the President of the Aetrium WEB Technology Division since April 1, 1998, when Aetrium completed its acquisition of the equipment business of WEB. Mr. Williams co-founded WEB in 1982, and served as its President and CEO from its inception until it was acquired by the Company in April 1998. Pursuant to a letter agreement dated April 1, 1998, the Company offered, and Mr. Williams accepted, the position of President of Aetrium WEB Technology for a minimum period of three years. Such letter also provides that Mr. Williams cannot compete with the Company for the three year period of the agreement.

            Mr. Pollock has served as the Vice President - Corporate Marketing since August 1998. He served previously as the General Manager of the Arden Hills Division, and general manager of the North St. Paul Division. From September 1996 to September 1997, Mr. Pollock was the Business Unit Manager of the IC Automation products group. From September 1995 to September 1996, Mr. Pollock was a product director within the Company's IC Automation products group. From 1985 to 1995 Mr. Pollock was employed in various product engineering and product marketing positions at Rosemount Aerospace Inc., a supplier of measurement and instrumentation products to the aerospace industry.

            Mr. Schafer has served as the Vice President - Corporate Planning since August 1997. From August 1996 to August 1997, Mr. Schafer served as the Company's Director of Investor Relations. From June 1990 to July 1996, Mr. Schafer was senior editor and financial columnist for CORPORATE REPORT MINNESOTA, a monthly business magazine published in Minneapolis, Minnesota.

            Mr. Weisbrod has served as the Vice President - Corporate Technology since March 1998. From 1994 to 1998, Mr. Weisbrod was Vice President for systems, and a member of the board of directors, of Game Financial Corporation, a provider of financial services to the gaming industry. From 1992 to 1994 Mr. Weisbrod was President and Chief Operating Officer for Coda Music Technology, a producer of technology-based music instruction systems. From 1992 to 1998 he was also a principal of S. Weisbrod

Consulting.

            Mr. Askegaard has served as the Company's Treasurer since February 1992. From October 1986 to February 1992, Mr. Askegaard served as the Company's Corporate Controller.


                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

            The information under the caption "Price Range of the Company's Common Stock" on page 24 of the Company's 1998 Annual Report is incorporated herein by reference. The prices reflected in the table presented in the 1998 Annual Report do not include adjustments for retail mark-ups, mark-downs or commissions.

            The Company did not have any unregistered sales of equity securities during the fourth quarter of 1998.


ITEM 6.         SELECTED FINANCIAL DATA.

            The information under the caption "Selected Consolidated Financial Data" on page 24 of the 1998 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 13 of the Company's 1998 Annual Report is incorporated herein by reference.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.

            Not applicable.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1998 Annual Report:

            Report of Independent Accountants--page 13.

            Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996--page 14.

            Consolidated Balance Sheets as of December 31, 1998 and 1997--page
            15.

            Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996--page 16.

            Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996--page 17.

            Notes to Consolidated Financial Statements--pages 18 to 23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference.

            The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.


ITEM 11.        EXECUTIVE COMPENSATION.

            The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1999 Proxy Statement is incorporated herein by reference.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

            (a) 1. FINANCIAL STATEMENTS OF REGISTRANT.

            The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1998 Annual Report:

            Report of Independent Accountants--page 13.

            Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996--page 14.

            Consolidated Balance Sheets as of December 31, 1998 and 1997--page
            15.

            Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996--page 16.

            Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996--page 17.

            Notes to Consolidated Financial Statements--pages 18 to 23.

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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
of Aetrium Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 29, 1999, appearing on page 13 of the 1998 Annual Report to Shareholders of Aetrium Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, such Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                        /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 29, 1999


                                   Schedule II

                              AETRIUM INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                                           ADDITIONS
                                                  -------------------------
                                  BALANCE AT      CHARGED TO
                                 BEGINNING OF     COSTS AND      ACQUISITION                       BALANCE AT END OF
      DESCRIPTION                   PERIOD         EXPENSES       RELATED(1)        DEDUCTIONS           PERIOD
--------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                     1996           287,200         515,467               0           (3,267)            799,400
                     1997           799,400               0          50,000         (589,800)            259,600
                     1998           259,600         545,000          50,000         (317,600)            537,000

INVENTORY OBSOLESCENCE RESERVE:
                     1996         3,307,744         488,000               0       (1,780,611)          2,015,133
                     1997         2,015,133       1,076,296          10,000       (1,116,329)          1,985,100
                     1998         1,985,100       3,290,200               0       (1,646,500)          3,628,800

WARRANTY RESERVE:
                     1996           585,000         631,535               0         (605,959)            610,576
                     1997           610,576          25,000         235,000         (308,376)            562,200
                     1998           562,200         661,000         120,000         (448,400)            894,800

(1) Reserve increases related to the inclusion of newly acquired businesses.

            (a) 3. EXHIBITS.

            The exhibits to this Report are listed in the Exhibit Index attached hereto.

            A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 25, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109; Attn.:
Shareholder Relations.

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

            3. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

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

            7, Letter Agreement dated April 1, 1998 between the Company and Keith E. Williams (filed herewith electronically).

            (b)         REPORTS ON FORM 8-K.

            The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AETRIUM INCORPORATED


Date: March 27, 1998                    By: /s/ Joseph C. Levesque
                                           ------------------------------------
                                           Joseph C. Levesque
                                           Chief Executive Officer and President
                                           (principal executive officer)


                                        By: /s/ Darnell L. Boehm
                                           ------------------------------------
                                           Darnell L. Boehm
                                           Chief Financial Officer and Secretary
                                           (principal financial and accounting
                                           officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


Signature                                  Title
---------                                  -----

/s/ Joseph C. Levesque                     Chairman of the Board
---------------------------------
Joseph C. Levesque

/s/ Darnell L. Boehm                       Director
---------------------------------
Darnell L. Boehm

/s/ Terrence W. Glarner                    Director
---------------------------------
Terrence W. Glarner

/s/ Andrew J. Greenshields                 Director
---------------------------------
Andrew J. Greenshields

/s/ Douglas L. Hemer                       Director
---------------------------------
Douglas L. Hemer

/s/ Terrance J. Nagel                      Director
---------------------------------
Terrance J. Nagel

                              AETRIUM INCORPORATED
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

ITEM NO.                     ITEM                              METHOD OF FILING
--------                     ----                              ----------------
3.1         The Company's Restated Articles of       Incorporated by reference to Exhibit
            Incorporation, as amended.               3.1 to the Company's Registration
                                                     Statement on Form SB-2 (File No.
                                                     33-64962C).

3.2         Articles of Amendment to the Company's   Incorporated by reference to Exhibit
            Articles of Incorporation, as amended    3.2 to the Company's Quarterly Report
                                                     for the quarter ended September 30,
                                                     1998 (File No. 0-22166).

3.3         The Company's Bylaws, as amended.        Incorporated by reference to Exhibit
                                                     3.2 to the Company's Registration
                                                     Statement on Form SB-2 (File No.
                                                     33-64962C).

4.1         Specimen Form of the Company's Common    Incorporated by reference to Exhibit
            Stock Certificate.                       4.1 to the Company's Registration
                                                     Statement on Form SB-2 (File No.
                                                     33-64962C).

10.1        1993 Stock Incentive Plan, as amended.   Incorporated by reference to Exhibit
                                                     10.2 to the Company's Annual Report on
                                                     Form 10-K for year ended December 31,
                                                     1997 (File No. 0-22166).

10.2        Salary Savings Plan.                     Incorporated by reference to Exhibit
                                                     10.3 to the Company's Registration
                                                     Statement on Form SB-2 (File No.
                                                     33-64962C).

10.3        Form of Incentive Stock Option           Incorporated by reference to Exhibit
            Agreement.                               10.6 to the Company's Annual Report on
                                                     Form 10-KSB for the year ended
                                                     December 31, 1993 (File No. 0-22166).

10.4        Form of Non-Statutory Option             Incorporated by reference to Exhibit
            Agreement.                               10.7 to the Company's Annual Report on
                                                     Form 10-KSB for the year ended
                                                     December 31, 1993 (File No. 0-22166).

10.5        Employment Agreement dated April 1,      Incorporated by reference to Exhibit
            1986, between the Company and Joseph     10.6 to the Company's Registration
            C. Levesque.                             Statement on Form SB-2 (File No.
                                                     33-64962C).

10.6        Credit Agreement dated August 11,        Incorporated by reference to Exhibit
            1989, between Harris Bank and the        10.7 to the Company's Registration
            Company.                                 Statement on Form SB-2 (File No.
                                                     33-64962C).

10.7        Lease Agreement, dated July 19, 1995,    Incorporated by reference to Exhibit
            between KAMKO Investments and the        10.12 to the Company's Registration
            Company                                  Statement on Form SB-2 (File No.
                                                     33-98040).

10.8        Amendment to Lease Agreement, dated      Incorporated by reference to Exhibit
            September 26, 1995, between KAMKO        10.13 to the Company's Registration
            Investments and the Company Industrial   Statement on Form SB-2 (File No.
            Lease Agreement between Parken           33-98040).
            Investment Company

10.9        No. One N.V. and Sym-Tek Systems,        Incorporated by reference to Exhibit
            Inc., dated as of July 7, 1994           10.14 to the Company's Registration
                                                     Statement on Form SB-2 (File No.
                                                     33-98040).

ITEM NO.                     ITEM                              METHOD OF FILING
--------                     ----                              ----------------
10.10       First Amendment to Industrial Lease      Incorporated by reference to Exhibit
            dated July 7, 1994 by and between        10.15 to the Company's Registration
            Parken Investment Co. No. One N.V. c/o   Statement on Form SB-2 (File No.
            CBS Investment Realty Inc. and Aetrium   33-98040).
            Incorporated

10.11       Asset Purchase Agreement, dated as of    Incorporated by reference to Exhibit
            December 29, 1995, between Aetrium       2.1 to the Company's Current Report on
            Incorporated and E.J. Systems, Inc.      Form 8-K dated January 16, 1996 (File
                                                     No. 0-22166).

10.12       Amendment No. 1 to Asset Purchase        Incorporated by reference to Exhibit
            Agreement, dated as of December 29,      2.2 to the Company's Current Report on
            1995, between Aetrium Incorporated and   Form 8-K dated January 16, 1996 (File
            E.J. Systems, Inc.                       No. 0-22166).

10.13       Employee Stock Purchase Plan.            Incorporated by reference to Exhibit
                                                     99.1 to the Company's Registration
                                                     Statement on Form S-8 (File No.
                                                     33-74616).

10.14       Agreement of Sublease, dated January     Incorporated by reference to Exhibit
            16, 1990, by and between General         10.19 to the Company's Annual Report
            Signal Technology Corporation and E.J.   on Form 10-KSB for year ended December
            Systems, Inc.                            31, 1995 (File No. 0-22166).

10.15       Asset Purchase Agreement, dated as of    Incorporated by reference to Exhibit
            March 28, 1997, between Aetrium          10.16 to the Company's Annual Report
            Incorporated and Forward Systems         on Form 10-K for year ended December
            Automation, Inc.                         31, 1997 (File No. 0-22166).

10.16       Asset Purchase Agreement, dated as of    Incorporated by reference to Exhibit
            November 3, 1997, between Aetrium        10.17 to the Company's Annual Report
            Incorporated and Advantek Inc.           on Form 10-K for year ended December
                                                     31, 1998 (File No. 0-22166).

10.17       Asset Purchase Agreement, dated as of    Incorporated by reference to Exhibit
            March 20, 1998, between Aetrium          2.1 to the Company's Current Report on
            Incorporated and WEB Technology, Inc.    Form 8-K dated April 15, 1998 (File
                                                     No. 0-22166).

10.18       Letter Agreement dated April 1, 1998     Filed herewith electronically.
            between Aetrium Incorporated and Keith
            E. Williams.

10.19       Indenture dated June 25, 1998 between    Filed herewith electronically.
            KAMKO Investments and the Company.

13.1        Excerpts from 1998 Annual Report to      Filed herewith electronically.
            Shareholders.

21.1        Subsidiaries of the Registrant.          Incorporated by reference to Exhibit
                                                     21.1 to the Company's Annual Report on
                                                     Form 10-K for year ended December 31,
                                                     1997 (File No. 0-22166).

23.1        Independent Auditors' Consent.           Filed herewith electronically.

27.1        Financial Data Schedule.                 Filed herewith electronically.