Form 10-Q
period 1999-03-31
AETRIUM INC
filed 1999-05-13
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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
                            YES ___X___    NO ________


Number of shares of Common Stock, $.001 par value,       9,483,393
outstanding as of  May 7, 1999                           ---------

                              AETRIUM INCORPORATED

                                      INDEX



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

                Consolidated Balance Sheets as of March 31, 1999
                (unaudited) and December 31, 1998                           3-4

                Consolidated Statements of Operations (unaudited) for the
                three months ended March 31, 1999 and 1998                   5

                Consolidated Statements of Cash Flows (unaudited) for the
                three months ended March 31, 1999 and 1998                   6

                Notes to unaudited consolidated financial statements         7


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8-11



PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                            12

      Item 2.   Changes in Securities                                        12

      Item 3.   Defaults Upon Senior Securities                              12

      Item 4.   Submission of Matters to a Vote of Security Holders          12

      Item 5.   Other Information                                            12

      Item 6.   Exhibits and Reports on Form 8-K                             12



SIGNATURES                                                                   13

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    March 31,        December 31,
                                                      1999              1998
                                              -----------------------------------
                                                   (Unaudited)       (Audited)
                                               (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                         $   16,720      $   18,133
   Accounts receivable, net                               6,387           7,191
   Refundable income taxes                                2,829           3,182
   Inventories                                           13,982          14,335
   Deferred taxes                                         1,946           1,946
   Other current assets                                     315             360
                                              -----------------------------------
      Total current assets                               42,179          45,147
                                              -----------------------------------

Property and equipment:
   Furniture and fixtures                                 1,957           1,949
   Equipment                                              5,858           5,718
                                              -----------------------------------
                                                          7,815           7,667
   Less accumulated depreciation and
   amortization                                          (4,362)         (3,903)
                                              -----------------------------------
      Property and equipment, net                         3,453           3,764
                                              -----------------------------------

Noncurrent refundable income taxes                        1,592               0
Noncurrent deferred taxes                                 6,038           6,038
Intangible and other assets, net                         16,995          17,495
                                              -----------------------------------

                Total assets                         $   70,257      $   72,444
                                              ===================================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               March 31,       December 31,
                                                                 1999              1998
                                                           --------------------------------
                                                              (Unaudited)       (Audited)
                                                           (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                        $   1,999      $     721
   Accrued compensation and commissions                              1,424          1,933
   Other accrued expenses                                            2,350          3,005
                                                           --------------------------------
      Total current liabilities                                      5,773          5,659
                                                           --------------------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,483,393 and 9,471,642
    shares issued and outstanding, respectively                         10             10
   Additional paid-in capital                                       60,297         60,304
   Retained earnings                                                 4,177          6,471
                                                           --------------------------------
      Total shareholders' equity                                    64,484         66,785
                                                           --------------------------------

          Total liabilities and shareholders' equity             $  70,257      $  72,444
                                                           ================================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                       1999             1998
                                                ----------------------------------
                                               (in thousands, except per share data)
Net sales                                              $   8,057       $  20,481
Cost of goods sold                                         4,830          10,198
                                                ----------------------------------
   Gross profit                                            3,227          10,283
                                                ----------------------------------

Operating expenses:
    Selling, general, and administrative                   4,409           4,330
    Research and development                               2,596           2,949
    Restructuring expenses                                   190               0
                                                ----------------------------------
        Total operating expenses                           7,195           7,279
                                                ----------------------------------

Income (loss) from operations                             (3,968)          3,004
Other income, net                                            145             305
                                                ----------------------------------
Income (loss) before income taxes                         (3,823)          3,309
Provision for income taxes                                 1,529            (926)
                                                ----------------------------------

Net income (loss)                                      $  (2,294)      $   2,383
                                                ==================================



Net income (loss) per common share:
          Basic                                        $    (.24)      $     .27
          Diluted                                      $    (.24)      $     .27

Weighted average common
 shares outstanding:
          Basic                                            9,484           8,791
          Diluted                                          9,484           8,955


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                                     1999             1998
                                                               --------------------------------
                                                                        (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                  $  (2,294)      $   2,383
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                        959             406
       Changes in assets and liabilities, net of
        effects of acquired businesses:
           Accounts receivable, net                                         804          (3,107)
           Refundable income taxes                                          353               0
           Inventories                                                      353            (304)
           Other current assets                                              45             151
           Noncurrent refundable income taxes                            (1,592)              0
           Intangible and other assets                                       58               0
           Trade accounts payable                                         1,278           1,173
           Accrued compensation and commissions                            (509)             67
           Other accrued expenses                                          (655)            (89)
           Income taxes payable                                               0             268
                                                               --------------------------------
           Net cash provided by (used in) operating activities           (1,200)            948
                                                               --------------------------------

Cash flows from investing activities:
   Purchase of technology                                                     0            (500)
   Purchase of property and equipment                                      (148)           (667)
                                                               --------------------------------
           Net cash used in investing activities                           (148)         (1,167)
                                                               --------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                95              21
   Repurchase of common stock                                              (160)           (145)
                                                               --------------------------------
          Net cash used in financing activities                             (65)           (124)
                                                               --------------------------------

Net decrease in cash and cash equivalents                                (1,413)           (343)

Cash and cash equivalents at beginning of period                         18,133          27,584
                                                               --------------------------------
Cash and cash equivalents at end of period                            $  16,720       $  27,241
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

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-K for the year ended December 31, 1998.

2.   INVENTORIES

     Inventories consist of the following:

                                                       March 31,    December 31,
                                                         1999          1998
                                                       --------      --------
                                                           (in thousands)

Purchased parts and completed subassemblies            $  8,089      $  7,292
Work-in-process                                           3,650         4,221
Finished goods, including demonstration equipment         2,243         2,822
                                                       --------      --------
   Total                                               $ 13,982      $ 14,335
                                                       ========      ========

3.   REFUNDABLE INCOME TAXES

     During the quarter ended March 31, 1999 the company received income tax refunds of approximately $353,000. The company anticipates that it will receive approximately $2.8 million in additional income tax refunds generated from net operating loss carrybacks after it files its income tax returns for the year ended December 31, 1998. Such refunds should be received in the second half of 1999. In addition, approximately $1.6 million in estimated refundable income taxes related to the first quarter operating loss has been reflected in the balance sheet as a long-term asset as of March 31, 1999 as receipt of the funds is anticipated in the next fiscal year.

4.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options using the treasury stock method. For periods in which the company reports a net loss, common stock equivalents are excluded from the computations because they are antidilutive.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

            NET SALES. Net sales for the quarter ended March 31, 1999, were $8.1 million, a decrease of 61% from the same period in 1998. Equipment sales declined in all product areas as a result of the severe semiconductor equipment industry downturn that began in 1998. Test handler sales declined most significantly, due to excess capacity at many customer sites. Sales of IC Automation products declined due to excess inventories at some OEM customers and the decision of one significant OEM customer to exit the business in mid-1998. These factors were offset somewhat by the inclusion of the sales of the IC Automation product line acquired from WEB Technology, Inc. in April 1998. Sales of environmental and reliability test equipment, change kits and spare parts also declined due to weak industry conditions.

            GROSS PROFIT. Gross profit was 40.1% of net sales for the quarter ended March 31, 1999, compared with 50.2 % for the same period in 1998. Gross margins for test handler and certain IC Automation products declined primarily due to lower sales volume. Gross margins for environmental test equipment were relatively flat compared with the prior year. These factors were offset somewhat by the inclusion of relatively high-margin sales of the IC Automation product line acquired from WEB Technology, Inc.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 1999 were $4.4 million compared with $4.3 million for the comparable period in 1998. Results in 1999 include operating expenses and amortization expense of intangibles related to the equipment business acquired from WEB Technology, Inc. in April 1998. Non-cash amortization expense related to intangible assets from business acquisitions amounted to approximately $490,000 for the quarter ended March 31, 1999. These expense increases were offset by lower commissions expense based on reduced sales as well as various cost reduction measures implemented during 1998, including workforce reductions.

            RESEARCH AND DEVELOPMENT. Research and development expenses amounted to $2.6 million for the quarter ended March 31, 1999 or 12% less than the $2.9 million for the comparable period in 1998. As a percentage of net sales, research and development expenses represented 32.2% of net sales for the quarter ended March 31, 1999 compared with 14.4% for the same period in 1998. Research and development spending in 1999 included increased costs related to the continuation of certain development projects which were in-process at the time of the acquisition of the IC Automation equipment business of WEB Technology, Inc. in April 1998. These increases were offset by cost reduction actions implemented in test handler operations during 1998, including a reduction in engineering personnel at certain locations.

            RESTRUCTURING EXPENSES. As a result of continued weak business conditions in the semiconductor equipment industry, the company has continued to implement various actions to reduce costs and improve operating efficiencies. During March 1999, the company completed a workforce reduction resulting in severance and related costs of $190,000 for the quarter ended March 31, 1999.

            OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $145,000 for the quarter ended March 31, 1999 compared with $305,000 for the same period in 1998. The decline reflects lower interest rates in 1999 as well as a decrease in invested funds due primarily to the cash outlay of $7.8 million for the acquisition of the equipment business of WEB Technology in April 1998 and approximately $2.0 million used to repurchase company shares at various times since June 1998.

            INCOME TAXES. The company recorded an income tax benefit of approximately $1.5 million for the quarter ended March 31, 1999 compared with income tax expense of approximately $926,000 for the comparable period in 1998. The income tax benefit in 1999 results from the operating loss incurred for the period and generally represents refundable income taxes which can be recovered through net operating loss carrybacks to prior years.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            As of March 31, 1999, the company had cash and cash equivalents amounting to $16.7 million. The company anticipates that it will receive income tax refunds of approximately $2.8 million during the second half of 1999. The company also has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of March 31, 1999 or December 31, 1998.

            The company believes its current cash balances and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for at least 24 months. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.

         BUSINESS RISKS AND UNCERTAINTIES

            A number of risks and uncertainties exist which could impact the company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, changes in rates of capital spending by semiconductor manufacturers, the company's success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating acquired companies or product lines, and other factors, including those set forth in the company's SEC filings, including its current report on Form 10-K for the year ended December 31, 1998.

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

            The company has adopted a formal plan to evaluate its state of readiness for the Year 2000 and to address any deficiencies. The plan encompasses 1) information technology (IT) systems 2) non-IT systems 3) company products and 4) systems of third parties, including key suppliers.

            INFORMATION TECHNOLOGY: The company's principal computer systems that it uses for financial accounting, manufacturing, inventory control, purchasing, sales administration, engineering, and other business functions have been determined to be substantially Year 2000 compliant. The company intends to monitor such principal computer systems throughout the balance of 1999 for any Year 2000 issues.

            NON-IT SYSTEMS: By the end of the second quarter of 1999, the company expects to have completed an evaluation of its telephone, manufacturing equipment, facility heating and cooling, and other non-IT systems for Year 2000 readiness, and promptly take remedial action as necessary.

            COMPANY PRODUCTS: The company has completed a series of tests, utilizing industry standards, of the electronics systems of its products, including certain product lines no longer being manufactured but remaining in use at customer sites. Certain products that are no longer being manufactured required a minor software adjustment to address Year 2000 issues. A software upgrade has been developed at a cost of approximately $4,000 and will be supplied to affected customers prior to June 30, 1999.

            THIRD PARTIES: The company has distributed a survey to its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance. This study is focused on suppliers of materials and services who are either the sole source or one of a limited number of potential suppliers. To date, more than 250 suppliers have been surveyed in connection with this study, which is expected to be completed by the end of the second quarter of 1999. The company will require any supplier found to have non-compliant systems to demonstrate compliance during the third and fourth quarters of 1999. The company has determined that its key distributors are Year 2000 compliant.

            Substantially all of the effort to evaluate the company's Year 2000 readiness has been made using internal personnel, and therefore expenses have been less than $50,000, excluding the time of the company's personnel. Any employee costs associated with the company 2000 readiness program have been expensed as incurred. The company has achieved substantial compliance on Year 2000 issues on its principal computer systems in the course of normally planned hardware and software upgrades, and thus has not incurred any significant expense to date specifically to address Year 2000 issues. The company has not incurred any material expenses in connection with its evaluation of non-IT systems, and does not expect material expenses in the future, although the evaluation of non-IT systems is not yet complete. The company has not incurred material expenses to date in connection with the evaluation of its products and the status of its vendors and suppliers with respect to Year 2000 issues, and does not anticipate material expenses in the future, although the evaluation of key vendors' and their Year 2000 readiness is not yet complete.

            The only formal contingency plan adopted by the company concerns certain purchased parts and materials for its products that, should there be an interruption of deliveries from vendors, could cause a disruption of the company's product build schedules. The company, however, will consider implementing or adopting additional contingency plans as it continues to monitor its Year 2000 readiness, as new information becomes available. At this stage of the process, the company has identified certain purchased parts and materials for its products that, should there be an interruption of deliveries from vendors, could cause a disruption of the company's product build schedules. The company believes that the most reasonably likely worst case Year 2000 scenario would result from a disruption of prompt deliveries of purchased materials and subassemblies used to manufacture the company's products. This concern is being addressed by the materials contingency plan mentioned above, and the company continues to monitor the status of its supplier base to qualify additional sources of supply for key materials and purchased parts. The company will determine the need for such additional plans as part of its ongoing assessment of vendors and suppliers, products, and internal systems.

            Due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of third parties, no assurances can be given that there will not be material adverse effects on the business or its results from operations.

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


                                                AETRIUM INCORPORATED
                                                --------------------
                                                    (Registrant)



         Date: May 7, 1999          By:   /s/ Joseph C. Levesque
                                         ---------------------------------------
                                         Joseph C. Levesque
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

         Date: May 7, 1999          By:   /s/ Darnell L. Boehm
                                         ---------------------------------------
                                         Darnell L. Boehm
                                         Chief Financial Officer, Secretary, and
                                         Director