Form 10-Q
period 1999-06-30
AETRIUM INC
filed 1999-08-13
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                          Commission File No. 000-22166



                              AETRIUM INCORPORATED
             (Exact name of registrant as specified in its charter)



              MINNESOTA                                  41-1439182
    (State or other jurisdiction of        ( I.R.S. Employer Identification No.)
     incorporation or organization)



2350 HELEN STREET, NO. ST. PAUL, MINNESOTA                 55109
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
                                  YES _X_ NO___


Number of shares of Common Stock, $.001 par value,            9,484,185
outstanding as of  August 6, 1999                             ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                            PAGE
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements:


               Consolidated Balance Sheets as of June 30, 1999
               (unaudited) and December 31, 1998                            3-4

               Consolidated Statements of Operations (unaudited) for the
               three months and six months ended
               June 30, 1999 and 1998                                        5

               Consolidated Statements of Cash Flows (unaudited) for the
               six months ended June 30, 1999 and 1998                       6

               Notes to unaudited consolidated financial statements         7-8


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9-12



PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             13

     Item 2.   Changes in Securities                                         13

     Item 3.   Defaults Upon Senior Securities                               13

     Item 4.   Submission of Matters to a Vote of Security Holders           13

     Item 5.   Other Information                                             13

     Item 6.   Exhibits and Reports on Form 8-K                              13



SIGNATURES                                                                   14

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        June 30,  December 31,
                                          1999         1998
                                        ---------------------
                                      (Unaudited)   (Audited)
                                  (in thousands, except share data)
Current Assets:
   Cash and cash equivalents            $ 15,079     $ 18,133
   Accounts receivable, net                6,803        7,191
   Refundable income taxes                 2,329        3,182
   Inventories                            10,706       14,335
   Deferred taxes                          1,946        1,946
   Other current assets                      360          360
                                        ---------------------
      Total current assets                37,223       45,147
                                        ---------------------

Property and equipment:
   Furniture and fixtures                  1,959        1,949
   Equipment                               5,923        5,718
                                        ---------------------
                                           7,882        7,667
   Less accumulated depreciation and
   amortization                           (4,803)      (3,903)
                                        ---------------------
      Property and equipment, net          3,079        3,764
                                        ---------------------

Noncurrent deferred taxes                 10,448        6,038
Intangible and other assets, net          16,550       17,495
                                        ---------------------

                Total assets            $ 67,300     $ 72,444
                                        =====================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        June 30,  December 31,
                                                          1999      1998
                                                        ------------------
                                                     (Unaudited)  (Audited)
                                               (in thousands, except share data)
Current liabilities:
   Trade accounts payable                               $ 1,624    $   721
   Accrued compensation and commissions                   1,698      1,933
   Other accrued expenses                                 2,992      3,005
                                                        ------------------
      Total current liabilities                           6,314      5,659
                                                        ------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,484,185 and 9,471,642
    shares issued and outstanding, respectively              10         10
   Additional paid-in capital                            60,302     60,304
   Retained earnings                                        674      6,471
                                                        ------------------
      Total shareholders' equity                         60,986     66,785
                                                        ------------------

          Total liabilities and shareholders' equity    $67,300    $72,444
                                                        ==================


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended June 30,  Six months ended June 30,
                                                --------------------       --------------------
                                                  1999         1998         1999        1998
                                                -----------------------------------------------
                                                      (in thousands, except per share data)

Net sales                                       $  8,013     $ 16,108     $ 16,070     $ 36,589
Cost of goods sold                                 7,160       12,152       11,990       22,350
                                                -----------------------------------------------
   Gross profit                                      853        3,956        4,080       14,239
                                                -----------------------------------------------

Operating expenses:
    Selling, general, and administrative           4,170        5,491        8,579        9,821
    Research and development                       2,486        3,528        5,082        6,477
    Non-recurring charges                            162        6,527          352        6,527
                                                -----------------------------------------------
        Total operating expenses                   6,818       15,546       14,013       22,825
                                                -----------------------------------------------

Loss from operations                              (5,965)     (11,590)      (9,933)      (8,586)
Other income, net                                    131          214          276          519
                                                -----------------------------------------------
Loss before income taxes                          (5,834)     (11,376)      (9,657)      (8,067)
Provision for income taxes                         2,331        3,606        3,860        2,680
                                                -----------------------------------------------

Net loss                                        $ (3,503)    $ (7,770)    $ (5,797)    $ (5,387)
                                                ===============================================



Net loss per common share:
          Basic                                 $   (.37)    $   (.80)    $   (.61)    $   (.58)
          Diluted                               $   (.37)    $   (.80)    $   (.61)    $   (.58)

Weighted average common shares outstanding :
          Basic                                    9,484        9,704        9,484        9,250
          Diluted                                  9,484        9,704        9,484        9,250


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Six months ended June 30,
                                                                     1999         1998
                                                                  ---------------------
                                                                       (in thousands)
Cash flows from operating activities:
   Net loss                                                       $ (5,797)    $ (5,387)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                 1,859        1,289
       Acquisition-related  charges                                      0        3,900
       Write-off of intangibles                                          0        2,080
       Deferred taxes                                               (4,352)      (3,155)
       Changes in assets and liabilities, net of
        effects of acquired business:
           Accounts receivable, net                                    388          815
           Refundable income taxes                                     853            0
           Inventories                                               3,629        3,163
           Other current assets                                          0          198
           Intangible and other assets                                 (14)           0
           Trade accounts payable                                      903       (1,118)
           Accrued compensation and commissions                       (235)           5
           Other accrued expenses                                      (13)         450
           Income taxes payable                                          0         (579)
                                                                  ---------------------
           Net cash provided by (used in) operating activities      (2,779)       1,661
                                                                  ---------------------

Cash flows from investing activities:
   Purchases of a business and technology                                0       (8,835)
   Purchase of property and equipment                                 (215)      (1,011)
                                                                  ---------------------
           Net cash used in investing activities                      (215)      (9,846)
                                                                  ---------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                          100           73
   Repurchase of common stock                                         (160)        (214)
                                                                  ---------------------
          Net cash used in financing activities                        (60)        (141)
                                                                  ---------------------

Net decrease in cash and cash equivalents                           (3,054)      (8,326)

Cash and cash equivalents at beginning of period                    18,133       27,584

                                                                  ---------------------
Cash and cash equivalents at end of period                        $ 15,079     $ 19,258
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

           Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-K for the year ended December 31, 1998 as well as management's discussion and analysis of financial condition and results of operations presented herein.

2.         INVENTORIES

           Inventories consist of the following:

                                                                   June 30,  December 31,
                                                                    1999        1998
                                                                   -------    -------
                                                                      (in thousands)
              Purchased parts and completed subassemblies          $ 5,948    $ 7,292
              Work-in-process                                        3,262      4,221
              Finished goods, including demonstration equipment      1,496      2,822
                                                                   -------    -------
                 Total                                             $10,706    $14,335
                                                                   =======    =======

3.         NET INCOME (LOSS) PER COMMON SHARE


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

4.         ACQUISITION

           On April 1, 1998, the company acquired substantially all of the assets and assumed certain liabilities of the Equipment Division of WEB Technology, Inc., a privately held company. The Equipment Division specializes in the design, development, manufacturing and marketing of automatic burn-in board loaders/unloaders and a variety of other electromechanical equipment used by the semiconductor industry to handle and test integrated circuits. The purchase price totaled $23,567,500 including $7,835,000 of cash, 900,000 shares of the company's common stock valued at $15,412,500 and $320,000 of acquisition-related costs. The company's consolidated financial statements include the results of the Equipment Division's operations since April 1, 1998.

           The acquisition was accounted for as a purchase and, accordingly, the net assets acquired were recorded at their estimated fair values at the date of the acquisition. The estimated fair value of acquired intangibles, as determined by third party appraisal, amounted to $20,698,423. Of this amount, $3,900,000 was allocated to in-process research and development, which amount was expensed in the second quarter of 1998 as the underlying research and development projects had not yet reached technological feasibility and did not have alternative future uses. This amount is included in the caption "Non-recurring charges" in the accompanying Statement of Operations.

           The following table presents the consolidated results of operations of the company for the six months ended June 30, 1998 on an unaudited pro forma basis as if the acquisition of the Equipment Division had taken place on January 1, 1998 (in thousands, except per share data):


                                                                Six Months Ended
                                                                ----------------
       Unaudited Pro Forma                                       June 30, 1998
       -------------------                                       -------------

        Net sales                                                $   39,583

        Net loss                                                     (2,819)
        Net loss per diluted share                               $     (.29)
       ------------------------------------------------------------------------

        Reported net loss per diluted share before
        acquisition-related charge                               $     (.32)
       ------------------------------------------------------------------------

           The acquisition-related charge of $3,900,000 is not reflected in the pro forma results above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

                              AETRIUM INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS


                      NET SALES. Net sales for the six months ended June 30, 1999, were $16.1 million, a decrease of 56 percent from the same period of 1998. Net sales were $8.0 million for the quarter ended June 30, 1999, compared with $16.1 million for the comparable 1998 quarter, a 50% decrease. Equipment sales declined in all product areas as a result of the severe semiconductor equipment industry downturn that began in 1998. The decrease also reflects a decision on the part of one of the company's significant test handler customers to significantly reduce its capital spending for the current year.

                      GROSS PROFIT. Gross profit was 25.4 % of net sales for the six months ended June 30, 1999, including an inventory charge of $2.5 million for excess and obsolete inventory, which was primarily as a result of one of the company's largest customers significantly reducing its 1999 capital spending as well as an upcoming transition to new products. Excluding the one-time charge, gross profit was
                      40.9 % of net sales, compared with 49 % for the same period of 1998. Gross profit was 10.6 % of net sales for the quarter ended June 30, 1999, including the unusual $2.5 million charge, and 41.8 % excluding the unusual charge. This compares with 47.5 %, excluding an unusual $3.7 million inventory charge, for the quarter ended June 30, 1998. Excluding one-time charges, the decrease in the gross margin in 1999 resulted primarily from underabsorbed manufacturing overhead due to lower sales volume.

                      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1999 were $8.6 million compared with $9.8 million for the comparable period in 1998, a 12% decrease. Included in selling, general, and administrative expense in 1999 is approximately $960,000 of non-cash expense for the amortization of intangible assets purchased in recent business acquisitions. This compares with $610,000 of non-cash expense for the amortization of intangible assets in the same period of 1998. Selling, general and administrative expenses for the quarter ended June 30, 1999 were $4.2 million, compared with $5.5 million for the comparable period in 1998, a 24% decrease. The decrease in 1999 resulted primarily from aggressive cost containment efforts, including a work-force reduction in each of the first and second quarters. The decrease also reflects lower commissions and warranty expense as a result of lower net sales.

                      RESEARCH AND DEVELOPMENT. Research and development expenses were $5.1 million for the six months ended June 30, 1999 compared with $6.5 million for the comparable period in 1998, a 22% decrease. Research and development expenses were $2.5 million for the quarter ended June 30, 1999 compared with $3.5 million for the comparable period in 1998, a 29% decrease. Research and development spending in 1999 included costs for the continuation of certain development projects that were in process at the time of the acquisition of the IC Automation equipment business of WEB Technology, Inc. in April 1998. The decrease in 1999 resulted from aggressive cost containment efforts implemented in each of the first and second quarters, including a reduction in research and development personnel. Research and development expenses were equal to 31 % of net sales for the quarter ended June 30, 1999.

                      NON-RECURRING CHARGES. As a result of continued weak business conditions in the semiconductor equipment industry, the company has continued to reduce costs. During the first six months of 1999, the company completed workforce reductions resulting in severance and related costs of $352,000 for the six months ended June 30, 1999. Of this amount, $162,000 was incurred in the quarter ended June 30, 1999. The company incurred non-recurring charges of $6.5 million in the quarter and six months ended June 30, 1998. Of this amount, $3.9 million was related to the acquisition of the Equipment Division of WEB Technology, for that portion of the purchase price allocated to research and development projects that were in process at the time of acquisition but had not yet reached technological feasibility. The balance of the non-recurring charges during the second quarter of 1998 were for severance costs resulting from a reduction in work force and the write-off of certain capitalized technology. See Note 4 to the unaudited consolidated financial statements.

                      OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $276,000 for the six months ended June 30, 1999 which was a decline from the $519,000 for the same period in 1998. Other income, net, amounted to $131,000 for the quarter ended June 30, 1999, compared to $214,000 for the same period of 1998. The decline reflects lower interest rates in 1999 as well as a decrease in invested funds due to the cash outlay of $7.8 million for the acquisition of the equipment business of WEB Technology in April 1998 and approximately $2.0 million used to repurchase company shares at various times since June 1998, and the effect on cash balances of recent operating losses.

                      INCOME TAX EXPENSE (BENEFIT). The company recorded an income tax benefit of approximately $3.9 million for the six months ended June 30, 1999 compared with income tax benefit of approximately $2.7 for the comparable period in 1998. The income tax benefit in 1999 results from the operating loss incurred for the period and generally represents refundable income taxes that can be recovered through net operating loss carrybacks to prior years and net operating loss carryforwards which can be used to reduce taxable income in future years.

                      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                      The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of June 30, 1999 or December 31, 1998.

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

                      NON-IT SYSTEMS: The company has completed an evaluation of its telephone, manufacturing equipment, facility heating and cooling, and other non-IT systems for Year 2000 readiness. These systems have been determined to be substantially Year 2000 compliant.

                      COMPANY PRODUCTS: The company has completed a series of tests, utilizing industry standards, of the electronics systems of its products, including certain product lines no longer being manufactured but remaining in use at customer sites. Certain products that are no longer being manufactured required a minor software adjustment to address Year 2000 issues. A software upgrade has been developed at a cost of approximately $4,000 and has been supplied to affected customers.

                      THIRD PARTIES: The company has distributed a survey to its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance. This study focused on suppliers of materials and services who are either the sole source or one of a limited number of potential suppliers. More than 250 suppliers have been surveyed in connection with this study, which was substantially completed at the end of the second quarter. The company requires any supplier found to have non-compliant systems to demonstrate compliance during the third and fourth quarters of 1999. The company has determined that its key distributors are Year 2000 compliant.

                      Substantially all of the effort to evaluate the company's Year 2000 readiness has been made using internal personnel, and therefore incremental expenses have been less than $50,000, excluding the time of the company's personnel. Any employee costs associated with the company 2000 readiness program have been expensed as incurred. The company has achieved substantial compliance on Year 2000 issues on its principal computer systems in the course of normally planned hardware and software upgrades, and thus has not incurred any significant expense to date specifically to address Year 2000 issues. The company has not incurred any material expenses in connection with its evaluation of non-IT systems, and does not expect material expenses in the future. The company has not incurred material expenses to date in connection with the evaluation of its products and the status of its vendors and suppliers with respect to Year 2000 issues, and does not anticipate material expenses in the future.

                      The only formal contingency plan adopted by the company concerns certain purchased parts and materials for its products that, should there be an interruption of deliveries from vendors, could cause a disruption of the company's product build schedules. As a result, the materials planning group of the company continues to monitor its supplier base and qualify additional sources of supply for purchased parts and materials that are either critical or available from a limited number of suppliers. The company will consider implementing or adopting additional contingency plans as it continues to monitor its Year 2000 readiness, and as new information becomes available. The company believes that the most reasonably likely worst case Year 2000 scenario would result from a disruption of prompt deliveries of purchased materials and subassemblies used to manufacture the company's products. This concern is being addressed by the materials contingency plan mentioned above. The company will determine the need for such additional plans as part of its ongoing assessment of vendors and suppliers, products, and internal systems.

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

                      None.


           Item 3.    Defaults on Senior Securities

                      None.


           Item 4.    Submissions of Matters to a Vote of Security Holders

                      On May 18, 1999 the company held its Annual Shareholder Meeting at which the following matters were voted upon.

                      1. The shareholders elected the following individuals to
                         serve as members of the Board of Directors:
                                                      Votes for   Votes Withheld
                                                      ---------   --------------
                              Joseph C. Levesque      8,334,863       66,640
                              Darnell L. Boehm        8,331,213       70,290
                              Terrence W. Glarner     8,334,763       66,740
                              Andrew J. Greenshields  8,334,763       66,740
                              Douglas L. Hemer        8,331,213       70,290
                              Terrance J. Nagel       8,334,863       66,640


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


                                           AETRIUM INCORPORATED
                                               (Registrant)



       Date: August 6, 1999      By:   /s/ Joseph C. Levesque
                                      -----------------------
                                      Joseph C. Levesque
                                      Chairman of the Board, President, and
                                      Chief Executive Officer

       Date:  August 6, 1999     By:   /s/ Darnell L. Boehm
                                      ---------------------
                                      Darnell L. Boehm
                                      Chief Financial Officer, Secretary, and
                                      Director