Form 10-Q
period 1999-09-30
AETRIUM INC
filed 1999-11-15
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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
                                          YES      X           NO
                                               -----------         ------------


Number of shares of Common Stock, $.001 par value, outstanding as      9,436,035
of November 5, 1999                                                    ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                                            PAGE
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1999 (unaudited)
                  and December 31, 1998                                                      3-4

                  Consolidated Statements of Operations (unaudited) for the three
                  months and nine months ended September 30, 1999 and 1998                    5

                  Consolidated Statements of Cash Flows (unaudited) for the nine
                  months ended September 30, 1999 and 1998                                    6

                  Notes to unaudited consolidated financial statements                       7-8

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     9-12



PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings                                                           13

       Item 2.    Changes in Securities                                                       13

       Item 3.    Defaults Upon Senior Securities                                             13

       Item 4.    Submission of Matters to a Vote of Security Holders                         13

       Item 5.    Other Information                                                           13

       Item 6.    Exhibits and Reports on Form 8-K                                            13



SIGNATURES                                                                                    14



PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           September 30,        December 31,
                                                                               1999                 1998
                                                                   -------------------- --------------------
                                                                            (Unaudited)           (Audited)
                                                                           (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                                                  $15,083              $18,133
   Accounts receivable, net                                                     7,794                7,191
   Refundable income taxes                                                          0                3,182
   Inventories                                                                 10,557               14,335
   Deferred taxes                                                               1,946                1,946
   Other current assets                                                           283                  360
                                                                   -------------------- --------------------
      Total current assets                                                     35,663               45,147
                                                                   -------------------- --------------------

Property and equipment:
   Furniture and fixtures                                                       1,966                1,949
   Equipment                                                                    5,989                5,718
                                                                   -------------------- --------------------
                                                                                7,955                7,667
   Less accumulated depreciation and
   amortization                                                                (5,171)              (3,903)
                                                                   -------------------- --------------------
      Property and equipment, net                                               2,784                3,764
                                                                   -------------------- --------------------

Noncurrent deferred taxes                                                      11,730                6,038
Intangible and other assets, net                                               16,091               17,495
                                                                   -------------------- --------------------

                Total assets                                                  $66,268              $72,444
                                                                   ==================== ====================




        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      September 30,        December 31,
                                                                          1999                 1998
                                                                   -------------------- --------------------
                                                                       (Unaudited)           (Audited)
                                                                      (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                                     $ 2,612              $   721
   Accrued compensation and commissions                                         1,724                1,933
   Other accrued expenses                                                       2,808                3,005
                                                                   -------------------- --------------------
      Total current liabilities                                                 7,144                5,659
                                                                   -------------------- --------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,436,035 and 9,471,642
    shares issued and outstanding, respectively                                    10                   10
   Additional paid-in capital                                                  59,962               60,304
   Retained earnings (accumulated deficit)                                      (848)                6,471
                                                                   -------------------- --------------------
      Total shareholders' equity                                               59,124               66,785
                                                                   -------------------- --------------------

          Total liabilities and shareholders' equity                          $66,268              $72,444
                                                                   ==================== ====================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended September 30,       Nine months ended September 30,
                                                             1999                 1998               1999                1998
                                               ---------------------- ------------------ ------------------ -------------------
                                                                          (in thousands, except per share data)
Net sales                                                   $10,106            $12,009            $26,176            $48,598
Cost of goods sold                                            5,753              7,044             17,743             29,394
                                               ---------------------- ------------------ ------------------ ------------------
   Gross profit                                               4,353              4,965              8,433             19,204
                                               ---------------------- ------------------ ------------------ ------------------

Operating expenses:
    Selling, general, and administrative                      4,768              5,123             13,347             14,944
    Research and development                                  2,265              3,214              7,347              9,691
    Unusual charges                                               0                  0                352              6,527
                                               ---------------------- ------------------ ------------------ ------------------
        Total operating expenses                              7,033              8,337             21,046             31,162
                                               ---------------------- ------------------ ------------------ ------------------

Loss from operations                                        (2,680)            (3,372)           (12,613)           (11,958)
Other income, net                                               143                206                419                725
                                               ---------------------- ------------------ ------------------ ------------------
Loss before income taxes                                    (2,537)            (3,166)           (12,194)           (11,233)
Provision for income taxes                                    1,015                950              4,875              3,630
                                               ---------------------- ------------------ ------------------ ------------------

Net loss                                                   $(1,522)           $(2,216)           $(7,319)           $(7,603)
                                               ====================== ================== ================== ==================



Net loss per common share:
          Basic                                              $(.16)             $(.23)             $(.77)             $(.81)
          Diluted                                            $(.16)             $(.23)             $(.77)             $(.81)

Weighted average common shares outstanding :
          Basic                                               9,475              9,640              9,481              9,382
          Diluted                                             9,475              9,640              9,481              9,382



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Nine months ended September 30,
                                                                                     1999                 1998
                                                                              ------------------- ---------------------
                                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                                            $(7,319)              $(7,603)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                                      2,684                 2,195
       Acquisition-related  charge                                                            0                 3,900
       Write-off of intangibles                                                               0                 2,080
       Deferred taxes                                                                   (5,692)               (3,221)
       Changes in assets and liabilities, net of effects of acquired business:
           Accounts receivable, net                                                       (603)                 3,111
           Refundable income taxes                                                        3,182                     0
           Inventories                                                                    3,778                 4,160
           Other current assets                                                              77                 (908)
           Intangible and other assets                                                       47                     0
           Trade accounts payable                                                         1,891               (1,391)
           Accrued compensation and commissions                                           (209)                 (115)
           Other accrued expenses                                                         (197)                   294
           Income taxes payable                                                               0                 (551)
                                                                              ------------------- ---------------------
           Net cash provided by (used in) operating activities                          (2,361)                 1,951
                                                                              ------------------- ---------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                     (290)               (1,274)
   Purchases of a business and technology, net of cash acquired                               0               (8,835)
                                                                              ------------------- ---------------------
           Net cash used in investing activities                                          (290)              (10,109)
                                                                              ------------------- ---------------------

Cash flows from financing activities:
   Net proceeds from issuances of common stock                                              101                    73
   Repurchases of common stock                                                            (500)               (1,083)
                                                                              ------------------- ---------------------
          Net cash used in financing activities                                           (399)               (1,010)
                                                                              ------------------- ---------------------

Net decrease in cash and cash equivalents                                               (3,050)               (9,168)

Cash and cash equivalents at beginning of period                                         18,133                27,584

                                                                              ------------------- ---------------------
Cash and cash equivalents at end of period                                              $15,083               $18,416
                                                                              =================== =====================




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

2.       INVENTORIES

         Inventories consist of the following:

                                                                            September 30,      December 31,
                                                                                1999               1998
                                                                                ----               ----
                                                                                   (in thousands)
           Purchased parts and completed subassemblies                          $6,329            $ 7,292
           Work-in-process                                                       2,826              4,221
           Finished goods, including demonstration equipment                     1,402              2,822
                                                                               -------            -------
              Total                                                            $10,557            $14,335
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

     The acquisition was accounted for as a purchase and, accordingly, the net assets acquired were recorded at their estimated fair values at the date of the acquisition. The estimated fair value of acquired intangibles amounted to $20,698,423. Of this amount, $3,900,000 or 17% of the total purchase cost, was allocated to in-process research and development, which amount was expensed in the second quarter of 1998 as the underlying research and development projects had not yet reached technological feasibility and did not have alternative future uses. This amount is included in the caption "unusual charges" in the accompanying Statement of Operations.

     The following table presents the consolidated results of operations of the company for the nine months ended September 30, 1998 on an unaudited pro forma basis as if the acquisition of the Equipment Division had taken place on January 1, 1998 (in thousands, except per share data):

                                                                      Nine Months Ended
                                                                      -----------------
             Unaudited Pro Forma                                      September 30, 1998
             -------------------                                      ------------------
             Net sales                                                      $51,592

             Net loss                                                       (5,035)
             Net loss per basic and diluted share                           $ (.52)
             ----------------------------------------------------- --------------------------

             Reported net loss per basic and diluted share
             before acquisition-related charge                              $ (.56)
             ----------------------------------------------------- --------------------------

     The acquisition-related charge of $3,900,000 is not reflected in the pro forma results above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

5.   REPURCHASES OF COMMON STOCK

     In connection with the acquisition of the Equipment Division of WEB Technology, Inc. on April 1, 1998, the company entered into Right of First Refusal Agreements with certain shareholders of WEB Technology, Inc. In 1998, the Board of Directors authorized the company to repurchase up to 300,000 shares of common stock pursuant to such agreements. As of September 30, 1999, the company had repurchased the total authorized quantity of 300,000 shares for approximately $2.2 million, including 56,150 shares for $430,000 and 139,000 shares for $901,000 during the nine-month periods ended September 30, 1999 and 1998, respectively. In addition, the company repurchased 104,850 shares for $870,000 during the quarter ended December 31, 1998.

     The company accounts for repurchased shares as retirements. The par value of repurchased shares is charged to the common stock account and the excess of the purchase cost over par value is charged to additional paid-in capital.

                              AETRIUM INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS

                 NET SALES. Net sales were $10.1 million for the quarter ended September 30, 1999 compared with $12.0 million for the comparable quarter in 1998, a 16% decrease. Net sales for the nine months ended September 30, 1999, were $26.2 million, a decrease of 46 percent from the same period of 1998. Sales of test handlers increased slightly in the third quarter of 1999 compared with the same period in 1998, but were offset by lower equipment sales of other product lines. For the nine-month period ended September 30, 1999, equipment sales in all product areas remained below 1998 levels as a result of the severe semiconductor equipment industry downturn that began in 1998 and continued into 1999. The decrease also reflects a decision on the part of one of the company's significant test handler customers to significantly reduce its capital spending in 1999.

                 GROSS PROFIT. Gross profit was 43.1% of net sales for the quarter ended September 30, 1999 compared with 41.3% for the comparable period in 1998. The gross profit margin improvement resulted from cost reductions implemented during the past year and a slightly more favorable revenue mix. Gross profit was
                 32.2 % of net sales for the nine months ended September 30, 1999 and 39.5% for the same period in 1998, including unusual charges of $2.5 million and $3.7 million in 1999 and 1998, respectively. The $2.5 million charge in 1999 includes inventory write-downs resulting primarily from one of the company's largest customers significantly reducing its 1999 capital spending as well as obsolescence associated with upcoming transitions to new products. The $3.7 million charge in 1998 included inventory write-downs related to management decisions to discontinue certain products, delayed and reduced expansion plans on the part of two large customers, and to significantly reduced revenue levels resulting from the semiconductor industry downturn in 1998. Excluding the unusual charges, gross profit was 41.8% of net sales for the nine months ended September 30, 1999 compared with 47.1% for the same period in 1998. The decrease in 1999 resulted primarily from under-absorbed manufacturing overhead due to the significantly lower sales volume.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 1999 were $4.8 million, compared with $5.1 million for the comparable period in 1998, a 6% decrease. Commissions expense was higher in 1999 due to mix despite lower sales, but was offset by reduced wages expense resulting from workforce reductions in the first and second quarters of 1999. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $13.3 million compared with $14.9 million for the comparable period in 1998, a decrease of 11%. The decrease in 1999 resulted from cost containment efforts including workforce reductions and lower commissions on significantly reduced revenue levels. These expense reductions were offset somewhat in 1999 by the inclusion of a full nine months of operations of the Equipment Division of WEB Technology, Inc. which was acquired on April 1, 1998. Amortization expense associated with acquisition-related intangible assets currently amounts to approximately $.5 million per quarter and totaled $1.4 million for the nine months ended September 30, 1999 compared with $ 1.1 million for the same period in 1998.

                 RESEARCH AND DEVELOPMENT. Research and development expenses were $2.3 million for the quarter ended September 30, 1999 and represented 31 % of net sales. This compares with $3.2 million for the comparable period in 1998, reflecting a 28% decrease. Research and development expenses were $7.3 million for the nine months ended September 30, 1999 compared with $9.7 million for the comparable period in 1998, a 25% decrease. The decreases in 1999 resulted from cost containment efforts implemented during the past year, including a reduction in research and development personnel. These expense reductions were offset somewhat in 1999 by the inclusion of a full nine months of operations of the Equipment Division of WEB Technology, Inc.

                 UNUSUAL CHARGES. As a result of weak business conditions, the company has continued to reduce costs. The company completed workforce reductions resulting in severance and related costs of $352,000 for the nine months ended September 30, 1999. These reductions included the terminations of 48 employees resulting in estimated annual cost savings of approximately $1.8 million. The company also recorded unusual operating expense charges of $6.5 million in the nine months ended September 30, 1998. Of this amount, $3.9 million was related to the acquisition of the Equipment Division of WEB Technology, for that portion of the purchase price allocated to research and development projects that were in process at the time of acquisition but had not yet reached technological feasibility (See Note 4 to the unaudited consolidated financial statements). The balance of unusual charges recorded in the second quarter of 1998 were for severance costs resulting from a reduction in work force and the write-off of certain capitalized technology. The work force reductions included the terminations of 50 employees resulting in estimated annual savings of approximately $2.3 million.

                 OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $143,000 for the quarter ended September 30, 1999, compared to $206,000 for the same period of 1998. Other income, net, amounted to $419,000 for the nine months ended September 30, 1999 compared with $725,000 for the same period in 1998. Interest income was lower in 1999 primarily due to a decrease in the average level of invested funds, which were lower primarily due to the cash outlays of $7.8 million for the acquisition of the Equipment Division of WEB Technology in April 1998, approximately $2.3 million used to repurchase company shares at various times since April 1998, and cash used to fund recent operating losses.

                 INCOME TAX EXPENSE (BENEFIT). The company recorded an income tax benefit of approximately $4.9 million for the nine months ended September 30, 1999 compared with an income tax benefit of approximately $3.6 for the comparable period in 1998. The income tax benefit in 1999 results from the operating loss incurred for the period and generally represents refundable income taxes that can be recovered through net operating loss carrybacks to prior years and net operating loss carryforwards which can be used to reduce taxable income in future years.

                 At September 30, 1999, the company has recorded net deferred tax assets of $13.7 million. Based on its assessment of prospective future taxable income and tax planning strategies available to the company, management has determined that it is more likely than not that it will realize its deferred tax assets in future periods and that a valuation allowance is therefore not required at this time. However, the company may determine that it is necessary to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as anticipated.

                 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of September 30, 1999 or December 31, 1998.

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

                 COMPANY PRODUCTS: The company has completed a series of tests, utilizing industry standards, of the electronics systems of its products, including certain product lines no longer being manufactured but remaining in use at customer sites. Certain products that are no longer being manufactured required a minor software adjustment to address Year

                 2000 issues. A software upgrade was developed at a cost of approximately $4,000 and has been supplied to affected customers.

                 THIRD PARTIES: The company distributed a survey to its key vendors and suppliers to assess their plans for bringing any non-compliant systems into Year 2000 compliance. This study focused particularly on suppliers of materials and services who are either the sole source or one of a limited number of potential suppliers. More than 250 suppliers were surveyed in connection with this study, which was completed in October 1999. This study indicated that the company's key vendors and suppliers do not anticipate significant Year 2000 issues. The company's key distributors have represented that they are Year 2000 compliant.

                 Substantially all of the effort to evaluate the company's Year 2000 readiness has been made using internal personnel, and therefore incremental expenses have been less than $50,000, excluding the time of the company's personnel. Any employee costs associated with the company 2000's readiness program have been expensed as incurred. The company has achieved substantial compliance on Year 2000 issues on its principal computer systems in the course of normally planned hardware and software upgrades, and thus has not incurred any significant expense to date specifically to address Year 2000 issues. The company has not incurred any material expenses in connection with its evaluation of non-IT systems, and does not expect material expenses in the future. The company has not incurred material expenses to date in connection with the evaluation of its products and the status of its vendors and suppliers with respect to Year 2000 issues, and does not anticipate material expenses in the future.

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

                 Due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the Year 2000 compliance programs of the company's suppliers and other third parties, no assurances can be given that there will not be material adverse effects on the business or its results from operations.

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


                                      AETRIUM INCORPORATED
                                      (Registrant)



     Date: November 5, 1999   By:      /s/ Joseph C. Levesque
                                      -----------------------
                                      Joseph C. Levesque
                                      Chairman of the Board, President, and
                                      Chief Executive Officer

     Date: November 5, 1999   By:      /s/ Darnell L. Boehm
                                      ---------------
                                      Darnell L. Boehm
                                      Chief Financial Officer, Secretary, and
                                      Director