Form 10-K
period 1999-12-31
AETRIUM INC
filed 2000-03-30
CIK 908598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
          THE TRANSITION PERIOD FROM _______________ TO _______________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         As of March 27, 2000, 9,470,452 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $98,555,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2000 Annual Meeting to be held May 23, 2000 (the "2000 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

         This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth under the heading "Certain Important Factors" below.

ITEM 1.           BUSINESS.

         Aetrium Incorporated (the "Company") designs, manufactures and markets a variety of electromechanical equipment used in the handling and testing of microelectronic components, including semiconductor devices known as integrated circuits ("ICs") and other forms of electronic components. The Company's primary focus is on high volume electronic component types and on the latest package designs. Aetrium's products are purchased primarily by semiconductor manufacturers, and their assembly and test subcontractors, and are used in the test, assembly, and packaging portion of semiconductor manufacturing. The Company's products automate critical functions to improve manufacturing yield, raise quality levels, increase product reliability and reduce final manufacturing costs.

         The Company has three principal product lines. The largest, in terms of revenue, is its broad line of test handlers, which incorporate thermal conditioning, contactor and automated handling technologies to provide automated handling of ICs and other electronic components during production test cycles. Test handler products are primarily produced by the Company's operations in North St. Paul, Minnesota; San Diego, California; and Dallas, Texas. Change kits to adapt the Company's test handlers to different IC package configurations or to upgrade installed equipment for enhanced performance also represent a significant part of the Company's revenue. The second product line consists of its IC Automation products, which are produced by the Company's operations in North St. Paul and in Dallas. The North St. Paul operation's IC Automation products are sold to original equipment manufacturers ("OEMs") to be incorporated as the automated handling components of such OEMs' own proprietary technology equipment for a variety of other IC processing requirements, such as marking, lead scanning, and lead trim and form. The Dallas operation's IC Automation products are sold to semiconductor manufacturers, and are used to automate the loading and unloading of burn-in boards. The Company's third product line is specialty test equipment, which includes reliability test equipment and environmental test equipment. The Company's reliability test equipment provide IC manufacturers with IC performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability and are produced in North St. Paul. The Company's environmental test equipment products are used for burn-in testing of ICs and have been manufactured in the Company's operations in Lawrence, Massachusetts. With the planned closure of the Lawrence operation in early 2000, these products will be discontinued and the core technology of these products will be transferred from the Lawrence operation to the Company's operation in North St. Paul.

         The Company's strategy has focused on revenue growth through product line expansion, by both internal development and by acquiring complementary technology, businesses, or product lines, and through customer satisfaction. The Company's sales have increased at an average annual compounded growth rate of approximately 23% during the period from 1986 through 1999. Currently, the Company believes it has the second largest installed base among all domestic test handler manufacturers.

         In 1998, the Company acquired the equipment business of WEB Technology Inc. ("WEB"), based in Dallas, Texas. The primary products of the acquired business include IC Automation products used to automate the loading and unloading of burn-in boards. This equipment can be configured to accommodate any burn-in board currently being manufactured.

         In 1997, the Company completed two acquisitions that expanded its test handler product lines. In November 1997, the Company acquired a product line of pick-and-place test handlers by acquiring certain assets of the Handler Division of Advantek Inc. ("Advantek"). This acquisition extended the Company's product line of pick-and-place test handlers for non-memory devices like analog, logic and microcomponent ICs. The product line acquired from Advantek was incorporated into and is produced at the Company's North St. Paul operation.

         In April 1997, the Company acquired a line of test handler products produced in Grand Prairie, Texas, by acquiring substantially all of the assets of Forward Systems Automation, Inc. ("FSA"). In 1999, the primary products produced in Grand Prairie, Texas included test handlers for small ICs and discrete components. The Grand Prairie operation is being merged into the Company's Dallas operation in early 2000, after which these test handler products will be produced in the Dallas operation.

         The Company acquired its environmental test products through its acquisition of substantially all of the assets of E.J. Systems, Inc. ("EJ Systems") of Lawrence, Massachusetts in December 1995. These products are primarily environmental conditioning systems using conductive thermal techniques for burn-in and reliability testing of ICs. With the acquisition, the Company also obtained some early stage core technology that has been further developed and integrated into some of the Company's key new test handler product developments. The ongoing development of this new conductive thermal technology will be transferred to the Company's North St. Paul operation when the Lawrence operation is closed in early 2000.

         The Company also acquired certain test handler products through its acquisition of the assets of Sym-Tek Systems, Inc. ("SymTek") in November 1994, which allowed the Company to expand its presence in the memory IC market. These products were configured for high volume multi-site applications (up to 32 sites) and used both pick-and-place and gravity feed technology. The SymTek acquisition also extended the Company's line of gravity feed test handlers for non-memory IC test handler applications. These gravity products for non-memory applications have since been discontinued.

         The Company's reliability test systems product line originated through the purchase of the assets of Sienna Technologies, Inc. ("Sienna") in December 1993. At the time of the acquisition, the life cycle of Sienna's primary product was near its end, revenue was declining and customer confidence was eroding due in part to product performance and customer service issues. Since the acquisition, a new generation product line has evolved through internal development and has been introduced to the market. It has been well received by a growing customer base. The older products are still supported by the Company and have been enhanced to improve performance and satisfy the needs of the Company's customers. As a result, customer confidence has been substantially restored and gross profit margins have increased.

         The Company acquired the core products of its 5050 series of gravity feed test handlers through its acquisition of Electro-Mechanical Systems, Inc. ("EMS") in 1988. Since then, the Company has expanded this series of products through internal development to include a full range of thermal conditioning capabilities, contactors and change kits for a wide range of small outline package ("SOP") types. These products sell into the largest market segment of the semiconductor industry and now incorporate high performance contactors and multi test site capability, and can be configured for the newest IC package types.

         The Company emphasizes both product quality and customer service to achieve customer satisfaction, which is reflected in the certification of its Minnesota facility in March 1995 as the first test handler producer to be certified under the ISO 9001 program established by the European Community. In 1998, the Company's facilities in Lawrence, Massachusetts, and San Diego, California, obtained ISO 9001 certification. All three of these facilities successfully completed re-certification audits in 1999.

         The Company was incorporated in Minnesota in December 1982. The Company's executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109, and its telephone number is (651) 704-1800.

TEST HANDLER PRODUCTS

         Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs and other electronic components automatically during the final test stage of the manufacturing process. The components are loaded into the handler from bowls, tubes, trays, or carriers and then typically transported to a temperature chamber within the test handler where they are thermally conditioned and controlled to the required testing temperature. The component is then positioned against the test handler contactor, which provides an electrical connection between the component and the tester. After testing, the test handler sorts the component according to test performance. In some cases, additional process steps are completed by the test handler system. These include marking or visual inspection of the IC packages, and automatic placement of the ICs into a device transport media for shipment to the end user.

         Traditionally, test handlers have used gravity to move ICs and other components from tubes through the handler system and back into tubes. In order to accommodate more fragile IC package families, gravity feed systems have incorporated various velocity limiting techniques to reduce the speed of IC packages and minimize IC damage upon impact with other ICs or other stopping mechanisms. More recently, pick-and-place test handler systems have been introduced for the IC package families most easily damaged in handling, such as quad flatpack families ("QFPs"), ball grid array packages ("BGA") and some SOPs. Pick-and-place systems move ICs electromechanically, and thus can avoid jarring stops and the resulting lead damage. Pick-and-place systems are typically slower and more costly than gravity feed handlers.

         Test handlers are designed with different characteristics for analog logic ICs, digital logic ICs, or discrete components. Memory ICs require relatively long test times. In order to achieve acceptable throughput rates, memory IC test handlers have been designed to test up to 64 devices at a time. Nonmemory ICs and most forms of discrete components require relatively short test times and require fewer test sites, as test times have not been a limiting factor for throughput rates. Test times, however, have increased as certain types of nonmemory ICs have become more complex and IC manufacturers have also sought to fully utilize the capacity of their testers. Accordingly, multisite test handlers, with as many as eight test sites, are now available for certain nonmemory IC applications.

         Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of damage to the IC package during the test cycle. Test handlers compete on the basis of cost, throughput, versatility, reliability and the specific application requirements of the IC manufacturer. The combination of these factors measures the cost of ownership of the test handler per device tested. The Company believes its broad line of test handlers competes favorably on the basis of cost of ownership for a wide range of electronic component manufacturer applications.

         The Company's primary focus continues to be on the newer generation of surface mount devices ("SMD") which represent the largest volumes, the newest IC device types, and the fastest growing markets in the industry. The Company believes it offers the broadest line of test handling products to the semiconductor industry, addressing the full spectrum of the industry device types, IC package types and media transport types. The Company's test handler products are complementary with minimal overlap of application and can be distributed and serviced through a common organization for efficiency.

         GRAVITY FEED TEST HANDLERS

         5500 SERIES. The Company's newly developed 5500 Series of dual site gravity feed test handlers for analog and logic IC applications addresses a wide range of IC packages including SOPs and micro leadless package types. These package types constitute the largest segment of all surface mount ICs and one of the fastest growing new surface mount packages, respectively. These handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. Models within this series vary on simple adaptability to different contacting methods to excel in the digital and analog applications, including the rapidly expanding telecommunications arena. These methods adapt to third party socket, trace on board and to internally developed proprietary contactors providing cost-effective solutions to a wide range of customer test requirements. The temperature range available for thermal conditioning, using mechanical refrigeration, is from -55 degrees C to +155 degrees C. The Company expects to increase the flexibility of this product by offering ergonomically friendly bulk and tube input and output options in the near future.

         5050 SERIES. The Company's 5050 Series of gravity feed test handlers for analog and logic IC applications addresses a wide range of SOP package types, which constitute the largest segment of all surface mount ICs. These handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. Models within this series can be configured for different IC package sizes, and thermal conditioning requirements in order to provide cost-effective solutions to a wide range of customers. The temperature range available for thermal conditioning, using mechanical refrigeration or LN2, is from -55 degrees C to +155 degrees C. The Company also offers dual test site and quad test site capability within its 5050 Series of handlers to increase productivity and reduce testing costs in certain applications.

         PICK-AND-PLACE TEST HANDLERS

         SERIES DTX. The Series DTX test handler is a pick-and-place, high-volume test handler for memory and logic ICs. The DTX test handler addresses the newest form of IC package types used for memory devices, including chip scale packages ("CSP") and micro ball grid array ("uBGA")-type packages, and can be adapted for strip or panel formats. Some of these new package types cannot be effectively processed on older generation pick-and-place test handlers. The DTX test handler provides multiple temperature massively parallel testing using the Company's new proprietary conductive thermal technology. The DTX test handler can be configured with up to 64 test sites. The output can be configured to sort tested ICs in three bulk categories and 13 individual sort categories. The temperature range available for thermal conditioning, using mechanical refrigeration, is from -55 degrees C to +155 degrees C. The DTX test handler's horizontal tray based system design provides package protection with input and output modules capable of automatically loading and unloading trays.

         MODELS M3200 AND M3200S. The Model M3200 test handler is a pick-and-place, high-volume test handler for a wide range of memory ICs including thin small outline packages ("TSOP"). The M3200 test handler addresses a wide range of IC package types that cannot be processed on most gravity feed test handlers. The M3200 test handler provides multiple temperature testing with up to 32 test sites. The temperature range available for thermal conditioning is from -55 degrees C to +155 degrees C. The M3200 test handler's horizontal tray based system design provides package protection with input and output modules capable of automatically loading and unloading tubes or trays. The Model M3200S test handler incorporates the M3200 thermal chamber and test area, and has an advanced input/output specifically designed to address the newest form of IC package types used for memory devices, including CSP and uBGA that cannot be effectively processed on older generation pick-and-place test handlers.

         MODEL 3000. The Model 3000 test handler is a pick-and-place test handler for analog, logic and microcomponent ICs in SOP, QFP, BGA and pin grid array ("PGA") packages, which allows for significantly increased throughput as compared to single site test handlers. The 3000 test handler provides multiple temperature and parallel testing using a conventional oven conduction thermal technique. The 3000 test handler has dual test sites, and can be configured to sort tested ICs in up to 4 sort categories. The temperature range available for thermal conditioning, using mechanical refrigeration, is from -55 degrees C to +155 degrees C. The 3000 test handler features the Soft-Touch Probe(TM) to handle the most fragile IC packages. Devices are transported with their leads up, virtually eliminating the possibility of lead damage. The 3000 test handler features "plunge to board"-type contacting, and offers complete electrostatic discharge protection. The 3000 test handlers can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today.

         1000 SERIES. The 1000 Series pick-and-place test handlers are offered in a full range of temperature options for thermal conditioning, and can be configured to gently handle a wide variety of analog, logic and microcomponent ICs in SOP, QFP, BGA and PGA packages. The 1000 Series test handlers feature the Soft-Touch Probe(TM) to safely and reliably handle the most fragile CSP IC packages. Devices are transported with their leads up, virtually eliminating the possibility of lead damage. The 1000 Series test handlers feature "plunge to board"-type contacting, and offer complete electrostatic discharge protection. The 1000 Series test handlers can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today.

         MODEL QT. The Model QT pick-and-place test handler is a bench-top sized machine designed to accommodate small lot production runs and engineering characterization testing. The QT test handler can be configured for a wide range of device packages smaller than 2.5 inches by 2.5 inches, including ICs and discrete electronic components. The QT test handler input can accept ICs from metal or plastic tubes, a custom device tray, or a bulk bowl feeder. The QT test handlers are offered with several different options for contacting, including "plunge to board"-type contacting.

         2000 SERIES. The 2000 Series of pick-and-place test handlers are designed for production testing of transister ("TO")-type discrete electronic components. The 2000 Series test handlers can be configured for up to four test sites and a variety of options for contacting. The 2000 Series test handlers are offered with a number of options for input, including bulk bowl feeders or tubes. The output options include bulk, tube, and radial tape and reel. Other options include the capability to perform vision inspection of the coplanarity of leads and to mark individual devices with a laser marking system.

         5000 SERIES. The 5000 Series of pick-and-place test handlers are designed for production testing of small outline transistor ("SOT")-type discrete electronic components. The 5000 Series test handlers can be configured for up to four test sites and a variety of options for contacting, including "plunge to board"-type contacting. The 5000 Series test handlers are offered with a bulk bowl feeder input and a variety of output options including bulk, tube, or radial tape and reel. Tested devices can be sorted into up to 19 programmable categories. Other options include the capability to perform vision inspection of the coplanarity of leads and to mark individual devices with a laser marking system.

         THERMAL FORCING SYSTEM HANDLER

         In 1999, the Company introduced a manual thermal forcing system ("TFS") which utilizes conductive thermal control to maintain accurate temperature set points during device testing or characterization. The TFS addresses engineering and low-volume production applications for a wide range of package types, including PGAs, BGAs or bare die.

CHANGE KITS, UPGRADES AND SPARE PARTS

         The Company has an ongoing demand for IC package change kits for its installed test handler equipment, including test handlers no longer included in its active product line. The Company sells a variety of change kits to accommodate the growing variety of IC packages used by the IC industry. The demand for change kits is driven by the introduction of new IC package types and increased production volumes experienced by the Company's end customers. Also included in change kits are upgrade kits to enhance the performance of installed equipment. Spare parts are sold with new orders as kits or can be purchased at any time as piece parts or in kit form as required.

IC AUTOMATION PRODUCTS

         The Company believes that the growing number and volume of fine pitch SO type ICs and other delicate BGA packages is driving a demand for automated equipment for all IC final manufacturing processes. Existing processing equipment often will not accommodate these package types or the numerous tray configurations used to transport the ICs. The Company believes that its IC Automation product line offers the most effective handling technology to automate these manufacturing processes for increasingly difficult to handle newer generation ICs.

         4800 SERIES. The 4800 Series is a line of products used to automate the loading and unloading of burn-in boards. Burn-in boards vary in size and density, and are used to place individual ICs into a convection oven for an extensive reliability screening and stress testing procedure known as "burn-in." Burn-in board automation products take untested ICs out of trays or other media, place them into sockets on a burn-in board, and then lock the socket. After the burn-in test is complete, the machine removes tested ICs from the burn-in board sockets and sorts the ICs according to the results of the test. The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees C, for periods typically ranging from 12 to 48 hours. Burn-in systems can process thousands of ICs simultaneously, utilizing multiple boards. Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs undergo burn-in testing.

         The 4800 Series comes in a single pick-up head version, a dual-head version, five-head version and a recently introduced ten-head version. The single and dual head models are best suited for large IC packages or for those applications requiring a quick conversion of the machine to handle a different IC package. The five-head and ten-head systems are best suited to very high volume production applications. All are available with a variety of input and output options, including tubes, sleeves, or trays. Package positioning stations ensure device alignment into socket and tray. Each version can be configured to identify a burn-in board using bar coding, resistor array, or diode array. An optional stacked burn-in board elevator and trolley allows the system to process up to 32 burn-in boards without any operator intervention.

         IC AUTOMATION PRODUCTS FOR OEMS. The Company began the development of its current IC Automation product line in 1990. This product line is marketed to other semiconductor equipment manufacturers and has been incorporated in trim and form, marking, mark curing, lead inspection, mark inspection, lead conditioning, media transfer and prom programming equipment to accommodate various device characteristics and media packaging. The Company's IC Automation modules currently consist of a series of robotic electromechanical handling modules, each designed to perform a specific handling function. Together these modules perform nearly all of the handling functions necessary for the various IC manufacturing processes. The principal automation modules are: pick-and-place; tray transport; conveyor belt; tray stacker; tray un-stacker; inverting end effector; and taping module. Each handling module has a microprocessor that directs the handling module's function and communicates with other modules through a proprietary software protocol that enables the transfer of ICs between modules in a logical and efficient manner.

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

SPECIALTY TEST EQUIPMENT

         RELIABILITY TEST PRODUCTS

         Since the Company acquired its reliability test systems product line in December 1993, it has improved product performance to satisfy the needs of its customers. The IC industry's demand for higher performance devices with smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs, including an emerging shift to copper materials for the minute circuitry of devices. These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes. The reliability test equipment product line includes a variety of system configurations with which IC manufacturers can force precise levels of voltage and current through ICs, collect and analyze relevant data, and predict lifetime performance of ICs. This equipment can be utilized to perform reliability testing of packaged and unpackaged ICs. The Company has reliability test equipment installed at 19 of the top 20 semiconductor manufacturers in the world.

         In 1998, the Company formally introduced its Model 1164, including a suite of applications for customers to perform a variety of tests. The Model 1164 is a fundamentally improved design from the Company's previous reliability test products. The Model 1164 features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time or perform numerous simultaneous tests on smaller batches of ICs. The Company believes the Model 1164 is the only reliability tester to use a patented thermal mini chamber and proprietary high temperature electronic contactors to test semiconductor reliability structures up to 400 degrees C. The copper system has been shipping in volume since the fourth quarter of 1999.

         In mid-1999, the Company also developed a new test module for the Model 1164 for use in the production testing of MR heads used in computer disc drives. This is a new market for the Company and the Company believes that it is currently well positioned to take advantage of any opportunities that may be available.

         ENVIRONMENTAL TEST PRODUCTS

         The Company acquired its environmental test equipment product line from EJ Systems in December 1995, which developed the line in response to a trend toward higher power and higher speed device applications. The corresponding increase in power dissipation resulted from increased device complexity (more circuits) within smaller geometries. This phenomenon is especially evident in high pin count application-specific integrated circuits ("ASICs") and microprocessors. This high degree of power dissipation (heat) led to unique thermal conditioning problems in the testing of such devices. EJ Systems developed environmental test equipment that permitted individual IC temperature control using a conduction (direct contact) method rather than the traditional convection (forced hot air) method to thermally condition devices. These techniques were patented and incorporated into the BAK-PAK(TM) Burn-In Systems. The demand for the Company'S BAK PAK System declined significantly in 1999, and the Company will discontinue the BAK PAK product line in early 2000 when it closes its Lawrence operations.

COMPETITION

         The semiconductor capital equipment market is highly competitive. In the market for test handler products, the Company competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Some of these companies manufacture and sell both testers and test handlers. The Company believes its test handlers are compatible with all major testers, including those manufactured by companies that sell both testers and test handlers. The particular companies with which the Company competes vary with the Company's different markets, with no one company dominating the overall test handler market. The companies with which the Company competes most directly in the surface mount IC test handler market include Advantest Corporation, Cohu, Inc., Multitest Electronic Systems GmbH and Micro Component Technology, Inc. The Company also competes with Ismeca S.A. and Tesec Corporation in the market for test handlers configured to handle passive and discrete electronic components.

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

         The market for burn-in board automation products is highly competitive. The Company competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. The companies with which the Company competes most directly in this market include Schlumberger Ltd., SIPA, S.p.a., and Todo Seisakusho, Ltd.

         The Company competes for burn-in board automation product sales primarily on the basis of effective throughput, cost of ownership, versatility, and other performance characteristics of its products, the breadth of its product line, the effectiveness of its sales and distribution channels and its customer service.

         The Company continues to believe that the market for its IC Automation products sold on an OEM basis has no clearly defined commercial competitors offering similar automated handling modules to the IC industry. Historically, OEMs supplying equipment for IC manufacturing processes have developed custom or semi-custom handling components. Many of these OEMs have internal development capability for automated handling and many engineering companies also have automated handling development capability. The Company believes, however, that its IC Automation product line of generic automation modules offers OEMs a viable solution for their new automated handling requirements. The Company believes the economics, the current availability and the effectiveness of its IC Automation products provide strong incentives to the Company's OEM customers to forego new product development and to use the Company's IC Automation handling modules.

         The market for the Company's reliability test systems is also highly competitive and the Company's competitors include QualiTau, Ltd. and Micro Instruments, Inc. The Company competes for reliability test system sales on the basis of technology, price, delivery, system flexibility, and overall system performance and believes it competes favorably on all of these factors.

         There are also a number of companies that manufacture and sell conventional burn-in equipment in the United States, which compete with the Company's environmental test equipment product line, including Aehr Test Systems, Inc. and Reliability, Inc. The Company is not aware of any competitors that provide burn-in equipment which addresses the combined needs of high-power dissipation and high-performance while maintaining sufficiently accurate thermal conditioning.

MANUFACTURING AND SUPPLIES

         The Company manufactures test handlers, reliability test equipment, and certain of its IC Automation products in North St. Paul, Minnesota. It also currently manufactures certain of its test handler products at its facilities in San Diego, California, and Grand Prairie, Texas. After the Company closes its Grand Prairie, Texas facility in March 2000, products currently manufactured at this facility will be manufactured at the Company's Dallas, Texas facility. The Company's IC Automation products used for burn-in board applications are manufactured in Dallas, Texas. The Company's environmental test equipment and TFS products are currently manufactured in Lawrence, Massachusetts. After the Company closes and vacates the Lawrence facility in May 2000, the environmental test equipment will be discontinued, and the TFS products and the related core thermal technology will be transferred to the Company's North St. Paul facility. The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive test of finished products. Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the certification of the Company's North St. Paul facility in March 1995, and its San Diego and Lawrence facilities in 1998 under the ISO 9001 certification criteria established by the European Community for the standardization of manufacturing documentation and processes. Successful re-certification audits at all three of these facilities were achieved in 1999.

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

         A significant portion of the components and subassemblies of the Company's products, including PC boards, refrigeration systems, vacuum pumps and contactor elements, are manufactured by third parties on a subcontract basis. As a part of the Company's total quality management program, it has an ongoing supplier quality program under which it selects, monitors and rates its suppliers, and recognizes suppliers for outstanding performance.

         Certain components are currently available from only a limited number of sources. The Company believes it may not always be able to replace all of its suppliers within a time period consistent with its business requirements. The Company attempts to keep an adequate supply of critical components in its inventory to minimize any significant impact the loss of a supplier may cause.

CUSTOMERS

         The Company relies on a limited number of customers for a substantial percentage of its net sales. In 1999, the Company's top three customers accounted for approximately 30% of its net sales. In 1998, the Company's top three customers accounted for approximately 37% of its net sales. In 1997, the Company's top three customers accounted for approximately 44% of its net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, could adversely affect the Company's financial condition and results of operations.

SALES AND MARKETING

         The Company markets its test handler products, burn-in board automation products, environmental test equipment and reliability test systems through a combination of direct salespeople and independent manufacturers' representatives and distributors. The Company sells its IC Automation products directly to OEM customers through its internal sales force. As of December 31, 1999, the Company had 16 U.S. manufacturers' representatives with an average of 3 salespeople each located throughout the U.S. and Canada in areas critical to the Company's success. International distributors are located in the United Kingdom, France, Germany, Switzerland, Holland, Sweden, Japan, Taiwan, Thailand, Malaysia, Korea, Singapore, Hong Kong, China and the Philippines.

         The Company's direct sales organization, comprised of 14 salespeople, coordinates the activities of the Company's manufacturers' representatives and distributors and actively participates with them in selling efforts. This enables the Company to establish strong direct ties with its customers. The Company provides sales and technical support to its manufacturers' representatives and distributors through the Company's sales and service locations in North St. Paul, Minnesota; San Diego and Santa Clara, California; Landisville, Pennsylvania; Austin and Dallas, Texas; Saugus, Marblehead and Lawrence, Massachusetts; and Singapore.

         The Company's marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for the Company's manufacturers' representatives, distributors and direct salespeople.

         International shipments accounted for 29%, 25% and 41% of the Company's net sales in 1997, 1998, and 1999, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the U.S. for immediate shipment to international sites, particularly the IC Automation products that are sold on an OEM basis. Most of the Company's international shipments are made to international sites of U.S. electronic component manufacturers, although there is a growing foreign customer base included in the Company's international sales.

         All of the Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. Credit limits have been established from time to time on the Company's international distributors, who purchase products from the Company and resell to end users. Irrevocable letters of credit are often used to minimize credit risk and to simplify the purchasing/payment cycle.

RESEARCH AND DEVELOPMENT

         The Company believes it must continue to enhance, broaden and modify its existing product lines to meet the constantly evolving needs of the semiconductor equipment market. To date, the Company has relied both on internal development and acquisitions of technology and product lines to extend its product lines, increase its customer base, avoid reliance on any single semiconductor equipment market segment, and develop its IC Automation products that are sold on an OEM basis. The IC Automation product line required the development of a software protocol that plays an important role in the success of these products. Software is a critical element in the Company's reliability test equipment and software development continues to play an increasingly important role in test handling and burn-in board automation products. The Company intends to bring additional resources to this area as required.

         Product development expenses are typically split approximately 50% for new product development and 50% for continuation engineering. In 1997, the Company completed the initial development of the Model 1164 reliability tester and added certain models to the 5000 and 7000 Series of test handlers. In 1998, the Company substantially completed the Model 3000 and the Model M3200S test handlers, introduced a new version of the 4800 burn-in board loader/unloader, and developed new test capabilities for the Model 1164 reliability test system. In 1999, the Company introduced the DTX Series massively parallel pick-and-place test handler, the 4800 ten-head burn-in board loader/unloader, the 5500 dual site gravity test handler for SOP and the new micro leadless devices, and a copper capable version of the Model 1164. The Company's continuing engineering efforts include the development of additional change kits to meet the expanding families of IC package types, further advancement of contactor technologies, and increasing features and performance options for existing equipment.

         The Company expenses all research and development costs, including costs for software development as incurred. In 1997, 1998, and 1999, the Company's expenses relating to research and development were approximately $10.5 million, $12.2 million and $9.8 million, respectively. Over time, the Company's objective is to invest approximately 13% to 15% of its net sales in research and development, although the percentage may be higher in periods of reduced sales. The Company employed 97 engineering personnel as of December 31, 1999.

INTELLECTUAL PROPERTY RIGHTS

         The Company attempts to protect the proprietary aspects of its products with patents, copyrights, trade secret law and internal nondisclosure safeguards. The Company currently holds several U.S. patents covering certain features of its handling systems and IC Automation modules and the contactor elements incorporated in certain of its test handlers and for elements of its environmental conditioning chambers. The source code for the software contained in the Company's products is considered proprietary and is not furnished to customers. The Company has also entered into confidentiality agreements with each of its key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as a trade secret.

         There is a rapid pace of technological changes in the microelectronics industry. The Company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of the Company's personnel, new product development, frequent product enhancements, name recognition and ongoing, reliable product maintenance and support.

BACKLOG

         The Company's backlog, which consists of customer purchase orders that the Company expects to ship within the next 12 months, was approximately $13.5 million as of December 31, 1999 compared to $15.0 million as of December 31, 1998. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenue or earnings.

EMPLOYEES

         As of December 31, 1999, the Company had 310 employees, including 133 in manufacturing, 97 in engineering and product development, 44 in sales, marketing and customer service, and 36 in general administration and finance. None of the Company's employees is represented by a labor union or is subject to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

         5. the impact of competition in the test handler, IC Automation, reliability test equipment and environmental test equipment markets;

         6. the effect of customer concentration and the loss of any significant customer on the Company's sales; and

         7. volatility of the Company's stock price based on factors including developments in the microelectronics industry and high-technology industries generally, as well as fluctuations in the Company's quarterly operating results.

ITEM 2.           PROPERTIES.

          The Company conducts manufacturing, product development, sales, marketing and field service operations in North St. Paul, Minnesota. The Company currently occupies approximately 45,000 square feet in North St. Paul under a lease which expires in March 2006, with an annual rent of approximately $240,000. The lease includes an option for the Company, exercisable at any time during the initial lease term, to require construction of an additional approximately 45,000 square feet for lease at the same rental rate. The Company's corporate functions, and certain sales, marketing and development activities are conducted in an adjacent, 30,000 square foot facility under a lease that expires in March 2006, with an annual rent of approximately $198,000.

         The Company conducts manufacturing, product development, and certain sales and marketing activities in approximately 29,400 square feet in Dallas, Texas, under a lease that expires in April 2003. The annual rent is approximately $203,000.

         The Company currently conducts manufacturing, product development, and certain sales and marketing activities in a facility with approximately 26,600 square feet in Grand Prairie, Texas. The facility is leased from a partnership controlled by a former officer of the Company who resigned in January 2000. The lease provides for an annual rent of $133,000 and expires in June 2003. The Company believes the lease terms for this facility are comparable or favorable to the rates that could be obtained for similar properties in that area. In January 2000, the Company announced that it is transferring its Grand Prairie operations to its Dallas operations and closing the Grand Prairie facility. The Company expects to vacate the Grand Prairie facility by March 31, 2000. The Company and the landlord are utilizing a property management firm to locate a new tenant for this facility. Based on its favorable location, condition and design, the Company believes that the facility will be re-marketed within nine months.

         The Company conducts manufacturing, product development and certain sales and marketing activities in a 45,000 square foot facility located in Poway, California under a lease that expires in October 2009, with an annual rent of approximately $421,000. The Company also leases and occupies approximately 3,000 square feet of space in Santa Clara, California under a lease that expires in May 2000, with a monthly rent of approximately $4,800. The Company uses this space for sales and field service operations.

         In Lawrence, Massachusetts, the Company currently conducts manufacturing, sales and marketing and product development activities for its environmental test product line. The Company leased approximately 61,500 square feet under a sublease that expired in December 1999. The Company arranged to continue leasing this facility on a month-to-month basis in 2000. In January 2000, the Company announced that it would cease the operations in Lawrence, Massachusetts and expects to vacate this facility by approximately May 15, 2000.

ITEM 3.           LEGAL PROCEEDINGS.

          There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages and the offices held, as of February 18, 2000 are as follows:

NAME                       AGE      POSITION
----                       ---      --------
Joseph C. Levesque         55       Chairman of the Board, President and Chief Executive Officer

Darnell L. Boehm           51       Chief Financial Officer, Secretary and Director

Douglas L. Hemer           52       Group Vice President - North St. Paul & San Diego Operations and
                                    Director

Daniel M. Koch             46       Vice President - Worldwide Sales

Gerald C. Clemens          48       Vice President - Reliability Test Products

Kenneth R. Lee             54       President - Lawrence Operations

Keith E. Williams          56       President - Dallas Operations

John J. Pollock            40       Vice President - Corporate Marketing

Stephen P. Weisbrod        59       Vice President - Corporate Technology

Paul H. Askegaard          47       Treasurer

Venu Turlapaty             39       Vice President - Product Planning

         Mr. Levesque has served as President, Chief Executive Officer and Chairman of the Company's Board of Directors since 1986. From 1973 to 1986, Mr. Levesque served in various capacities and most recently as Executive Vice President of Micro Component Technology, Inc., a manufacturer of integrated circuit testers and test handlers. Mr. Levesque is also a director of TSI Inc., a publicly-held maker of measurement and instrumentation equipment, and serves on its compensation committee.

         Mr. Boehm has served as Chief Financial Officer, Secretary and as a director of the Company since 1986. From December 1994 until July 1995, Mr. Boehm had also assumed executive management responsibilities for the Company's San Diego operations. Mr. Boehm is also the principal of Darnell L. Boehm & Associates, a management consulting firm. Mr. Boehm is also a director of each of Rochester Medical Corporation, a public company, Versa Companies, a privately-held company and Alpnet, Inc., a public company. Mr. Boehm serves on the audit and compensation committees of Rochester Medical Corporation and Versa Companies, and serves on the audit committee of Alpnet, Inc.

         Mr. Hemer has served as a director of the Company since 1986, and has served as the Company's Group Vice President since August 1998. Prior to this appointment, he served as the President of the Company's San Diego operations since February 1997. From May 1, 1996 until February 1, 1997, Mr. Hemer served as the Company's Chief Administrative Officer. Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP for more than 15 years before joining the Company. Mr. Hemer is also a director of Versa Companies, a privately-held company, and serves on its compensation and audit committees.

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

         Mr. Clemens has served as the Company's Vice President - Reliability Test Products since July 1995. From September 1993 to July 1995, Mr. Clemens served as Vice President - Engineering. Mr. Clemens is also the principal of Clemens Associates, a consulting firm. From August 1991 to September 1992, Mr. Clemens was a Vice President at Vectorvision, Inc., a software company. From June 1990 to April 1991, Mr. Clemens was a Vice President at Elke Corporation, a software company.

         Mr. Lee has served as President of the Lawrence operations since April 1997, and had served in executive management with that division as a consultant since January 1996. Mr. Lee previously was a principal of Marlboro Associates, a consulting practice. Mr. Lee was a co-founder of Aseco Corporation and served in a number of capacities at Aseco Corporation from 1982 to 1994, most recently as Vice President of Engineering. In January 2000, the Company announced plans to close its facility in Lawrence, Massachusetts by approximately May 15, 2000. Mr. Lee will leave the Company upon the closing of that facility.

         Mr. Williams has served as the President of the Dallas operations since April 1, 1998, when the Company completed its acquisition of the equipment business of WEB. Mr. Williams co-founded WEB in 1982, and served as its President and CEO from its inception until WEB was acquired by the Company. Pursuant to a letter agreement dated April 1, 1998, the Company offered, and Mr. Williams accepted, the position of President of the Dallas operations for a minimum period of three years. Such letter also provides that Mr. Williams cannot compete with the Company for the three-year period of the agreement.

         Mr. Pollock has served as the Vice President - Corporate Marketing since August 1998. He served previously as the General Manager of the Arden Hills operations, and general manager of the North St. Paul operations. From September 1996 to September 1997, Mr. Pollock was the Business Unit Manager of the IC Automation products group. From September 1995 to September 1996, Mr. Pollock was a product director within the Company's IC Automation products group. From 1985 to 1995 Mr. Pollock was employed in various product engineering and product marketing positions at Rosemount Aerospace Inc., a supplier of measurement and instrumentation products to the aerospace industry.

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

         Mr. Turlapaty has served as the Company's Vice President - Product Planning since October 1999. From August 1997 to September 1999, Mr. Turlapaty served as Director, Technology Planning for the Company. From July, 1994 to July 1997 he served as Engineering Manager for the Company's Reliability Test Products Group. From March 1993 to June 1994 Mr. Turlapaty was Principal Electrical Engineer and Project Manager in the Company's North St. Paul operations.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The information under the caption "Price Range of the Company's Common Stock" on page 28 of the Company's 1999 Annual Report is incorporated herein by reference. The prices reflected in the table presented in the 1999 Annual Report do not include adjustments for retail mark-ups, mark-downs or commissions.

         The Company did not have any unregistered sales of equity securities during the fourth quarter of 1999.

ITEM 6.           SELECTED FINANCIAL DATA.

         The information under the caption "Selected Consolidated Financial Data" on page 28 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 15 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information under the caption "Quantitative and Qualitative Disclosure about Market Risk" on pages 14 through 15 of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1999 Annual Report:

         Report of Independent Accountants -- page 15.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 -- page 16.

         Consolidated Balance Sheets as of December 31, 1999 and 1998 -- page
17.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997-- page 18.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 -- page 19.

         Notes to Consolidated Financial Statements -- pages 20 to 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

         The information under the caption "Item 4A. Executive Officers of the Registrant" on page 15 of this Annual Report on Form 10K is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors -- Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) 1.   FINANCIAL STATEMENTS OF REGISTRANT.

         The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are incorporated herein by reference from the pages indicated in the Company's 1999 Annual Report:

         Report of Independent Accountants -- page 15.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 -- page 16.

         Consolidated Balance Sheets as of December 31, 1999 and 1998 -- page 17.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997-- page 18.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 -- page 19.

         Notes to Consolidated Financial Statements -- pages 20 to 27.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Aetrium Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 31, 2000, appearing on page 15 of the 1999 Annual Report to Shareholders of Aetrium Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, such Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 31, 2000

                                   SCHEDULE II

                              AETRIUM INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                                ADDITIONS
                                                     --------------------------------
                                        BALANCE AT      CHARGED TO
   DESCRIPTION                         BEGINNING OF      COSTS AND      ACQUISITION      DEDUCTIONS       BALANCE AT
                                          PERIOD         EXPENSES       RELATED (1)                     END OF PERIOD
----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                         1997              799,400              0           50,000        (589,800)         259,600
                         1998              259,600        545,000           50,000        (317,600)         537,000
                         1999              537,000         57,000                0         (75,000)         519,000

INVENTORY OBSOLESCENCE RESERVE:
                         1997            2,015,133      1,076,296           10,000       (1,116,329)      1,985,100
                         1998            1,985,100      3,290,200                0       (1,646,500)      3,628,800
                         1999            3,628,800      3,460,800                0       (3,600,200)      3,489,400

WARRANTY RESERVE:
                         1997              610,576         25,000          235,000         (308,376)        562,200
                         1998              562,200        661,000          120,000         (448,400)        894,800
                         1999              894,800        826,300                0         (899,700)        821,400

(1) Reserve increases related to the inclusion of newly-acquired businesses.

         (a) 3.   EXHIBITS.

         The exhibits to this Report are listed in the Exhibit Index attached hereto.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 27, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109; Attn.:
Shareholder Relations.

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

         4. Salary Savings Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2) (File No. 33-64962C).

         5.       Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 99.1 to the Company's Registration Statement on Form S-8) (File No. 33-74616).

         6. Employment Agreement dated April 1, 1986 between Joseph C. Levesque and the Company (incorporated by reference to Exhibit
                  10.6 to the Company's Registration Statement on Form SB-2) (File No. 33-64962C).

         7. Letter Agreement dated April 1, 1998 between the Company and Keith E. Williams. (incorporated by reference to Exhibit 10.18 to the Company Form 10-K for the year ended December 31, 1998 (file No. 0-22166)).

         (b)      REPORTS ON FORM 8-K.

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AETRIUM INCORPORATED


Date:  March 27, 2000              By:  /s/ Joseph C. Levesque
                                       --------------------------------------
                                         Joseph C. Levesque
                                         Chief Executive Officer and President
                                         (principal executive officer)

                                   By: /s/ Darnell L. Boehm
                                       --------------------------------------
                                       Darnell L. Boehm
                                       Chief Financial Officer and Secretary
                                       (principal financial and accounting
                                       officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                       Title
---------                                       -----
/s/ Joseph C. Levesque                          Chairman of the Board
----------------------------------
Joseph C. Levesque

/s/ Darnell L. Boehm                            Director
----------------------------------
Darnell L. Boehm

/s/ Terrence W. Glarner                         Director
----------------------------------
Terrence W. Glarner

/s/ Andrew J. Greenshields                      Director
----------------------------------
Andrew J. Greenshields

/s/ Douglas L. Hemer                            Director
----------------------------------
Douglas L. Hemer

/s/ Terrance J. Nagel                           Director
----------------------------------
Terrance J. Nagel

                              AETRIUM INCORPORATED
                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


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

     3.2       Articles of Amendment to the Company's            Incorporated by reference to Exhibit 3.2 to the of
               Articles Incorporation, as amended                Company's Quarterly Report for the quarter ended
                                                                 September 30, 1998 (File No. 0-22166).

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

    10.2       Salary Savings Plan.                              Incorporated by reference to Exhibit 10.3 to the
                                                                 Company's Registration Statement on Form SB-2 (File
                                                                 No. 33-64962C).

    10.3       Form of Incentive Stock Option Agreement.         Incorporated by reference to Exhibit 10.6 to the
                                                                 Company's Annual Report on Form 10-KSB for the year
                                                                 ended December 31, 1993 (File No. 0-22166).

    10.4       Form of Non-Statutory Option Agreement.           Incorporated by reference to Exhibit 10.7 to the
                                                                 Company's Annual Report on Form 10-KSB for the year
                                                                 ended December 31, 1993 (File No. 0-22166).

    10.5       Employment Agreement dated April 1, 1986,         Incorporated by reference to Exhibit 10.6 to the
               between the Company and Joseph C. Levesque.       Company's Registration Statement on Form SB-2 (File
                                                                 No. 33-64962C).

    10.6       Credit Agreement dated August 11, 1989, between   Incorporated by reference to Exhibit 10.7 to the
               Harris Bank and the Company.                      Company's Registration Statement on Form SB-2 (File
                                                                 No. 33-64962C).

  ITEM NO.                    ITEM                                             METHOD OF FILING
  --------                    ----                                             ----------------
    10.7       Lease Agreement, dated July 19, 1995, between     Incorporated by reference to Exhibit 10.12 to the
               KAMKO Investments and the Company                 Company's Registration Statement on Form SB-2 (File
                                                                 No. 33-98040).

    10.8       Amendment to Lease Agreement, dated September     Incorporated by reference to Exhibit 10.13 to the
               26, 1995, between KAMKO Investments and           the Company's Registration Statement on Form SB-2
               (File Company No. 33-98040).

    10.9       Industrial Lease Agreement between Parken         Incorporated by reference to Exhibit 10.14 to the
               Investment Company No. One N.V. and Sym-Tek       Company's Registration Statement on Form SB-2 (File
               Systems, Inc., dated as of July 7, 1994           No. 33-98040).

    10.10      First Amendment to Industrial Lease dated July    Incorporated by reference to Exhibit 10.15 to the
               7, 1994 by and between Parken Investment Co.      Company's Registration Statement on Form SB-2 (File
               No. One N.V. c/o CBS Investment Realty Inc. and   No. 33-98040).
               Aetrium Incorporated

    10.11      Employee Stock Purchase Plan.                     Incorporated by reference to Exhibit 99.1 to the
                                                                 Company's Registration Statement on Form S-8 (File
                                                                 No. 33-74616).

    10.12      Agreement of Sublease, dated January 16, 1990,    Incorporated by reference to Exhibit 10.19 to the
               by and between General Signal Technology          Company's Annual Report on Form 10-KSB for year
               Corporation and E.J. Systems, Inc.                ended December 31, 1995 (File No. 0-22166).

    10.13      Asset Purchase Agreement, dated as of March 20,   Incorporated by reference to Exhibit 2.1 to the
               1998, between Aetrium Incorporated and WEB        Company's Current Report on Form 8-K dated April 15,
               Technology, Inc.                                  1998 (File No. 0-22166).

    10.14      Letter Agreement dated April 1, 1998 between      Incorporated by reference to Exhibit 10.18 to the
               Aetrium Incorporated and Keith E. Williams.       Company's Annual Report on Form 10-K for the year
                                                                 ended December 31, 1998 (File No. 0-22166).

    10.15      Indenture dated June 25, 1998 between KAMKO       Incorporated by reference to Exhibit 10.19 to the
               Investments and the Company.                      Company's Annual Report on Form 10-K for the year
                                                                 ended December 31, 1998 (File No. 0-22166).

  ITEM NO.                    ITEM                                             METHOD OF FILING
  --------                    ----                                             ----------------
    10.16      Standard Industrial/Commercial Single-Tenant      Filed herewith electronically.
               Lease, dated September 18, 1998, between the
               Company and W.H. Pomerado, LLC, including
               addendum and material exhibits to lease.

    10.17      Standard Lease Agreement, dated December 19,      Filed herewith electronically.
               1987, between Crow-Markison 22-27, Limited
               Partnership and WEB Technology, Inc.,
               including all supplements and amendments
               thereto.

    13.1       Excerpts from 1999 Annual Report to               Filed herewith electronically.
               Shareholders.

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