Form 10-Q
period 2000-03-31
AETRIUM INC
filed 2000-05-12
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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
                                          YES      X           NO
                                               -----------         ------------


Number of shares of Common Stock, $.001 par value, outstanding as 9,471,910
of  May 4, 2000                                                   ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
                  December 31, 1999                                                          3-4

                  Consolidated Statements of Operations (unaudited) for the three
                  months ended March 31, 2000 and 1999                                        5

                  Consolidated Statements of Cash Flows (unaudited) for the three
                  months ended March 31, 2000 and 1999                                        6

                  Notes to unaudited consolidated financial statements                       7-9

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    10-12



PART II.  OTHER INFORMATION

       Item 1.     Legal Proceedings                                                         13

       Item 2.     Changes in Securities                                                     13

       Item 3.     Defaults Upon Senior Securities                                           13

       Item 4.     Submission of Matters to a Vote of Security Holders                       13

       Item 5.     Other Information                                                         13

       Item 6.     Exhibits and Reports on Form 8-K                                          13



SIGNATURES                                                                                   14


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        March 31,          December 31,
                                                                          2000                 1999
                                                                   -------------------- --------------------
                                                                       (Unaudited)           (Audited)
                                                                      (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                                                  $10,677              $13,184
   Accounts receivable, net                                                     8,660                8,381
   Inventories                                                                 10,068                9,677
   Deferred taxes                                                               2,357                2,357
   Other current assets                                                           298                  233
                                                                   -------------------- --------------------
      Total current assets                                                     32,060               33,832
                                                                   -------------------- --------------------

Property and equipment:
   Furniture and fixtures                                                       1,636                1,776
   Equipment                                                                    4,601                5,513
                                                                   -------------------- --------------------
                                                                                6,237                7,289
   Less accumulated depreciation and
   amortization                                                                (3,953)              (4,456)
                                                                   -------------------- --------------------
      Property and equipment, net                                               2,284                2,833
                                                                   -------------------- --------------------

Noncurrent deferred taxes                                                      14,343               12,445
Intangible and other assets, net                                               13,624               14,494
                                                                   -------------------- --------------------

                Total assets                                                  $62,311              $63,604
                                                                   ==================== ====================
















        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        March 31,          December 31,
                                                                          2000                 1999
                                                                   -------------------- --------------------
                                                                       (Unaudited)           (Audited)
                                                                      (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                                      $2,766               $1,917
   Accrued compensation                                                         1,127                1,567
   Other accrued liabilities                                                    3,546                2,690
                                                                   -------------------- --------------------
      Total current liabilities                                                 7,439                6,174
                                                                   -------------------- --------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,470,452 and 9,436,035
    shares issued and outstanding, respectively                                     9                    9
   Additional paid-in capital                                                  60,224               59,963
   Accumulated deficit                                                        (5,361)              (2,542)
                                                                   -------------------- --------------------
      Total shareholders' equity                                               54,872               57,430
                                                                   -------------------- --------------------

          Total liabilities and shareholders' equity                          $62,311              $63,604
                                                                   ==================== ====================















        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended March 31,
                                               -----------------------------------------
                                                       2000                 1999
                                               ---------------------- ------------------
                                                (in thousands, except per share data)
Net sales                                                   $10,611             $8,057
Cost of goods sold                                            5,766              4,830
                                               ---------------------- ------------------
   Gross profit                                               4,845              3,227
                                               ---------------------- ------------------

Operating expenses:
    Selling, general, and administrative                      4,294              4,409
    Research and development                                  2,492              2,596
    Special charges                                           2,921                190
                                               ---------------------- ------------------
        Total operating expenses                              9,707              7,195
                                               ---------------------- ------------------

Loss from operations                                        (4,862)            (3,968)
Other income, net                                               163                145
                                               ---------------------- ------------------
Loss before income taxes                                    (4,699)            (3,823)
Income tax benefit                                            1,880              1,529
                                               ---------------------- ------------------

Net loss                                                   $(2,819)           $(2,294)
                                               ====================== ==================

Net loss per common share:
          Basic                                              $(.30)             $(.24)
          Diluted                                            $(.30)             $(.24)

Weighted average common
 shares outstanding :
          Basic                                               9,445              9,484
          Diluted                                             9,445              9,484










        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three months ended March 31,
                                                                              ----------------------------------------
                                                                                     2000                1999
                                                                              ------------------- --------------------
                                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                                            $(2,819)              $(2,294)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                                        690                   959
       Writedown of intangibles                                                             408                     0
       Loss on disposal of equipment and leaseholds                                         405                     0
       Deferred taxes                                                                   (1,888)               (1,592)
       Changes in assets and liabilities:
           Accounts receivable, net                                                       (279)                   804
           Refundable income taxes                                                            0                   353
           Inventories                                                                    (391)                   353
           Other current assets                                                            (65)                    45
           Intangible and other assets                                                       48                    58
           Trade accounts payable                                                           849                 1,278
           Accrued compensation                                                           (440)                 (452)
           Other accrued liabilities                                                        856                 (712)
                                                                              ------------------- ---------------------
           Net cash used in operating activities                                        (2,626)               (1,200)
                                                                              ------------------- ---------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                     (131)                 (148)
                                                                              ------------------- ---------------------
           Net cash used in investing activities                                          (131)                 (148)
                                                                              ------------------- ---------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                               263                    95
   Repurchase of common stock                                                              (13)                 (160)
                                                                              ------------------- ---------------------
          Net cash provided by (used in) financing activities                               250                  (65)
                                                                              ------------------- ---------------------

Net decrease in cash and cash equivalents                                               (2,507)               (1,413)

Cash and cash equivalents at beginning of period                                         13,184                18,133

                                                                              ------------------- ---------------------
Cash and cash equivalents at end of period                                              $10,677               $16,720
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

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in Form 10-K for the year ended December 31, 1999.


2.   NET INCOME (LOSS) PER COMMON SHARE

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


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues, including equipment sales contracts that contain customer acceptance provisions. A substantial portion of the company's sales are subject to customer acceptance provisions. Implementation of the guidance in SAB 101 was initially to be required in the company's fiscal quarter ended March 31, 2000. However, on March 24, 2000, the SEC amended SAB 101 to delay its implementation for three months in order to allow companies more time to study and evaluate the guidance. Management is currently evaluating the impact SAB 101 will have on the company's current accounting policies. If management determines that the implementation of SAB 101 requires a change in the company's revenue recognition policy, the company would likely record a charge for a cumulative effect of a change in accounting principle as of January 1, 2000, in accordance with SAB 101's implementation guidance.

4.   INVENTORIES

     Inventories consist of the following:

                                                                   March 31,     December 31,
                                                                     2000           1999
                                                                    -------        -------
                                                                        (in thousands)

           Purchased parts and completed subassemblies              $ 5,928        $5,182
           Work-in-process                                            2,879         3,040
           Finished goods, including demonstration equipment          1,261         1,455
                                                                    -------        ------
              Total                                                 $10,068        $9,677
                                                                    =======        ======


5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                                   March 31,     December 31,
                                                                     2000           1999
                                                                    -------        -------
                                                                        (in thousands)
           Accrued commissions                                      $   447        $  362
           Accrued warranty                                             748           821
           Customer deposits                                            347           693
           Accrued restructuring costs                                1,230             0
           Other                                                        774           814
                                                                    -------        ------
              Total                                                 $ 3,546        $2,690
                                                                    =======        ======


6.   SPECIAL CHARGES AND RESTRUCTURING ACTIVITIES

    During the quarter ended March 31, 2000, the company restructured its operations to improve manufacturing efficiencies and reduce operating expenses. In January 2000, the company publicly announced and initiated a restructuring plan that included the following:

         1) The company closed its Lawrence, Mass. facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred to the company's North St. Paul facility. The company sold certain assets associated with the Lawrence operation, including its environmental test equipment product line. Consideration received for these assets included the assumption of certain future obligations related to the sold product line and royalties on future sales. Lawrence operations ceased in late March 2000 and the facility will be completed vacated by the end of May 2000.

         2) The company's two operations in Texas were consolidated. Strategically significant manufacturing and development activities being conducted at the Grand Prairie facility were transferred to the company's Dallas facility where operations associated with its WEB Technology product line are located. The transfer was completed in mid-March 2000 and the Grand Prairie facility was closed in late March 2000.

    In conjunction with this restructuring plan, the company recorded special charges of $2.9 million, which included $1.4 million for severance and related benefits, $0.3 million for facility exit costs, $0.8 million for losses on abandoned leaseholds and the sale of assets at the Lawrence facility, and $0.4 million for the write-down of impaired intangibles related to the discontinued operations. The severance and associated benefits are related to the elimination of 85 positions in operations, engineering, sales and administration in Massachusetts and Texas. The affected employees were identified and notified of the terminations and related severance benefits prior to March 31, 2000. The facility exit costs represent primarily building rent and maintenance costs for the Grand Prairie facility for nine months, the estimated period of time needed to sublease the vacated space. The abandoned leaseholds are related to the vacated facilities in Massachusetts and Texas. The loss on the sale of assets at the Lawrence facility included primarily equipment and inventory sold for less than carrying value. The write-down of intangibles is primarily related to patents associated with the environmental test equipment product line that was sold. These patents were written down to estimated fair value based on the present value of estimated future royalty payments.

    The sale of the environmental test equipment product line is not expected to have a long-term, material adverse impact on revenues and margins. Revenues for this product line accounted for less than 5% of the company's fiscal 1999 revenue of $37.2 million and have historically generated lower gross margins relative to the company's other higher volume products. As a result of these restructuring activities, the company has eliminated approximately $1.5 million per quarter in costs associated with personnel, facilities, depreciation, amortization, and other operating expenses. The company estimates that the quarterly cost savings will lower cost of sales by $0.5 million and operating expenses by $1.0 million beginning in the quarter ended June 30, 2000.

Following is a table that summarizes the severance and facility exit restructuring costs which will require future cash expenditures and the associated accrual activity for the three months ended March 31, 2000 (in thousands):

                                                   Severance       Facility
                                                   and Benefits    Exit Costs       Total
                                                   ------------    ----------       -----
           Accrual Balance, December 31, 1999        $     0         $   0         $     0
           Restructuring Charge                        1,375           338           1,713
           Cash Payments                               (427)          (56)           (483)
                                                     -------         -----         -------
           Accrual Balance, March 31, 2000           $   948         $ 282         $ 1,230
                                                     =======         =====         =======


The company recorded a special charge of $0.2 million during the quarter ended March 31, 1999 related to a workforce reduction. This reduction included the termination of 32 employees resulting in an estimated annual cost savings of $1.2 million. The affected employees were identified, notified and terminated prior to March 31, 1999.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS


                 NET SALES. Net sales for the quarter ended March 31, 2000, were $10.6 million, an increase of 32% from the same period in 1999. Test handler sales increased significantly, except for products directed at the memory segment of the market, due to an overall improvement in industry conditions and the introduction of new products. Test handler sales to the memory segment of the market declined from the same period in 1999 due to excess capacity at customer sites. Reliability test product sales increased significantly from the same period a year ago due to continued market acceptance of the Model 1164 test system. Sales of IC Automation products were relatively flat. Sales of environmental test equipment declined as a result of the company's decision to sell this product line.

                 GROSS PROFIT. Gross profit was 45.7% of net sales for the quarter ended March 31, 2000, compared with 40.1 % for the same period in 1999. Gross margins for test handlers increased primarily due to higher sales volume. Gross margins for IC Automation and environmental test equipment declined somewhat compared with the prior year due primarily to product mix and lower sales volumes, respectively.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 2000 were $4.3 million compared with $4.4 million for the comparable period in 1999. Non-cash amortization expense related to intangible assets from business acquisitions amounted to approximately $414,000 for the quarter ended March 31, 2000. Certain general and administrative expenses decreased from the same period in 1999 due to the company's cost reduction measures implemented during 1999. These expense reductions were offset by higher commission expense due to higher sales over the same period in 1999.

                 RESEARCH AND DEVELOPMENT. Research and development expenses amounted to $2.5 million for the quarter ended March 31, 2000 compared to $2.6 million for the comparable period in 1999. As a percentage of net sales, research and development expenses represented 24% of net sales for the quarter ended March 31, 2000 compared with 32% for the same period in 1999.

                 SPECIAL CHARGES. During the quarter ended March 31, 2000, the company restructured its operations to improve manufacturing efficiencies and reduce operating expenses. The restructuring was completed as follows:

                 1) The company closed its Lawrence, Mass. facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred to the company's North St. Paul facility. The company sold certain assets associated with the Lawrence operation, including its environmental test equipment product line. The environmental product line accounted for less than 5% of the company's fiscal 1999 revenue of $37.2 million. Consideration received for these assets was the assumption of certain future obligations related to the assets and royalties on future sales. Lawrence operations ceased in late March 2000 and the facility will be vacated by the end of May 2000.

                 2) The company's two operations in Texas were consolidated. Strategically significant manufacturing and development activities being conducted at the Grand Prairie facility were transferred to the company's Dallas facility where operations associated with its WEB Technology product line are located. The transfer was completed in mid-March 2000 and the Grand Prairie facility was closed in late March 2000.

                 In conjunction with this activity the company incurred special charges of $2.9 million. These amounts include restructuring charges of $1.7 million to cover severance and facility exit costs, and $1.2 million to cover losses incurred on the sale of assets and asset write-downs. Approximately $0.5 million of the $1.7 million restructuring costs had been paid as of March 31, 2000. The $1.2 million to cover losses incurred on the sale of assets and asset write-downs are non-cash charges that do not represent a use of cash.

                 As a result of these restructuring activities, the company has eliminated $1.5 million of manufacturing overhead and operating expenses per quarter. The company has reduced its employee count from 310 on December 31, 1999 to approximately 235 as a result of these activities. The company eliminated positions in operations, engineering, sales and administration to accomplish the restructuring.

                 OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $163,000 for the quarter ended March 31, 2000 compared with $145,000 for the same period in 1999. The increase reflects higher interest rates in the quarter ended March 31, 2000 compared with the same period in 1999.

                 INCOME TAXES. The company recorded an income tax benefit of approximately $1.9 million for the quarter ended March 31, 2000 compared with income tax benefit of $1.5 million for the comparable period in 1999. As of March 31, 2000 the company had $16.7 million of net deferred tax assets. The future realization of these assets is dependent on a return to profitable operations. Management continues to believe it is more likely than not that these deferred tax assets will be realized in future periods.

           FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 As of March 31, 2000, the company had cash and cash equivalents amounting to $10.7 million. The company also has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of March 31, 2000 or December 31, 1999.

                 The company believes its current cash balances and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for the foreseeable future. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.

           BUSINESS RISKS AND UNCERTAINTIES

                 A number of risks and uncertainties exist which could impact the company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, changes in rates of capital spending by semiconductor manufacturers, the company's success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating acquired companies or product lines, and other factors, including those set forth in the company's SEC filings, including its current report on Form 10-K for the year ended December 31, 1999.

           YEAR 2000 ISSUES:
                 Prior to January 1, 2000, the company's internal computer systems had been upgraded and verified as necessary to ensure that they would handle dates and process information accurately in the new millenium. After the millenium change, we did not experience any significant problems as a result of year 2000 issues in our financial reporting, resource planning, or other internal computing systems. We also did not experience any significant problems as a result of year 2000 issues with any of our vendors. In addition, none of our customers advised us of any year 2000 failures with any product or software we installed. Nevertheless, if unanticipated or unremediated year 2000 problems arise, these failures or problems could disrupt our normal business activities and operations. If a year 2000 problem occurs with a supplier or customer, we may have difficulty in determining the cause of the problem. If any products or software sold by us to our customers fails, we could be liable to our customers for damages and costs to the extent that our vendors do not cover these liabilities.

                 Due to the complexity and pervasiveness of the Year 2000 issue and, in particular, the uncertainty regarding potential Year 2000 issues that may arise with third parties, no assurances can be given that there will not be material adverse effects on the business or its results from operations.

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


                                       AETRIUM INCORPORATED
                                       --------------------
                                           (Registrant)



             Date: May 5, 2000         By:      /s/ Joseph C. Levesque
                                               -----------------------
                                               Joseph C. Levesque
                                               Chairman of the Board, President,
                                               and Chief Executive Officer

             Date:  May 5, 2000        By:      /s/ Paul H. Laufer
                                               -------------------
                                               Paul H. Laufer
                                               Vice President of Finance and
                                               Corporate Development