Form 10-Q
period 2000-06-30
AETRIUM INC
filed 2000-08-14
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2000

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
                             YES ___X___  NO _______


Number of shares of Common Stock, $.001 par value,
outstanding as of August 4, 2000                      9,474,566
                                                      ---------

                              AETRIUM INCORPORATED

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

               Consolidated Balance Sheets as of June 30, 2000
               (unaudited) and December 31, 1999                            3-4

               Consolidated Statements of Operations (unaudited) for
               the six months ended June 30, 2000 and 1999                   5

               Consolidated Statements of Cash Flows (unaudited) for
               the six months ended June 30, 2000 and 1999                   6

               Notes to unaudited consolidated financial statements         7-9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-13



PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                            14

     Item 2.   Changes in Securities                                        14

     Item 3.   Defaults Upon Senior Securities                              14

     Item 4.   Submission of Matters to a Vote of Security Holders          14

     Item 5.   Other Information                                            14

     Item 6.   Exhibits and Reports on Form 8-K                            14-15



SIGNATURES                                                                  16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                            June 30,         December 31,
                                             2000               1999
                                        ---------------------------------
                                          (Unaudited)        (Audited)
                                        (in thousands, except share data)
Current Assets:
   Cash and cash equivalents              $    10,007       $    13,184
   Accounts receivable, net                     7,979             8,381
   Inventories                                 10,598             9,677
   Deferred taxes                               2,357             2,357
   Other current assets                           295               233
                                        ---------------------------------
      Total current assets                     31,236            33,832
                                        ---------------------------------

Property and equipment:
   Furniture and fixtures                       1,284             1,776
   Equipment                                    4,699             5,513
                                        ---------------------------------
                                                5,983             7,289
   Less accumulated depreciation and
    amortization                               (3,905)           (4,456)
                                        ---------------------------------
      Property and equipment, net               2,078             2,833
                                        ---------------------------------

Noncurrent deferred taxes                      14,771            12,445
Intangible and other assets, net               13,225            14,494
                                        ---------------------------------

                Total assets              $    61,310       $    63,604
                                        =================================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            June 30,        December 31,
                                                              2000              1999
                                                        ---------------------------------
                                                          (Unaudited)        (Audited)
                                                        (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                 $     3,257       $     1,917
   Accrued compensation                                         1,594             1,567
   Other accrued liabilities                                    3,073             2,690
                                                        ---------------------------------
      Total current liabilities                                 7,924             6,174
                                                        ---------------------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,474,566 and 9,436,035
    shares issued and outstanding, respectively                     9                 9
   Additional paid-in capital                                  60,247            59,963
   Accumulated deficit                                         (6,870)           (2,542)
                                                        ---------------------------------
      Total shareholders' equity                               53,386            57,430
                                                        ---------------------------------

          Total liabilities and shareholders' equity      $    61,310       $    63,604
                                                        =================================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended June 30,          Six months ended June 30,
                                               ---------------------------          -------------------------
                                                  2000              1999              2000              1999
                                            ---------------------------------------------------------------------
                                                           (in thousands, except per share data)
Net sales                                     $    10,855       $     8,013       $    21,466       $    16,070
Cost of goods sold                                  5,827             7,160            11,593            11,990
                                            ---------------------------------------------------------------------
   Gross profit                                     5,028               853             9,873             4,080
                                            ---------------------------------------------------------------------

Operating expenses:
    Selling, general, and administrative            4,241             4,170             8,535             8,579
    Research and development                        1,888             2,486             4,380             5,082
    Special charges                                   920               162             3,841               352
                                            ---------------------------------------------------------------------
        Total operating expenses                    7,049             6,818            16,756            14,013
                                            ---------------------------------------------------------------------

Loss from operations                               (2,021)           (5,965)           (6,883)           (9,933)
Other income, net                                      87               131               250               276
                                            ---------------------------------------------------------------------
Loss before income taxes                           (1,934)           (5,834)           (6,633)           (9,657)
Provision for income taxes                            425             2,331             2,305             3,860
                                            ---------------------------------------------------------------------

Net loss                                      $    (1,509)      $    (3,503)      $    (4,328)      $    (5,797)
                                            =====================================================================



Net loss per common share:
          Basic                               $      (.16)      $      (.37)      $      (.46)      $      (.61)
          Diluted                             $      (.16)      $      (.37)      $      (.46)      $      (.61)

Weighted average common
 shares outstanding:
          Basic                                     9,472             9,484             9,458             9,484
          Diluted                                   9,472             9,484             9,458             9,484



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                       2000              1999
                                                                 ---------------------------------
                                                                           (in thousands)
Cash flows from operating activities:
   Net loss                                                        $    (4,328)      $    (5,797)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                     1,332             1,859
       Write-off of intangibles                                            408                 0
       Loss on disposal of equipment and leaseholds                        475                 0
       Deferred taxes                                                   (2,316)           (4,352)
       Changes in assets and liabilities:
           Accounts receivable, net                                        402               388
           Refundable income taxes                                           0               853
           Inventories                                                    (921)            3,629
           Other current assets                                            (62)                0
           Intangible and other assets                                      48               (14)
           Trade accounts payable                                        1,340               903
           Accrued compensation                                             27              (153)
           Other accrued liabilities                                       383               (95)
                                                                 ---------------------------------
           Net cash used in operating activities                        (3,212)           (2,779)
                                                                 ---------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                     (238)             (215)
                                                                 ---------------------------------
           Net cash used in investing activities                          (238)             (215)
                                                                 ---------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                              286               100
   Repurchase of common stock                                              (13)             (160)
                                                                 ---------------------------------
          Net cash provided by (used in) financing activities              273               (60)
                                                                 ---------------------------------

Net decrease in cash and cash equivalents                               (3,177)           (3,054)

Cash and cash equivalents at beginning of period                        13,184            18,133

                                                                 ---------------------------------
Cash and cash equivalents at end of period                         $    10,007       $    15,079
                                                                 =================================



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


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues, including equipment sales contracts that contain customer acceptance provisions. A substantial portion of the company's sales are subject to customer acceptance provisions. Implementation of the guidance in SAB 101 was initially to be required in the company's fiscal quarter ended March 31, 2000. However, in March 2000, the SEC amended SAB 101 to delay its implementation for three months in order to allow companies more time to study and evaluate the guidance. In June 2000, the SEC amended SAB 101 a second time to delay implementation for calendar year reporting companies to the quarter ending December 31, 2000. Management is currently evaluating the impact SAB 101 will have on the company's current accounting policies. If management determines that the implementation of SAB 101 requires a change in the company's revenue recognition policy, the company would likely record a charge for a cumulative effect of a change in accounting principle in accordance with SAB 101's implementation guidance.

4.   INVENTORIES

     Inventories consist of the following:

                                                         June 30,   December 31,
                                                           2000        1999
                                                           ----        ----
                                                            (in thousands)

      Purchased parts and completed subassemblies         $5,133      $ 5,182
      Work-in-process                                      3,367        3,040
      Finished goods, including demonstration equipment    2,098        1,455
                                                         -------      -------
         Total                                           $10,598      $ 9,677
                                                         =======      =======


5.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                         June 30,   December 31,
                                                           2000        1999
                                                           ----        ----
                                                            (in thousands)

      Accrued commissions                                $   397      $   362
      Accrued warranty                                       807          821
      Customer deposits                                       86          693
      Accrued restructuring costs                          1,064            0
      Other                                                  719          814
                                                         -------      -------
         Total                                           $ 3,073      $ 2,690
                                                         =======      =======


6.   SPECIAL CHARGES

     Operating results for the quarter ended June 30, 2000 include an inventory write-down of $450,000 included in cost of goods sold. In June 2000 the company made a decision to discontinue marketing and manufacturing its oldest DRAM test handler, the model M3200. As a result of this decision, all inventory related to production of the M3200 was written down to its scrap value and is expected to be disposed of before December 31, 2000.

     The company also recorded special charges of $920,000 that were included in operating expenses for the three months ended June 30, 2000. On June 29, 2000 the company announced that it will transfer its manufacturing and certain administrative functions performed at its San Diego, CA operation to its North St. Paul, MN operation. As a result of these activities, the company now plans to manufacture its new DTX series of test handlers at North St. Paul rather than San Diego. In the future, the San Diego operation will focus exclusively on engineering and marketing activities. The San Diego operation will move into a different facility with substantially less space, and the company will vacate and sublease the facility that it currently occupies. The company decided to transfer these activities because the North St. Paul facility is a more mature manufacturing facility that is better positioned to handle a rapid production ramp-up for a new series of test handlers.

     Special charges related to this decision consisted of the following items: a restructuring charge of $701,000 (including $323,000 for severance and related benefits and $378,000 for facility exit costs) and $70,000 for the write-down of related assets to net realizable value. The severance and associated benefits are related to the elimination of 20 positions in operations, engineering, accounting and administration. The affected employees were identified and notified of the terminations and related severance benefits prior to June 30, 2000. The facility exit costs represent primarily a portion of building rent and related expenses for unutilized space for six months, the estimated period of time needed to sublease and vacate the facility.

     These activities are not expected to have an adverse impact on revenues and margins. Revenue should not be affected, and the company will generate quarterly operating cost savings of about $350,000. The savings consist of compensation and building-related expenses. The company plans to hire additional personnel at its North St. Paul facility to accommodate production of the DTX series of test handlers. Consequently, these costs will offset these savings to some extent in the future. The transfer of manufacturing and certain administrative functions from San Diego to North St. Paul is expected to be complete by approximately October 2000.

     Special charges recorded in the second quarter also include $149,000 of costs incurred related to transferring certain development activities from the company's Lawrence, MA facility to its North St. Paul facility. These costs consisted primarily of relocation expenses. The Lawrence facility was closed in the first quarter. The transfer of development activities from Lawrence to North St. Paul was completed in the quarter ended June 30, 2000.

     In the quarter ended March 31, 2000, the company recorded a restructuring charge related to closing its Lawrence, MA facility and consolidating its two operations in Texas. This charge included a $1.4 million accrual for severance and related benefits and a $0.3 million accrual for facility exit costs. Following is a table that summarizes the severance and facility exit restructuring costs which will require future cash expenditures and the associated accrual activity for the six months ended June 30, 2000 (in thousands):

                                             Severance
                                                And        Facility
                                              Benefits    Exit Costs     Total
                                              --------    ----------     -----
      Accrual Balance, December 31, 1999       $    0      $    0       $     0
      Restructuring Charge - First Quarter      1,375         338         1,713
      Cash Payments                              (427)        (56)         (483)
                                               ------      ------       -------
      Accrual Balance, March 31, 2000             948         282         1,230
      Restructuring Charge - Second Quarter       323         378           701
      Cash Payments                              (751)       (116)         (867)
                                               ------      ------       -------
      Accrual Balance, June 30, 2000           $  520      $  544       $ 1,064
                                               ======      ======       =======

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS

          NET SALES. Net sales for the six months ended June 30, 2000 were $21.5 million, a 34% increase from the same period in 1999. Net sales for the quarter ended June 30, 2000, were $10.9 million, an increase of 35% from the same period in 1999. Test handler sales increased significantly, except for products directed at the memory segment of the market, due to an overall improvement in industry conditions and the introduction of new products. Test handler sales to the memory segment of the market declined from the same period in 1999 due to excess capacity at customer sites. Reliability test product sales increased significantly from the same period a year ago due to continued market acceptance of the Model 1164 test system. Sales of the company's IC Automation and environmental test product lines increased compared to the same period in 1999 due to an overall improvement in industry conditions. The company did not generate any sales of environmental test equipment in the three months ended June 30, 2000 because this product line was sold in the first quarter of 2000.

          GROSS PROFIT. Gross profit was 46.0% of net sales for the six months ended June 30, 2000, compared to 25.4% for the comparable period a year ago. Gross profit includes special inventory write-down charges of $450,000 for the six months ended June 30, 2000 and $2.5 million for the six months ended June 30, 1999. The inventory charge of $450,000 in the quarter ended June 30, 2000 is related to management's decision, made in June 2000, to discontinue marketing and manufacturing its oldest DRAM test handler, the model M3200. As a result of this decision, all inventory related to production of the M3200 was written down to its scrap value and is expected to be disposed of before December 31, 2000. Excluding special inventory charges, gross profit was 48.1% for the six months ended June 30, 2000 versus 40.9% for the six months ended June 30, 1999. Including the inventory charges, gross profit was 46.3% of net sales for the quarter ended June 30, 2000, compared to 10.6% for the same period in 1999. Excluding the inventory charges, gross profit was 50.5% for the quarter ended June 30, 2000 versus 41.8% for the same period a year ago. Margins for all of the company's product lines increased for the three months ended June 30, 2000 due to higher sales volumes and the elimination of underutilized manufacturing capacity that resulted from restructuring activity in the first quarter of 2000.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 2000 were $8.5 million compared to $8.6 million for the same period in 1999. Selling, general and administrative expenses for the quarter ended June 30, 2000 were $4.2 million, similar to the comparable period in 1999. Non-cash amortization expense related to intangible assets from business acquisitions amounted to approximately $813,000 and $399,000 for the six months and three months ended June 30, 2000, respectively. Certain general and administrative expenses decreased in the three months ended June 30, 2000 from the same period in 1999 due to the company's cost reduction measures implemented during the first quarter of 2000. These expense reductions were offset by higher sales and marketing expense that resulted from higher sales over the same period in 1999.

          RESEARCH AND DEVELOPMENT. Research and development expenses were $4.4 million for the six months ended June 30, 2000 compared with $5.1 million for the comparable period in 1999, a 14% decrease. Research and development expenses amounted to $1.9 million for the quarter ended June 30, 2000 compared to $2.5 million for the comparable period in 1999. As a percentage of net sales, research and development expenses represented 17% of net sales for the quarter ended June 30, 2000 compared to 31% for the same period in 1999. The reduction is primarily attributable to the company's restructuring activities in the first quarter of 2000.

          SPECIAL CHARGES. Special charges for the six months ended June 30, 2000 were $3.8 million compared to $352,000 for the same period in 1999. For the three months ended June 30, 2000 special charges were $920,000 compared to $162,000 in the same period a year ago.

          On June 29, 2000, the company announced that it is transferring manufacturing and certain administrative functions performed at its San Diego, CA operation to its North St. Paul, MN operation. As a result of these activities, the company now plans to manufacture its new DTX series of test handlers at North St. Paul rather than San Diego. In the future, the San Diego operation will focus exclusively on engineering and marketing activities. The San Diego operation will move into a different facility with substantially less space, and the company will sublease the space currently occupied by the San Diego operation. The company decided to transfer these activities because the North St. Paul facility is a more mature manufacturing facility better positioned to handle a rapid production ramp-up for a new series of test handlers.

          Special charges related to the transfer of certain activities from San Diego to North St. Paul include the following items: $323,000 for severance and related benefits, $378,000 for facility exit costs and $70,000 for the write-down of related assets to net realizable value. The severance and associated benefits are related to the elimination of 20 positions in operations, engineering, accounting and administration. The affected employees were identified and notified of the terminations and related severance benefits prior to June 30, 2000. The facility exit costs represent primarily a portion of building rent and related expenses for unutilized space for six months, the estimated period of time needed to sublease and vacate the facility. Special charges for the quarter also include $149,000 of costs incurred, consisting primarily of relocation expenses, related to transferring certain development activities from the company's Lawrence, MA facility to its North St. Paul facility. The Lawrence facility was closed in the first quarter.

          As a result of transferring certain activities from San Diego to North St. Paul, the company will generate quarterly operating cost savings of about $350,000. The savings consist of compensation and building-related expenses. The company plans to hire additional personnel at its North St. Paul facility to accommodate production of the DTX series of test handlers. Consequently, these costs will offset these savings to some extent in the future. The transfer of manufacturing and certain administrative functions from San Diego to North St. Paul is expected to be complete by approximately October 2000.

          During the quarter ended March 31, 2000, the company restructured its operations to improve manufacturing efficiencies and reduce operating expenses. The restructuring was completed as follows:

           1) The company closed its Lawrence, Mass. facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred to the company's North St. Paul facility. The company sold certain assets associated with the Lawrence operation, including its environmental test equipment product line. The environmental product line accounted for less than 5% of the company's fiscal 1999 revenue of $37.2 million. Consideration received for these assets was the assumption of certain future obligations related to the assets and royalties on future sales. Lawrence operations ceased in late March 2000 and the facility was vacated by the end of May 2000.

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

           In conjunction with these activities, the company incurred special charges of $2.9 million. These amounts included restructuring charges of $1.7 million to cover severance and facility exit costs, and $1.2 million to cover losses incurred on the sale of assets and asset write-downs.

           As a result of the first quarter restructuring activities, the company eliminated approximately $1.5 million of manufacturing overhead and operating expenses per quarter being incurred at the Lawrence and Grand Prairie facilities. The company reduced its employee count from 310 on December 31, 1999 to approximately 235 on March 31, 2000 as a result of these activities. Positions in operations, engineering, sales and administration were eliminated to accomplish these restructuring activities. However, certain employees at the Lawrence and Grand Prairie facilities were transferred to the company's No. St. Paul and Dallas operating locations to continue development efforts on new products that had been initially developed and were being worked on at these facilities when the restructuring activities were initiated. Consequently, these costs offset to some extent the savings realized at the closed facilities.

           OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $250,000 for the six months ended June 30, 2000 compared to $276,000 for the same period in 1999. Other income, net amounted to $87,000 for the quarter ended June 30, 2000 compared with $131,000 for the same period in 1999. The decrease reflects lower average cash balances in the six month and three month periods ended June 30, 2000 compared with the same periods in 1999.

           INCOME TAXES. The company recorded an income tax benefit of $2.3 million for the six months ended June 30, 2000 compared with income tax benefit of $3.9 million for the comparable period in 1999. For the three months ended June 30, 2000 the company recorded an income tax benefit of $425,000 compared to an income tax benefit $2.3 million in the same period a year ago. As of June 30, 2000 the company had $17.1 million of net deferred tax assets. The future realization of these assets is dependent on a return to profitable operations. Management continues to believe it is more likely than not that these deferred tax assets will be realized in future periods.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 2000, the company had cash and cash equivalents amounting to $10.0 million. The company also has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of June 30, 2000 or December 31, 1999.

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

        YEAR 2000 ISSUES:
           Prior to January 1, 2000, the company's internal computer systems had been upgraded and verified as necessary to ensure that they would handle dates and process information accurately in the new millenium. After the millenium change, we have not experienced any significant problems as a result of year 2000 issues in our financial reporting, resource planning, or other internal computing systems. We also have not experienced any significant problems as a result of year 2000 issues with any of our vendors. In addition, none of our customers have advised us of any year 2000 failures with any product or software we installed. Nevertheless, if unanticipated or unremediated year 2000 problems arise, these failures or problems could disrupt our normal business activities and operations. If a year 2000 problem occurs with a supplier or customer, we may have difficulty in determining the cause of the problem. If any products or software sold by us to our customers fails, we could be liable to our customers for damages and costs to the extent that our vendors do not cover these liabilities.

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

                 None.


       Item 3.   Defaults on Senior Securities

                 None.


       Item 4.   Submissions of Matters to a Vote of Security Holders

                 On May 23, 2000 the company held its Annual Shareholder Meeting at which the following matters were voted upon.

                 1. The shareholders elected the following individuals to serve as members of the Board of Directors:

                                                    Votes for     Votes Withheld
                                                    ---------     --------------
                        Joseph C. Levesque          8,259,258         77,148
                        Darnell L. Boehm            8,255,344         81,062
                        Terrence W. Glarner         8,259,458         76,948
                        Andrew J. Greenshields      8,259,458         76,948
                        Douglas L. Hemer            8,255,806         80,600
                        Terrance J. Nagel           8,255,538         80,868


       Item 5.   Other Information

                 None.


       Item 6.   Exhibits and Reports on Form 8-K

                 (a)  Exh 27 - Financial Data Schedule.

                 (b)  Reports on Form 8-K

                 On June 15, 2000 the company filed an amendment to its current report on form 8 K/A, as initially filed on April 15, 1998 and amended on June 15, 1998 and June 18, 1998. The amendment was filed to expand the disclosure made in certain footnotes to the financial statements of the equipment division of WEB Technology, Inc. (the acquired business referred to in the report) for the year ended December 31, 1997 and the three months ended March 31, 1998.

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


                                              AETRIUM INCORPORATED
                                              --------------------
                                                  (Registrant)



          Date: August 9, 2000       By:    /s/ Joseph C. Levesque
                                           -------------------------------------
                                           Joseph C. Levesque
                                           Chairman of the Board, President, and
                                           Chief Executive Officer

          Date: August 9, 2000       By:    /s/ Paul H. Laufer
                                           -------------------------------------
                                           Paul H. Laufer
                                           Vice President of Finance and
                                           Corporate Development