Form 10-Q
period 2000-09-30
AETRIUM INC
filed 2000-11-14
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                          Commission File No. 000-22166



                              AETRIUM INCORPORATED
             (Exact name of registrant as specified in its charter)



                 MINNESOTA
        (State or other jurisdiction
            of incorporation or                         41-1439182
               organization)                (I.R.S. Employer Identification No.)


2350 HELEN STREET, NO. ST. PAUL, MINNESOTA                55109
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
                           YES ____X____  NO _________


Number of shares of Common Stock, $.001 par value,           9,474,566
outstanding as of November 4, 2000                           ---------

                              AETRIUM INCORPORATED

                                      INDEX



                                                                                            PAGE
PART I.  FINANCIAL INFORMATION
       Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                  and December 31, 1999                                                      3-4

                  Consolidated Statements of Operations (unaudited) for the nine
                  months ended September 30, 2000 and 1999                                    5

                  Consolidated Statements of Cash Flows (unaudited) for the nine
                  months ended September 30, 2000 and 1999                                    6

                  Notes to unaudited consolidated financial statements                      7-10

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    11-15



PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings                                                           16

       Item 2.    Changes in Securities                                                       16

       Item 3.    Defaults Upon Senior Securities                                             16

       Item 4.    Submission of Matters to a Vote of Security Holders                         16

       Item 5.    Other Information                                                           16

       Item 6.    Exhibits and Reports on Form 8-K                                            16



SIGNATURES                                                                                    17


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      September 30,     December 31,
                                                          2000              1999
                                                 -------------------------------------
                                                       (Unaudited)           (Audited)
                                                  (in thousands, except share data)
Current Assets:
   Cash and cash equivalents                          $      7,847      $     13,184
   Accounts receivable, net                                 11,688             8,381
   Inventories                                              10,724             9,677
   Deferred taxes                                            2,357             2,357
   Other current assets                                         77               233
                                                 -------------------------------------
      Total current assets                                  32,693            33,832
                                                 -------------------------------------

Property and equipment:
   Furniture and fixtures                                    1,281             1,776
   Equipment                                                 4,320             5,513
                                                 -------------------------------------
                                                             5,601             7,289
   Less accumulated depreciation and
    amortization                                            (3,584)           (4,456)
                                                 -------------------------------------
      Property and equipment, net                            2,017             2,833
                                                 -------------------------------------

Noncurrent deferred taxes                                   14,318            12,445
Intangible and other assets, net                            12,794            14,494
                                                 -------------------------------------

                Total assets                          $     61,822      $     63,604
                                                 =====================================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         September 30,      December 31,
                                                             2000              1999
                                                      -----------------------------------
                                                          (Unaudited)        (Audited)
                                                       (in thousands, except share data)
Current liabilities:
   Trade accounts payable                                $      3,331      $      1,917
   Accrued compensation                                         1,444             1,567
   Other accrued liabilities                                    2,946             2,690
                                                      -----------------------------------
      Total current liabilities                                 7,721             6,174
                                                      -----------------------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000
    shares authorized; 9,474,566 and 9,436,035
    shares issued and outstanding, respectively                     9                 9
   Additional paid-in capital                                  60,247            59,963
   Accumulated deficit                                         (6,155)           (2,542)
                                                      -----------------------------------
      Total shareholders' equity                               54,101            57,430
                                                      -----------------------------------

          Total liabilities and shareholders' equity     $     61,822      $     63,604
                                                      ===================================



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three months ended September 30,      Nine months ended September 30,
                                          ----------------------------------    ---------------------------------
                                                 2000              1999              2000              1999
                                          -----------------------------------------------------------------------
                                                              (in thousands, except per share data)
Net sales                                    $     12,781      $     10,106      $     34,247      $     26,176
Cost of goods sold                                  5,601             5,753            17,194            17,743
                                          -----------------------------------------------------------------------
   Gross profit                                     7,180             4,353            17,053             8,433
                                          -----------------------------------------------------------------------

Operating expenses:
    Selling, general, and administrative            4,382             4,768            12,917            13,347
    Research and development                        2,183             2,265             6,563             7,347
    Special charges (credits)                        (436)                0             3,405               352
                                          -----------------------------------------------------------------------
        Total operating expenses                    6,129             7,033            22,885            21,046
                                          -----------------------------------------------------------------------

Income (loss) from operations                       1,051            (2,680)           (5,832)          (12,613)
Other income, net                                      66               143               316               419
                                          -----------------------------------------------------------------------
Income (loss) before income taxes                   1,117            (2,537)           (5,516)          (12,194)
Provision for income taxes                           (402)            1,015             1,903             4,875
                                          -----------------------------------------------------------------------

Net income (loss)                            $        715      $     (1,522)     $     (3,613)     $     (7,319)
                                          =======================================================================

Net income (loss) per common share:
          Basic                              $        .08      $       (.16)     $       (.38)     $       (.77)
          Diluted                            $        .08      $       (.16)     $       (.38)     $       (.77)

Weighted average common
 shares outstanding :
          Basic                                     9,475             9,475             9,464             9,481
          Diluted                                   9,510             9,475             9,464             9,481



        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine months ended September 30,
                                                              ------------------------------------
                                                                      2000              1999
                                                              ------------------------------------
                                                                         (in thousands)
Cash flows from operating activities:
   Net loss                                                       $     (3,613)     $     (7,319)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                     1,976             2,684
       Write-off of intangibles                                            179                 0
       Loss on disposal of equipment and leaseholds                        709                 0
       Deferred taxes                                                   (1,863)           (5,692)
       Changes in assets and liabilities:
           Accounts receivable, net                                     (3,307)             (603)
           Refundable income taxes                                           0             3,182
           Inventories                                                  (1,047)            3,778
           Other current assets                                            156                77
           Intangible and other assets                                      79                47
           Trade accounts payable                                        1,414             1,891
           Accrued compensation                                           (123)             (228)
           Other accrued liabilities                                       256              (178)
                                                              ------------------------------------
           Net cash used in operating activities                        (5,184)           (2,361)
                                                              ------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                     (426)             (290)
                                                              ------------------------------------
           Net cash used in investing activities                          (426)             (290)
                                                              ------------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                              286               101
   Repurchase of common stock                                              (13)             (500)
                                                              ------------------------------------
          Net cash provided by (used in) financing activities              273              (399)
                                                              ------------------------------------

Net decrease in cash and cash equivalents                               (5,337)           (3,050)

Cash and cash equivalents at beginning of period                        13,184            18,133

                                                              ------------------------------------
Cash and cash equivalents at end of period                        $      7,847      $     15,083
                                                              ====================================



         See accompanying notes to the consolidated financial statements

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

4.       INVENTORIES

         Inventories consist of the following:

                                                                  September 30,        December 31,
                                                                      2000                 1999
                                                                     -------              ------
                                                                           (in thousands)
           Purchased parts and completed subassemblies               $ 5,510              $5,182
           Work-in-process                                             2,962               3,040
           Finished goods, including demonstration equipment           2,252               1,455
                                                                     -------              ------
              Total                                                  $10,724              $9,677
                                                                     =======              ======


5.       OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

                                              September 30,        December 31,
                                                   2000               1999
                                                  ------             ------
                                                       (in thousands)

           Accrued commissions                    $  944              $ 362
           Accrued warranty                          506                821
           Customer deposits                         243                693
           Accrued restructuring costs               558                  0
           Other                                     695                814
                                                  ------             ------
              Total                               $2,946             $2,690
                                                  ======             ======


6.       SPECIAL CHARGES AND CREDITS

         THIRD QUARTER 2000
         The company recorded a special credit of $436,000 in the quarter ended September 30, 2000. The credit consisted primarily of $367,000 of proceeds from the sale of future royalty rights during the quarter. The royalty rights had been obtained in connection with the sale of the company's environmental test equipment product line which was sold in the first quarter of 2000 when the company discontinued its operations in Lawrence, MA. The credit recorded in the quarter ended September 30, 2000 is summarized below ($ in thousands):

                   Proceeds from sale of royalty rights              $ (367)
                   Other, net                                           (69)
                                                                       -----
                   Total special credit, net                         $ (436)
                                                                     =======

         The special items recorded in the quarter ended September 30, 2000 are not expected to have a significant impact on future operating results.

         SECOND QUARTER 2000
         In the quarter ended June 30, 2000 the company recorded an inventory write-down of $450,000 in cost of goods sold related to its decision to discontinue marketing and manufacturing its oldest DRAM test handler, the model M3200. As a result of this decision, all inventories related to the production of the M3200 were written down to scrap value and are expected to be disposed of by December 31, 2000.

         On June 29, 2000, the company announced that it would transfer manufacturing and certain administrative functions at its San Diego, CA facility to its North St. Paul, MN operation, including the manufacturing of its DTX series of test handlers. The restructuring plan included a workforce reduction, subleasing the company's 45,000 square foot building, and transferring the remaining marketing and engineering personnel to a smaller facility in the San Diego area. The special charges recorded in the quarter ended June 30, 2000 are summarized below ($ in thousands):

                  Restructuring charges:
                          Severance and related benefits costs             $323
                          Facility exit costs                               378
                                                                            ---
                            Total restructuring charges                     701
                  Write-down leaseholds                                      70
                  Other restructuring expenses incurred                     149
                                                                            ---
                  Total special charges                                    $920
                                                                           ====

         The severance and associated benefits are related to the elimination of 20 positions in San Diego in manufacturing, engineering, accounting and administration. The affected employees were identified and notified of the terminations and related severance benefits prior to June 30, 2000. The facility exit costs represented primarily building rent and related expenses for unutilized space until the 45,000 square foot building could be sublet.

         As a result of transferring these activities from San Diego to North St. Paul, the company reduced quarterly operating costs by approximately $350,000 consisting primarily of compensation and building-related expenses. The company plans to hire additional personnel at its North St. Paul facility to support the DTX test handler product line. Consequently, these additional costs will offset the San Diego savings to some extent in the future. The transfer of manufacturing and certain administrative functions from San Diego to North St. Paul was substantially completed in October 2000.

         Special charges recorded in the second quarter also included $149,000 of costs incurred related to transferring certain activities from the company's discontinued Lawrence, MA operation to North St. Paul, MN. These costs consisted primarily of relocation expenses. Lawrence operations ceased in the first quarter and the transfer of certain assets and employees from Lawrence to North St. Paul was completed in the second quarter.

         FIRST QUARTER 2000
         During the quarter ended March 31, 2000, the company announced plans to restructure certain operations to improve manufacturing efficiencies and reduce operating expenses. The restructuring activities included the following:

                  1) The company closed its Lawrence, MA. facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred to the company's North St. Paul facility. The company sold certain assets associated with the Lawrence operation, including its environmental test equipment product line. The environmental test equipment product line accounted for less than 5% of the company's fiscal 1999 revenue of $37.2 million. Consideration received for these assets was the buyer's assumption of certain future obligations related to the sold product line and royalties on future sales. Lawrence operations ceased in late March 2000 and the facility was vacated in May 2000.

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

                  The restructuring plan included a workforce reduction and a plan to sublease the company's Grand Prairie facility. The special charges recorded in the quarter ended March 31, 2000 are summarized below ($ in thousands):

                     Restructuring charges:
                             Severance and related benefits costs                $1,375
                             Facility exit costs                                    338
                                                                                 ------
                               Total restructuring charges                        1,713
                     Non-cash asset write-downs to net realizable value and
                     losses on the sale of business assets                        1,208
                                                                                 ------
                     Total special charges                                       $2,921
                                                                                 ======

                  As a result of the first quarter restructuring activities, the company eliminated approximately $1.5 million of manufacturing overhead and operating expenses per quarter. The company reduced its employee count from 310 on December 31, 1999 to approximately 235 after completion of the restructuring, including the elimination of positions in manufacturing, engineering, sales and administration.

                  Following is a table that summarizes the severance and facility exit restructuring charges accrued and the associated reserve activity for the nine months ended September 30, 2000 ($ in thousands):

                                                                    Severance       Facility
                                                                   And Benefits    Exit Costs    Total
                                                                   ------------    ----------    -----
                    Accrual Balance, December 31, 1999                $    0         $   0      $    0
                        Restructuring Charge - First Quarter           1,375           338       1,713
                        Cash Payments                                   (427)          (56)       (483)
                                                                      ------         -----      ------
                    Accrual Balance, March 31, 2000                      948           282       1,230

                        Restructuring Charge - Second Quarter            323           378         701
                        Cash Payments                                   (751)         (116)       (867)
                                                                      ------         -----      ------
                    Accrual Balance, June 30, 2000                       520           544       1,064

                        Reserve Adjustment - Third Quarter                31             0          31
                        Cash Payments                                   (348)         (189)       (537)
                                                                      ------         -----      ------
                    Accrual Balance, September 30, 2000               $  203         $ 355      $  558
                                                                      ======         =====      ======

7.       SUBSEQUENT EVENT

         In October 2000, the company announced its intention to transfer its remaining engineering operations related to the DTX test handler program in San Diego, CA to its North St. Paul, MN operation. The company anticipates it will finalize a restructuring plan before December 31, 2000 and expects to include special charges for severance and other restructuring costs in its fourth quarter operating results.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                  NET SALES. Net sales for the nine months ended September 30, 2000 were $34.2 million, a 31% increase from the same period in 1999. Net sales for the quarter ended September 30, 2000, were $12.8 million, an increase of 26% from the same period in 1999. Test handler sales increased significantly over the prior year, except for test handlers directed at the memory segment of the market, due to an overall improvement in industry conditions and the introduction of new products. Test handler sales to the memory segment of the market declined due to market conditions and the company's decision in the second quarter of 2000 to discontinue marketing and manufacturing its model M3200 test handler for DRAM applications. Reliability test product sales increased significantly over the prior year due to continued market acceptance of the Model 1164 test system. Sales of the company's IC Automation products increased compared to the prior year due to an overall improvement in industry conditions. The company did not generate any sales of environmental test equipment in the three months ended September 30, 2000 because this product line was sold in the first quarter of 2000.

                  GROSS PROFIT. Gross profit was 49.8% of net sales for the nine months ended September 30, 2000, compared to 32.2% for the comparable period a year ago. Gross profit includes special inventory write-down charges of $450,000 for the nine months ended September 30, 2000 and $2.5 million for the nine months ended September 30, 1999. Excluding special inventory charges, gross profit was 51.1% for the nine months ended September 30, 2000 versus 41.8% for the nine months ended September 30, 1999. Gross profit was 56.2% of net sales for the quarter ended September 30, 2000, compared to 43.1% for the same period in 1999. Margins for all of the company's product lines increased for the three months ended September 30, 2000 due to higher sales volumes, improved revenue mix and the elimination of underutilized manufacturing capacity that resulted from restructuring activities in the first half of 2000.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $12.9 million compared to $13.3 million for the same period in 1999, a 3% decrease. Selling, general and administrative expenses for the quarter ended September 30, 2000 were $4.4 million compared to $4.8 million in the comparable period in 1999. Non-cash amortization expense related to intangible assets from business acquisitions amounted to approximately $1.2 million and $0.4 million for the nine months and three months ended September 30, 2000, respectively. Certain general and administrative expenses decreased in the three months ended September 30, 2000 from the same period in 1999 due to the company's cost reduction measures implemented during the first quarter of 2000. These expense reductions were offset somewhat by higher selling expenses, primarily commissions, resulting from higher sales over the same period in 1999.

                  RESEARCH AND DEVELOPMENT. Research and development expenses were $6.6 million for the nine months ended September 30, 2000 compared with $7.3 million for the comparable period in 1999, an 11% decrease. Research and development expenses amounted to $2.2 million for the quarter ended September 30, 2000 compared to $2.3 million for the comparable period in 1999. As a percentage of net sales, research and development expenses represented 17% of net sales for the quarter ended September 30, 2000 compared to 22% for the same period in 1999. The reduction is primarily attributable to the company's restructuring activities in the first quarter of 2000. Over time, the company expects research and development expenses to approximate 13% to 15% of net sales.

                  SPECIAL CHARGES AND CREDITS.

                  THIRD QUARTER 2000
                  The company recorded a special credit of $436,000 in the quarter ended September 30, 2000. The credit consisted primarily of $367,000 of proceeds from the sale of future royalty rights during the quarter. The royalty rights had been obtained in connection with the sale of the company's environmental test equipment product line which was sold in the first quarter of 2000 when the company discontinued its operations in Lawrence, MA. The credit recorded in the quarter ended September 30, 2000 is summarized below ($ in thousands):

                       Proceeds from sale of royalty rights              $ (367)
                       Other, net                                           (69)
                                                                         -------
                       Total special credit, net                         $ (436)
                                                                         =======

                  The special items recorded in the quarter ended September 30, 2000 are not expected to have a significant impact on future operating results.

                  SECOND QUARTER 2000
                  In the quarter ended June 30, 2000 the company recorded an inventory write-down of $450,000 in cost of goods sold related to its decision to discontinue marketing and manufacturing its oldest DRAM test handler, the model M3200. As a result of this decision, all inventories related to the production of the M3200 were written down to scrap value and are expected to be disposed of by December 31, 2000.

                  On June 29, 2000, the company announced that it would transfer manufacturing and certain administrative functions at its San Diego, CA facility to its North St. Paul, MN operation, including the manufacturing of its DTX series of test handlers. The restructuring plan included a workforce reduction, subleasing the company's 45,000 square foot building, and transferring the remaining marketing and engineering personnel to a smaller facility in the San Diego area. The special charges recorded in the quarter ended June 30, 2000 are summarized below ($ in thousands):

                        Restructuring charges:
                                Severance and related benefits costs        $323
                                Facility exit costs                          378
                                                                             ---
                                  Total restructuring charges                701
                        Write-down leaseholds                                 70
                        Other restructuring expenses incurred                149
                                                                             ---
                        Total special charges                               $920
                                                                            ====

                  The severance and associated benefits are related to the elimination of 20 positions in San Diego in manufacturing, engineering, accounting and administration. The affected employees were identified and notified of the terminations and related severance benefits prior to June 30, 2000. The facility exit costs represented primarily building rent and related expenses for unutilized space until the 45,000 square foot building could be sublet.

                  As a result of transferring these activities from San Diego to North St. Paul, the company reduced quarterly operating costs by approximately $350,000 consisting primarily of compensation and building-related expenses. The company plans to hire additional personnel at its North St. Paul facility to support the DTX test handler product line. Consequently, these additional costs will offset the San Diego savings to some extent in the future. The transfer of manufacturing and certain administrative functions from San Diego to North St. Paul was substantially completed in October 2000.

                  Special charges recorded in the second quarter also included $149,000 of costs incurred related to transferring certain activities from the company's discontinued Lawrence, MA operation to North St. Paul, MN. These costs consisted primarily of relocation expenses. Lawrence operations ceased in the first quarter and the transfer of certain assets and employees from Lawrence to North St. Paul was completed in the second quarter.

                  FIRST QUARTER 2000
                  During the quarter ended March 31, 2000, the company announced plans to restructure certain operations to improve manufacturing efficiencies and reduce operating expenses. The restructuring activities included the following:

                  1) The company closed its Lawrence, MA. facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred to the company's North St. Paul facility. The company sold certain assets associated with the Lawrence operation, including its environmental test equipment product line. The environmental test equipment product line accounted for less than 5% of the company's fiscal 1999 revenue of $37.2 million. Consideration received for these assets was the buyer's assumption of certain future obligations related to the sold product line and royalties on future sales. Lawrence operations ceased in late March 2000 and the facility was vacated in May 2000.

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

                  The restructuring plan included a workforce reduction and a plan to sublease the company's Grand Prairie facility. The special charges recorded in the quarter ended March 31, 2000 are summarized below ($ in thousands):

                           Restructuring charges:
                                   Severance and related benefits costs                $1,375
                                   Facility exit costs                                    338
                                                                                          ---
                                     Total restructuring charges                        1,713
                           Non-cash asset write-downs to net realizable value and
                           losses on the sale of business assets                        1,208
                                                                                        -----
                           Total special charges                                       $2,921
                                                                                       ======

                  As a result of the first quarter restructuring activities, the company eliminated approximately $1.5 million of manufacturing overhead and operating expenses per quarter. The company reduced its employee count from 310 on December 31, 1999 to approximately 235 after completion of the restructuring, including the elimination of positions in manufacturing, engineering, sales and administration.

                  Following is a table that summarizes the severance and facility exit restructuring charges accrued and the associated reserve activity for the nine months ended September 30, 2000 ($ in thousands):

                                                                    Severance       Facility
                                                                   And Benefits    Exit Costs     Total
                                                                   ------------    ----------     -----
                    Accrual Balance, December 31, 1999                $    0         $   0       $    0
                        Restructuring Charge - First Quarter           1,375           338        1,713
                        Cash Payments                                   (427)          (56)        (483)
                                                                      ------          ----       ------
                    Accrual Balance, March 31, 2000                      948           282        1,230

                        Restructuring Charge - Second Quarter            323           378          701
                        Cash Payments                                   (751)         (116)        (867)
                                                                      ------         -----       ------
                    Accrual Balance, June 30, 2000                    $  520         $ 544       $1,064

                        Reserve Adjustment - Third Quarter                31             0           31
                        Cash Payments                                   (348)         (189)        (537)
                                                                      ------         -----       ------
                    Accrual Balance, September 30, 2000               $  203         $ 355       $  558
                                                                      ======         =====       ======

                  OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $316,000 for the nine months ended September 30, 2000 compared to $419,000 for the same period in 1999. Other income, net amounted to $66,000 for the quarter ended September 30, 2000 compared with $143,000 for the same period in 1999. The decrease reflects lower average cash balances in the nine month and three month periods ended September 30, 2000 compared with the same periods in 1999.

                  INCOME TAXES. The company recorded an income tax benefit of $1.9 million for the nine months ended September 30, 2000 compared with an income tax benefit of $4.9 million for the comparable period in 1999. For the three months ended September 30, 2000 the company recorded income tax expense of $402,000 compared to an income tax benefit $1.0 million in the same period a year ago. As of September 30, 2000 the company had $16.7 million of net deferred tax assets. The future realization of these assets is dependent upon the company generating sufficient operating profits in the future. Management continues to believe it is more likely than not that these deferred tax assets will be realized in future periods.

                  SUBSEQUENT EVENT. In October 2000, the company announced its intention to transfer its remaining engineering operations related to the DTX test handler program in San Diego, CA to its North St. Paul, MN operation. The company anticipates it will finalize a restructuring plan before December 31, 2000 and expects to include special charges for severance and other restructuring costs in its fourth quarter operating results.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  As of September 30, 2000, the company had cash and cash equivalents amounting to $7.8 million compared with $13.2 million at December 31, 1999, a $5.3 million reduction in cash. For the nine months ended September 30, 2000, $5.2 million was used to fund operating activities, including a net loss of $3.6 million offset by non-cash depreciation and amortization expense of $2.0 million. As a result of increasing sales and business activity in 2000, accounts receivable and inventories increased $3.3 million and $1.0 million respectively, offset by a $1.4 million increase in accounts payable. Investing activities included $0.4 million used for equipment purchases. Financing activities, primarily proceeds from the exercise of employee stock options, provided $0.3 million in cash for the nine-month period.

                  The company has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are secured by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of September 30, 2000 or December 31, 1999.

                  The company believes its current cash balances of $7.8 million and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for the foreseeable future. The company may acquire other companies, product lines or technologies that are complementary to the company's business, and the company's working capital needs may change as a result of such acquisitions.

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


       Item 2.       Changes in Securities

                     None.


       Item 3.       Defaults on Senior Securities

                     None.


       Item 4.       Other Information

                     None.



       Item 5.       Exhibits and Reports on Form 8-K

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


                                                AETRIUM INCORPORATED
                                                --------------------
                                                    (Registrant)



       Date: November 9, 2000        By:      /s/ Joseph C. Levesque
                                             -----------------------
                                             Joseph C. Levesque
                                             Chairman of the Board, President,
                                             and Chief Executive Officer

       Date: November 9, 2000        By:      /s/ Paul H. Laufer
                                             -------------------
                                             Paul H. Laufer
                                             Vice President of Finance and
                                             Corporate Development