Form 10-K405
period 2000-12-31
AETRIUM INC
filed 2001-04-02
CIK 908598

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000
OR
    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 0-22166

AETRIUM INCORPORATED
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1439182 (I.R.S. Employer Identification No.)

2350 Helen Street
North St. Paul, Minnesota 55109
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (651) 704-1800
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.001 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X    NO ___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

          As of March 22, 2001, 9,474,566 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $19,375,000.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2001 Annual Meeting to be held May 22, 2001 (the "2001 Proxy Statement").

AETRIUM INCORPORATED
Form 10-K

For the fiscal year ended December 31, 2000

PART I

          This Form 10-K contains certain forward-looking statements.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth under the heading “Certain Important Factors” below.

ITEM 1.      BUSINESS.

          Aetrium Incorporated (the “company”) designs, manufactures and markets a variety of electromechanical equipment used in the handling and testing of microelectronic components, including semiconductor devices known as integrated circuits (“ICs”) and other forms of electronic components.  The company’s primary focus is on high volume electronic component types and on the latest package designs.  Aetrium’s products are purchased primarily by semiconductor manufacturers, and their assembly and test subcontractors, and are used in the test, assembly, and packaging portion of semiconductor manufacturing.  The company’s products automate critical functions to improve manufacturing yield, raise quality levels, increase product reliability and reduce final manufacturing costs.

          The company has three principal product lines; (i) test handlers, (ii) IC Automation products and (iii) specialty test equipment.

          The largest product line, in terms of revenue, is its broad line of test handlers, which incorporate thermal conditioning, contactor and automated handling technologies to provide automated handling of ICs and other electronic components during production test cycles.  Test handler products are primarily produced by the company’s operations in North St. Paul, Minnesota and Dallas, Texas. Change kits to adapt the company’s test handlers to different IC package configurations or to upgrade installed equipment for enhanced performance also represent a significant part of the company’s revenue.

          The second product line consists of its IC Automation products, which are produced by the company’s operations in North St. Paul and in Dallas.  The North St. Paul operation’s IC Automation products are sold to original equipment manufacturers (“OEMs”) to be incorporated as the automated handling components of such OEMs’ own proprietary technology equipment for a variety of other IC processing requirements, such as marking, lead scanning, and lead trim and form.  The Dallas operation’s IC Automation products are sold to semiconductor manufacturers, and are used to automate the loading and unloading of burn-in boards.

          The company’s third product line is specialty test equipment, which includes reliability test equipment and environmental test equipment.  The company’s reliability test equipment provide IC manufacturers with IC performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability and are produced in North St. Paul.  The company’s environmental test equipment products are used for burn-in testing of ICs and have been manufactured by the company’s operations in Lawrence, Massachusetts.

          During fiscal year 2000, the company completed several restructuring activities to reduce operating expenses and increase manufacturing efficiency.  In the first quarter of fiscal year 2000, the company closed its Lawrence operation and discontinued the environmental test equipment line manufactured at Lawrence.  The core technology associated with the Lawrence operation, which consisted primarily of the company’s proprietary conductive thermal technology, was transferred to the company’s North St. Paul operation.  Also in the first quarter of fiscal year 2000, the company consolidated its Grand Prairie, Texas operation into its Dallas, Texas operation. In the third quarter of fiscal year 2000, the company transferred all manufacturing activities conducted at its Poway, California operation to its North St. Paul operation.  In the fourth quarter of fiscal year 2000, the company decided to transfer all remaining activities performed in Poway, California, which consisted primarily of product development related to the DTX Series of test handlers, to North St. Paul.  The transfer of these activities will be completed by the end of the first quarter of 2001.

          The company’s strategy has focused on revenue growth through product line expansion, by both internal development and by acquiring complementary technology, businesses, or product lines, and through customer satisfaction.  The company’s sales have increased at an average annual compounded growth rate of approximately 23% during the period from 1986 through 2000.  Currently, the company believes it has the second largest installed base among all domestic test handler manufacturers.

          In 1998, the company acquired the equipment business of WEB Technology Inc. (“WEB”), based in Dallas, Texas.  The primary products of the acquired business include IC Automation products used to automate the loading and unloading of burn-in boards.  This equipment can be configured to accommodate any burn-in board currently being manufactured.

          In 1997, the company completed two acquisitions that expanded its test handler product lines.  In November 1997, the company acquired a product line of pick-and-place test handlers by acquiring certain assets of the Handler Division of Advantek Inc. (“Advantek”).  This acquisition extended the company’s product line of pick-and-place test handlers for nonmemory analog and logic IC devices.  The product line acquired from Advantek was incorporated into and is produced at the company’s North St. Paul operation.

          In April 1997, the company acquired a line of turret test handler products produced in Grand Prairie, Texas, by acquiring substantially all of the assets of Forward Systems Automation, Inc. (“FSA”).   This line of test handlers addresses small ICs and discrete components.

          The company acquired its environmental test products through its acquisition of substantially all of the assets of E.J. Systems, Inc. (“EJ Systems”) of Lawrence, Massachusetts in December 1995.  The acquired products were primarily environmental conditioning systems using conductive thermal techniques for burn-in and reliability testing of ICs.  With the acquisition, the company also obtained some early stage conductive thermal core technology that has been further developed and integrated into some of the company’s key new test handler product developments.

          The company also acquired certain test handler products through its acquisition of the assets of Sym-Tek Systems, Inc. (“SymTek”) in November 1994, which allowed the company to expand its presence in the memory IC market, and also extended the company’s line of gravity feed test handlers for nonmemory IC test handler applications.  The products for nonmemory applications have since been discontinued, and in the fourth quarter of fiscal year 2000 the company decided to exit the highly volatile handler market for memory applications. Core pick and place and in tray handling technologies acquired in this acquisition and further developed by the company’s Poway, California operation are being transferred to the company's North St. Paul operation.

          The company’s reliability test systems product line originated through the purchase of the assets of Sienna Technologies, Inc. (“Sienna”) in December 1993.  At the time of the acquisition, the life cycle of Sienna’s primary product was near its end, revenue was declining and customer confidence was eroding due in part to product performance and customer service issues.  Since the acquisition, a new generation product line has evolved through internal development and has been introduced to the market.  It has been well received by a growing customer base. The older products are still supported by the company and have been enhanced to improve performance and satisfy the needs of the company’s customers.  As a result, customer confidence has been substantially restored and gross profit margins have increased.

          The company acquired the core products of its 5050 series of gravity feed test handlers through its acquisition of Electro-Mechanical Systems, Inc. (“EMS”) in 1988.  Since then, the company has expanded this series of products through internal development to include a full range of thermal conditioning capabilities, contactors and change kits for a wide range of small outline package (“SOP”) types.  These products sell into the largest market segment of the semiconductor industry and now incorporate high performance contactors and multi test site capability, and can be configured for the newest IC package types.

          As a result of the restructuring activities completed in fiscal year 2000 and early fiscal year 2001, the company has two operating locations where all product development and manufacturing activities are conducted, North St. Paul, Minnesota and Dallas, Texas. Product development and manufacturing for the company’s gravity feed and pick and place test handlers, the company’s reliability test equipment product line and certain IC Automation products is located in North St. Paul.  Product development and manufacturing for the company’s turret test handlers and its IC Automation products used to automate the loading and unloading of burn-in boards is located in Dallas.

          The company emphasizes both product quality and customer service to achieve customer satisfaction, which is reflected in the certification of its North St. Paul, Minnesota facility in March 1995 as the first test handler producer to be certified under the ISO 9001 program established by the European Community.  In 1998, the company’s facilities in Lawrence, Massachusetts, and Poway, California, obtained ISO 9001 certification.  The North St. Paul facility successfully completed its re-certification audit in 2000.

          The company was incorporated in Minnesota in December 1982.  The company’s executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109, and its telephone number is (651) 704-1800.

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

                    Traditionally, test handlers have used gravity to move ICs and other components from tubes through the handler system and back into tubes.  Typically, in gravity feed systems ICs are halted at necessary points in the handling process by colliding against other ICs or other stopping mechanisms, which can result in lead damage to more fragile IC packages. More recently, pick-and-place test handler systems have been introduced for the IC package families most easily damaged in handling, such as quad flatpack families (“QFPs”), ball grid array packages (“BGA”) and some SOPs.  Pick-and-place systems move ICs electromechanically, and thus can avoid jarring stops and the resulting lead damage.  Pick-and-place systems are typically slower and more costly than gravity feed handlers.

          Test handlers are designed with different characteristics for memory ICs, nonmemory ICs, or discrete components.  Memory ICs require relatively long test times.  In order to achieve acceptable throughput rates, memory IC test handlers have been designed to test up to 64 devices at a time.  Nonmemory ICs and most forms of discrete components require relatively short test times and require fewer test sites, as test times have not been a limiting factor for throughput rates.  Test times, however, have increased as certain types of nonmemory ICs have become more complex, and IC manufacturers have also sought to fully utilize the increasing capacity of their testers. Accordingly, multisite test handlers, with as many as eight test sites, are now available for certain nonmemory IC applications.

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

          The company’s primary focus continues to be on the newer generation of surface mount devices which represent the largest volumes, the newest IC device types, and the fastest growing markets in the industry.  The company believes it offers the broadest line of test handling products to the semiconductor industry, addressing the full spectrum of the nonmemory device types, IC package types and media transport types.  The company’s test handler products are complementary with minimal overlap of application and can be distributed and serviced through a common organization for efficiency.

          Gravity Feed Test Handlers

          5500 Series.  The company’s newly developed 5500 Series of dual site gravity feed test handlers for analog and logic IC applications addresses a wide range of IC packages including SOPs and micro leadless package types.  These package types constitute the largest segment of all surface mount ICs and one of the fastest growing new surface mount packages, respectively.  These handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications.  Models within this series vary on simple adaptability to different contacting methods to excel in the analog and logic applications, including the rapidly expanding telecommunications arena.  These methods adapt to third party socket and trace on board and internally developed proprietary contactors providing cost-effective solutions to a wide range of customer test requirements.  The temperature range available for thermal conditioning, using mechanical refrigeration, is from -55 degrees C to +155 degrees C.

          5050 Series.  The company’s 5050 Series of gravity feed test handlers for analog and logic IC applications addresses a wide range of SOP package types, which constitute the largest segment of all surface mount ICs.  These handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications.  Models within this series can be configured for different IC package sizes and thermal conditioning requirements in order to provide cost-effective solutions to a wide range of customers.  The temperature range available for thermal conditioning, using mechanical refrigeration, is from -55 degrees C to +155 degrees C.  The company also offers dual test site and quad test site capability within its 5050 Series of handlers to increase productivity and reduce testing costs in certain applications.

          Pick-and-Place Test Handlers

          Series DTX.  The Series DTX test handler is a pick-and-place test handler under development that utilizes the company’s proprietary conductive thermal technology.  The temperature range available for thermal conditioning using mechanical refrigeration is from –55 degrees C to +155 degrees C.  The DTX was initially developed for memory and logic IC’s, including the newest form of IC packages such as chip scale packages (“CSP”), including micro ball grid array (“μBGA”) type packages.  Through  mid-2000, the company focused most of its DTX development efforts on memory IC applications.  In the fourth quarter of fiscal year 2000, the company made the strategic decision to exit the memory market and focus DTX development efforts on medium and high power logic IC applications.  The decision to refocus development efforts on logic IC applications was based upon a change in industry conditions in late fiscal year 2000 that led to changes in the needs and related timing at two of the target launch customers for the DTX.  As a result of these changes, the likelihood of generating revenue with either of these customers in 2001 was reduced considerably.  The company determined that with the changed industry conditions, there is a greater likelihood of generating revenue in fiscal year 2001 or shortly thereafter by focusing on logic IC applications.

           Models M3200 and M3200S.  The Model M3200 test handler is a pick-and-place, high-volume test handler for a wide range of memory ICs including thin small outline packages (“TSOP”).  The M3200 test handler addresses a wide range of IC package types that cannot be processed on most gravity feed test handlers.  The M3200 test handler provides multiple temperature testing with up to 32 test sites.  The temperature range available for thermal conditioning is from -55 degrees C to +155 degrees C.  The M3200 test handler’s horizontal tray based system design provides package protection with input and output modules capable of automatically loading and unloading tubes or trays.  The Model M3200S test handler incorporates the M3200 thermal chamber and test area, and has an advanced input/output specifically designed to address the newest form of IC package types used for memory devices, including CSP and uBGA that cannot be effectively processed on older generation pick-and-place test handlers.  The company discontinued manufacturing the M3200 and M3200S in the second quarter of 2000.

          Model 3000.  The Model 3000 test handler is a dual site pick-and-place test handler for analog and logic ICs in SOP, QFP, BGA, CSP and pin grid array (“PGA”) packages, which allows for significantly increased throughput as compared to single site test handlers.  The Model 3000 test handler provides full range temperature and parallel testing using a conventional thermal chamber technique.  The Model 3000 test handler can be configured to sort tested ICs in up to 4 sort categories.  The temperature range available for thermal conditioning is from -55 degrees C to +155 degrees C.  The Model 3000 test handler features the Soft-Touch Probe™ to handle the most fragile IC packages.  Devices are transported with their leads up, virtually eliminating the possibility of lead damage.  The Model 3000 test handler features “plunge to board”-type contacting, and can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today.

          Model 1400.  The Model 1400 single site pick-and-place test handlers is offered in a full range of temperature options for thermal conditioning, and can be configured to gently handle a wide variety of analog and logic ICs in SOP, QFP, BGA, CSP and PGA packages.  The Model 1400 test handler features the Soft-Touch Probe™ to safely and reliably handle the most fragile IC packages.  Devices are transported with their leads up, virtually eliminating the possibility of lead damage.  The Model 1400 test handler features “plunge to board”-type contacting, and can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today.

          Turret Test Handlers

          Model 5800 Series.  Introduced in fiscal year 2000, the Model 5800 Small Component Integrated Test Handler is a turret based pick-and-place test handler suited for high volume test of small outline transistor (“SOT”)-type discrete electronic component packages, small component (“SC”)-type discrete electronic component packages, and CSP and micro leadless-type IC device packages, including the new generation MLF, SON and QFN device packages.  The Model 5800 operates at temperatures ranging from ambient to +150 degrees C and utilizes a vibratory bowl feed input.  The Model 5800 can integrate several functions, including test, laser marking, lead inspection, and tape and reel output.  The Model 5800 can achieve throughputs up to 16,000 units per hour (“uph”).

          Model 8832 Series.  Introduced in 2000, the Model 8832 Small Component Integrated Test Handler is a turret based pick-and-place handler suited for high volume test of SOT, SC, transistor outline (“TO”)-type discrete component packages, and CSP and micro leadless-type IC device packages.  The Model 8832 accepts devices in bulk format, offers the option of multi-site testing and integrates other processes such as laser marking, lead and mark inspection, and multiple tape and reel outputs.  The Model 8832 is capable of rates up to 24,000 uph.

          5000 Series.  The 5000 Series of turret based pick-and-place test handlers are designed for production testing of SOT discrete electronic component packages.  The 5000 Series test handlers can be configured for up to four test sites and a variety of options for contacting, including “plunge to board”-type contacting.  The 5000 Series test handlers are offered with a bulk bowl feeder input and a variety of output options including bulk, tube, or radial tape and reel.  Tested devices can be sorted into up to 19 programmable categories.  Other options include the capability to perform vision inspection of the coplanarity of leads and to mark individual devices with a laser marking system.

          Thermal Forcing System Handler

          In 1999, the company introduced a manual thermal forcing system (“TFS”) which utilizes conductive thermal control to maintain accurate temperature set points during device testing or characterization.  The TFS addresses engineering and low-volume production applications for a wide range of package types, including PGAs, BGAs and bare die.

          Change Kits, Upgrades and Spare Parts

          The company has an ongoing demand for IC package change kits for its installed test handler equipment, including test handlers no longer included in its active product line.  The company sells a variety of change kits to accommodate the growing variety of IC packages used by the IC industry.  The demand for change kits is driven by the introduction of new IC package types and increased production volumes experienced by the company’s end customers.  Also included in change kits are upgrade kits to enhance the performance of installed equipment.  Spare parts are sold with new orders as kits or can be purchased at any time as piece parts or in kit form as required.

IC Automation Products

          The company believes that the growing number and volume of fine pitch SOPs and other delicate device packages such as QFPs, BGAs and CSPs is driving a demand for automated equipment for all IC final manufacturing processes.  Existing processing equipment often will not accommodate these package types or the numerous tray configurations used to transport the ICs.  The company believes that its IC Automation product line offers the most effective handling technology to automate these manufacturing processes for increasingly difficult to handle newer generation ICs.

          4800 Series

          The 4800 Series is a line of products used to automate the loading and unloading of burn-in boards. Burn-in boards vary in size and density, and are used to place individual ICs into a convection oven for an extensive reliability screening and stress testing procedure known as “burn-in.” Burn-in board automation products take untested ICs out of trays or other media, place them into sockets on a burn-in board, and then lock the socket.  After the burn-in test is complete, the machine removes tested ICs from the burn-in board sockets and sorts the ICs according to the results of the test.  The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees C, for periods typically ranging from 12 to 48 hours.  Burn-in systems can process thousands of ICs simultaneously, utilizing multiple boards.  Most leading-edge microprocessors, microcontrollers, digital signal processors, and memory ICs undergo burn-in testing.

          The 4800 Series comes in single pick-up head, dual-head, five-head and ten-head versions.  The single and dual head models are best suited for large IC packages or for those applications requiring a quick conversion of the machine to handle a different IC package.  The five-head and ten-head systems are best suited to very high volume production applications.  All are available with a variety of input and output options, including tubes, sleeves, or trays.  Package positioning stations ensure device alignment into socket and tray.  Each version can be configured to identify a burn-in board using bar coding, resistor array, or diode array.  An optional stacked burn-in board elevator and trolley allows the system to process up to 32 burn-in boards without any operator intervention.

          IC Automation Products for OEMs

          The company began the development of its current IC Automation product line in 1990.  This product line is marketed to other semiconductor equipment manufacturers and has been incorporated in trim and form, marking, mark curing, lead inspection, mark inspection, lead conditioning, media transfer and prom programming equipment to accommodate various device characteristics and media packaging.  The company’s IC Automation modules currently consist of a series of robotic electromechanical handling modules, each designed to perform a specific handling function.  Together these modules perform nearly all of the handling functions necessary for the various IC manufacturing processes.  The principal automation modules are: pick-and-place; tray transport; conveyor belt; tray stacker; tray un-stacker; inverting end effector; and taping module.  Each handling module has a microprocessor that directs the handling module’s function and communicates with other modules through a proprietary software protocol that enables the transfer of ICs between modules in a logical and efficient manner.

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

Specialty Test Equipment

          Reliability Test Products

          Since the company acquired its reliability test systems product line in December 1993, it has improved product performance to satisfy the needs of its customers.  The IC industry’s demand for higher performance devices with smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs, including an emerging shift to copper materials for the minute circuitry of devices.  These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes.  The reliability test equipment product line includes a variety of system configurations with which IC manufacturers can force precise levels of voltage and current through ICs, collect and analyze relevant data, and predict lifetime performance of ICs.  This equipment can be utilized to perform reliability testing of packaged and unpackaged ICs.  The company has reliability test equipment installed at 19 of the top 20 semiconductor manufacturers in the world.

          In 1998, the company formally introduced its Model 1164, including a suite of applications for customers to perform a variety of tests.  The Model 1164 is a fundamentally improved design from the company’s previous reliability test products.  The Model 1164 features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time or perform numerous simultaneous tests on smaller batches of ICs.  The company believes the Model 1164 is the only reliability tester to use a patented thermal mini chamber and proprietary high temperature test fixtures to test semiconductor reliability structures up to 450 degrees C.  Additionally, the company believes that it is the only reliability test system capable of testing an IC manufacturer’s entire copper process.  The copper system has been shipping in volume since the fourth quarter of fiscal year 1999.

          In mid-1999, the company also developed a new test module for the Model 1164 for use in the production testing of MR heads used in computer disc drives.  This is a new market for the company and the company believes that it is currently well positioned to take advantage of any opportunities that may be available.

          Environmental Test Products

          The company acquired its environmental test equipment product line from EJ Systems in December 1995, which developed the line in response to a trend toward higher power and higher speed device applications. The corresponding increase in power dissipation resulted from increased device complexity (more circuits) within smaller geometries.  This phenomenon is especially evident in high pin count application-specific integrated circuits (“ASICs”) and microprocessors.  This high degree of power dissipation (heat) led to unique thermal conditioning problems in the testing of such devices.  EJ Systems developed environmental test equipment that permitted individual IC temperature control using a conduction (direct contact) method rather than the traditional convection (forced hot air) method to thermally condition devices. These techniques were patented and incorporated into the BAK-PAK™ Burn-In Systems.  The company discontinued the BAK PAK product line in the first quarter of fiscal year 2000 when it closed its Lawrence operations, and licensed the product line to a third party.

Competition

          The semiconductor capital equipment market is highly competitive.  In the market for test handler products, the company competes with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than the company.  Some of these companies manufacture and sell both testers and test handlers.  The company believes its test handlers are compatible with all major testers, including those manufactured by companies that sell both testers and test handlers.  The particular companies with which the company competes vary with the company’s different markets, with no one company dominating the overall test handler market.  The companies with which the company competes most directly in the surface mount IC test handler market include Cohu, Inc., Multitest Electronic Systems GmbH, and Micro Component Technology, Inc.  The company also competes with Ismeca S.A. and Tesec Corporation in the market for turret test handlers configured to handle passive and discrete electronic components.

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

          The company competes for burn-in board automation product sales primarily on the basis of effective throughput, cost of ownership, versatility, and other performance characteristics of its products, the breadth of its product line, the effectiveness of its sales and distribution channels and its customer service and believes it competes favorably on all of these factors.

          The company continues to believe that the market for its IC Automation products sold on an OEM basis has no clearly defined commercial competitors offering similar automated handling modules to the IC industry.  Historically, OEMs supplying equipment for IC manufacturing processes have developed custom or semi-custom handling components.  Many of these OEMs have internal development capability for automated handling and many engineering companies also have automated handling development capability.  The company believes, however, that its IC Automation product line of generic automation modules offers OEMs a viable solution for their new automated handling requirements.  The company believes the economics, the current availability and the effectiveness of its IC Automation products provide strong incentives to the company’s OEM customers to forego new product development and to use the company’s IC Automation handling modules.

          The market for the company’s reliability test systems is also highly competitive and the company’s competitors include QualiTau, Ltd. and Micro Instruments, Inc.  The company competes for reliability test system sales on the basis of technology, price, delivery, system flexibility, and overall system performance and believes it competes favorably on all of these factors.

Manufacturing and Supplies

          The company manufactures test handlers, reliability test equipment, and certain of its IC Automation products in North St. Paul, Minnesota.  It also currently manufactures certain of its test handler products and its IC Automation products used for burn-in board applications at its Dallas, Texas facility.  During the first quarter of fiscal year 2000, the company closed its Lawrence, Massachusetts manufacturing facility.  The company discontinued the environmental test equipment line manufactured at the Lawrence facility, while the TFS products and related core thermal technology that were manufactured at Lawrence were transferred to the company’s North St. Paul facility.  Also in the first quarter of fiscal year 2000, the company closed its Grand Prairie, Texas facility.  Products manufactured at Grand Prairie were transferred to the Dallas facility. In the third quarter of fiscal year 2000, the company transferred manufacturing operations related to the DTX program from its Poway, California facility to its North St. Paul facility.  The company’s manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive test of finished products.  Quality and reliability are emphasized in both the design and manufacture of the company’s products.  This emphasis is reflected in the certification of the company’s North St. Paul facility in March 1995, and its Poway and Lawrence facilities in 1998 under the ISO 9001 certification criteria established by the European Community for the standardization of manufacturing documentation and processes.  Successful re-certification audit was achieved at the North St. Paul facility in fiscal year 2000.

          All components and subassemblies are inspected for mechanical and electrical compliance to company specifications.  All finished products are tested against company and customer specifications, and fully assembled test handler products are tested at all temperatures for which they are designed and with all the IC packages to be accommodated.  Where appropriate, the company’s products are shipped in custom-engineered protective packaging to minimize potential damage during shipment.

          A significant portion of the components and subassemblies of the company’s products, including PC boards, refrigeration systems, vacuum pumps and contactor elements, are manufactured by third parties on a subcontract basis.  As a part of the company’s total quality management program, it has an ongoing supplier quality program under which it selects, monitors and rates its suppliers, and recognizes suppliers for outstanding performance.

          Certain components are currently available from only a limited number of sources. The company believes it may not always be able to replace all of its suppliers within a time period consistent with its business requirements.  The company attempts to keep an adequate supply of critical components in its inventory to minimize any significant impact the loss of a supplier may cause.

Customers

          The company relies on a limited number of customers for a substantial percentage of its net sales.  In fiscal year 2000, the company’s top three customers accounted for 32% of its net sales with UST Technology Pte, Ltd. and Maxim Integrated Products, Inc. each accounting for over 10% of net sales.  In fiscal year 1999, the company’s top three customers accounted for approximately 30% of its net sales.  In fiscal year 1998, the company’s top three customers accounted for approximately 37% of its net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, could adversely affect the company’s financial condition and results of operations.

Sales and Marketing

          The company markets its test handler products, burn-in board automation products, environmental test equipment and reliability test systems through a combination of direct salespeople and independent manufacturers’ representatives and distributors.  The company sells its IC Automation products directly to OEM customers through its internal sales force.  As of December 31, 2000, the company had 14 U.S. manufacturers’ representatives with an average of 3 salespeople each located throughout the U.S. in areas critical to the company’s success.  International distributors are located in the United Kingdom, France, Germany, Netherlands, Sweden, Japan, Taiwan, Thailand, Malaysia, Korea, Singapore, Hong Kong, China and the Philippines.

          The company’s direct sales organization, comprised of 11 salespeople, coordinates the activities of the company’s manufacturers’ representatives and distributors and actively participates with them in selling efforts.  This enables the company to establish strong direct ties with its customers.  The company provides sales and technical support to its manufacturers’ representatives and distributors through the company’s sales and service locations in North St. Paul, Minnesota; Poway and Santa Clara, California; Landisville, Pennsylvania; Austin and Dallas, Texas; Saugus and Marblehead, Massachusetts; and Singapore.

          The company’s marketing efforts include participation in industry trade shows and production of product literature and sales support tools.  These efforts are designed to generate sales leads for the company’s manufacturers’ representatives, distributors and direct salespeople.

          International shipments accounted for 25%, 41% and 32% of the company’s net sales in 1998, 1999, and 2000, respectively.  In addition, it is not uncommon for U.S. customers to take delivery of products in the U.S. for immediate shipment to international sites, particularly the IC Automation products that are sold on an OEM basis.  Most of the company’s international shipments are made to international sites of U.S. electronic component manufacturers, although there is a growing foreign customer base included in the company’s international sales.

          All of the company’s international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates.  Credit limits have been established from time to time on the company’s international distributors, who purchase products from the company and resell to end users.  Irrevocable letters of credit are often used to minimize credit risk and to simplify the purchasing/payment cycle.

Research and Development

          The company believes it must continue to enhance, broaden and modify its existing product lines to meet the constantly evolving needs of the semiconductor equipment market.  To date, the company has relied both on internal development and acquisitions of technology and product lines to extend its product lines, increase its customer base, avoid reliance on any single semiconductor equipment market segment, and develop its IC Automation products that are sold on an OEM basis.  Proprietary software is an important component in the company’s product lines. The IC Automation product line required the development of a software protocol that plays an important role in the success of these products.  Software is a critical element in the company’s reliability test equipment and software development continues to play an increasingly important role in test handling and burn-in board automation products.

          Product development expenses are typically split approximately 50% for new product development and 50% for continuation engineering. In fiscal year 2000, the company continued its development efforts on the DTX Series of test handlers and completed the Model 5500, Model 5800 and Model 8832 test handlers.  The company’s continuing engineering efforts include the development of additional change kits to meet the expanding families of IC package types, further advancement of contactor technologies, and increasing features and performance options for existing equipment.

          The company expenses all research and development costs, including costs for software development as incurred.  In 1998, 1999, and 2000, the company’s expenses relating to research and development were approximately $12.2 million, $9.8 million and $8.5 million, respectively.  Over time, the company’s objective is to invest approximately 13% to 15% of its net sales in research and development, although the percentage may be higher in periods of reduced sales.  The company employed 62 engineering personnel as of December 31, 2000.

Intellectual Property Rights

          The company attempts to protect the proprietary aspects of its products with patents, copyrights, trade secret law and internal nondisclosure safeguards.  The company currently holds several U.S. patents covering certain features of its handling systems and IC Automation modules and the contactor elements incorporated in certain of its test handlers and for elements of its environmental conditioning chambers.  The source code for the software contained in the company’s products is considered proprietary and is not furnished to customers.   The company has also entered into confidentiality agreements with each of its key employees.  Despite these restrictions, it may be possible for competitors or users to copy aspects of the company’s products or to obtain information that the company regards as a trade secret.

          There is a rapid pace of technological change in the microelectronics industry.  The company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of the company’s personnel, new product development, frequent product enhancements, name recognition and ongoing, reliable product maintenance and support.

Backlog

          In fiscal 2000, in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), issued by the Securities and Exchange Commission in December 1999, the company changed its accounting policy such that certain equipment revenue is recognized subsequent to shipment, generally after installation and customer-specified acceptance processes have been completed.  Prior to that, the company’s backlog generally consisted of customer purchase orders that the company expects to ship within the next 12 months.  Since then, the company’s backlog also includes shipments not yet recognized as revenue pursuant to SAB 101.  The company’s  backlog was $18.7 million as of December 31, 2000, of which $4.1 million consisted of shipments not yet recognized as revenue.  The company’s backlog as of December 31, 1999 was $13.5 million.  If the company had changed its accounting policy to adopt the requirements of SAB 101 as of December 31, 1999, the company’s backlog as of that date would have been $16.6 million.  Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, the company’s backlog is not necessarily indicative of future revenue or earnings.

Employees

          As of December 31, 2000, the company had 225 employees, including 93 in manufacturing, 62 in engineering and product development, 41 in sales, marketing and customer service, and 29 in general administration and finance.  None of the company’s employees is represented by a labor union or is subject to any collective bargaining agreement.  The company has never experienced a work stoppage and believes that its employee relations are satisfactory.

Certain Important Factors

          In addition to the factors identified above, there are several important factors that could cause the company’s actual results to differ materially from those anticipated by the company or which are reflected in any forward-looking statements of the company.  Please refer to the heading “Business Risks and Uncertainties” located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K, for a discussion of these factors, and their impact on the success of the company’s operations and its ability to achieve its goals.

ITEM 2.      PROPERTIES.

           The company conducts manufacturing, product development, sales, marketing and field service operations in North St. Paul, Minnesota.  The company currently occupies approximately 45,000 square feet in North St. Paul under a lease which expires in March 2006, with an annual rent of approximately $240,000.  The lease includes an option for the company, exercisable at any time during the initial lease term, to require construction of an additional approximately 45,000 square feet for lease at the same rental rate.  The company’s corporate functions, and certain sales, marketing and development activities are conducted in an adjacent, 30,000 square foot facility under a lease that expires in March 2006, with an annual rent of approximately $198,000.

          The company conducts manufacturing, product development, and certain sales and marketing activities in approximately 29,400 square feet in Dallas, Texas, under a lease that expires in April 2003.  The annual rent is approximately $203,000.

          The company leases a facility with approximately 26,600 square feet in Grand Prairie, Texas.  This facility was utilized by the company’s Grand Prairie operation until that operation was consolidated into the company’s Dallas, Texas operation in the first quarter of fiscal year 2000.  The facility is leased from a partnership controlled by a former officer of the company who resigned in January 2000.  The lease provides for an annual rent of $146,000 and expires in June 2003.  The company believes the lease terms for this facility are comparable or favorable to the rates that could be obtained for similar properties in that area.   In February 2001, the property was sold to a third party.  As of mid-March 2001, the property continued to be vacant.  The company expects that it will work closely with the new owner to locate a sub-tenant for the property.

          The company conducts product development activities related to its DTX Series of test handlers in a 10,000 square foot facility located in Poway, California under a lease that expires in September 2003, with an annual rent of approximately $113,000.  The company will vacate this facility and sublease it to a third party beginning in April 2001.  The company is transferring all product development activities related to the DTX Series of test handlers that was being conducted in Poway to the company’s North St. Paul facility. Under the terms of the sublease agreement, the company will remain liable for rent through September 2003 on a contingent basis.

          In 2000, the company vacated a leased 45,000 square foot facility in Poway, California when it relocated to the 10,000 square foot facility.  The lease for the 45,000 square foot facility was assigned to a third party and the company is contingently liable for the lease if the assignee were to default.  The lease on the 45,000 square foot facility expires in January 2010, with an annual rent of approximately $429,000.  This facility had been utilized by the company’s Poway, California operation to conduct manufacturing, sales and marketing and product development activities.  In the third quarter of fiscal year 2000, the company transferred all manufacturing and certain sales and administrative functions conducted in Poway to the company’s North St. Paul facility.

          The company also occupies approximately 3,000 square feet of space in Santa Clara, California under a lease that expires in May 2003, with a monthly rent of approximately $5,600.  The company uses this space for sales and field service operations.

          The company conducted manufacturing, sales and marketing and product development activities for its environmental test product line in Lawrence, Massachusetts until the first quarter of fiscal year 2000. At that time, the company discontinued its environmental product line and transferred all development activities related to its conductive thermal technology to its North St. Paul facility.  The company vacated this facility in May 2000.  The company had leased approximately 61,500 square feet under a sublease that expired in December 1999 and continued on a month-to-month basis through May 2000.

ITEM 3.      LEGAL PROCEEDINGS.

          There are no material pending legal, governmental, administrative or other proceedings to which the company is a party or of which any of its property is the subject.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the company, their ages and the offices held, as of March 5, 2001 are as follows:

Name	Age	Position
Joseph C. Levesque	56	Chairman of the Board, President and Chief Executive Officer

Douglas L. Hemer	54	Chief Administrative Officer, Secretary and Director

Daniel M. Koch	47	Vice President - Worldwide Sales

Gerald C. Clemens	50	Vice President - Reliability Test Products

Keith E. Williams	58	President - Dallas Operations

Paul H. Askegaard	49	Treasurer

          Mr. Levesque has served as President, Chief Executive Officer and Chairman of the company’s Board of Directors since 1986.  From 1973 to 1986, Mr. Levesque served in various capacities and most recently as Executive Vice President of Micro Component Technology, Inc., a manufacturer of integrated circuit testers and test handlers.

          Mr. Hemer has served as a director of the company since 1986, and has served as the company’s Secretary since May 2000 and as the company’s Chief Administrative Officer since March 2001. He served as the company’s Group Vice President from August 1998 to March 2001, as the President of the company’s Poway, CA operations from February 1997 to August 1998 and as the company’s Chief Administrative Officer from May 1996 until February 1997.  Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP for more than 15 years before joining the company.  Mr. Hemer is also a director of Versa Companies, a privately-held company, and serves on its compensation committee.

          Mr. Koch has served as the company’s Vice President - Worldwide Sales since March 1991.  From March 1990 to March 1991, Mr. Koch served as the Vice President of Sales of Summation, Inc., a company involved with the testing of integrated circuit boards.  From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as Vice President of Sales of Micro Component Technology, Inc.

          Mr. Clemens has served as the company’s Vice President - Reliability Test Products since July 1995.  From September 1993 to July 1995, Mr. Clemens served as Vice President - Engineering.  Mr. Clemens is also the principal of Clemens Associates, a consulting firm.  From August 1991 to September 1992, Mr. Clemens was a Vice President at Vectorvision, Inc., a software company.  From June 1990 to April 1991, Mr. Clemens was a Vice President at Elke Corporation, a software company.

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

          Mr. Askegaard has served as the company’s Treasurer since February 1992.  From October 1986 to February 1992, Mr. Askegaard served as the company’s Corporate Controller.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

          The company’s common stock is quoted on the Nasdaq National Market under the symbol “ATRM”.  The following table summarizes the high and low closing sale prices per share of the company’s Common Stock for the periods indicated, as reported on the Nasdaq National Market.  These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000	High	$ 11.94	$ 10.88	$ 7.50	$ 6.50
	Low	$ 6.22	$ 5.00	$ 5.38	$ 2.38

1999	High	$ 12.44	$ 9.25	$ 10.88	$ 7.50
	Low	$ 5.50	$ 5.38	$ 6.25	$ 5.13

Holders

          As of March 22, 2001, there were approximately 200 shareholders of record.  The company estimates that an additional 4,700 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Dividends

          The company has never paid cash dividends on its common stock. The company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

          The company did not have any unregistered sales of equity securities during the fourth quarter of fiscal year 2000.

ITEM 6.      SELECTED FINANCIAL DATA.

          The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  The Selected Financial Data has been derived from our Consolidated Financial Statements as audited by PricewaterhouseCoopers LLP, independent certified public accountants.

Five Year Summary
(Dollars in thousands, except per share data)

Year ended December 31,	2000	1999	1998	1997	1996
Statement of operations data:
Net sales	$46,052	$ 37,188	$ 59,619	$ 67,575	$ 58,387
Income (loss) from operations	(7,423)[1]	(15,628)[2]	(15,276)[3]	383[4]	12,376
Net income (loss)	(22,529)[1]	(9,013)[2]	(9,450)[3]	1,229[4]	9,242
Net income (loss) per share:
Basic	(2.38)[1]	(.95)[2]	(1.00)[3]	.14[4]	1.10
Diluted	(2.38)[1]	(.95)[2]	(1.00)[3]	.14[4]	1.08
December 31,	2000	1999	1998	1997	1996
Balance sheet data:
Total assets	$44,374	$ 63,604	$ 72,444	$ 70,894	$ 61,718
Long-term debt, less current portion	---	---	---	---	---
1.	Excluding unusual pre-tax charges totaling $5.0 million related to inventory reserves, restructuring charges, and asset write-downs, and a deferred tax asset valuation reserve charge of $18.5 million, the loss from operations, net loss, and net loss per basic and diluted share would have been $(2,414), $(1,312), and $(.14) respectively. See Notes 3 and 14 to the Consolidated Financial Statements.

2.	Includes unusual pre-tax charges totaling $3.9 million related to inventory reserves, restructuring charges, and asset write-offs. Excluding these charges, the loss from operations, net loss, and net loss per basic and diluted share would have been $(11,682), $(6,644), and $(.70), respectively. See Note 3 to the Consolidated Financial Statements.

3.	Includes unusual pre-tax charges totaling $10.2 million related to inventory reserves, restructuring charges, and asset write-offs. Excluding these charges, the loss from operations, net loss, and net loss per basic and diluted share would have been $(5,053), $(2,510), and $(.27), respectively. See Note 3 to the Consolidated Financial Statements.

4.	Includes unusual pre-tax charges totaling $9.5 million related to purchased in-process research and development. Excluding these charges, income from operations, net income, net income per basic share, and net income per diluted share would have been $9,843, $7,851, $.91, and $.88, respectively.

Quarterly Financial Data (Unaudited)
(Dollars in thousands, except per share data)

	First Quarter[2]	Second Quarter[2]	Third Quarter[2]	Fourth Quarter[2,3]
2000 Net sales	$10,521	$10,854	$10,847	$13,830
Gross profit	4,827	4,965[1]	6,147	6,718[1]
Net income (loss)	(3,603)[1]	(1,579)[1]	227[1]	(17,574)[1]
Net income (loss) per basic and diluted share	(.38)[1]	(.17)[1]	.02[1]	(1.85)[1]
1999 Net sales	$8,057	$8,013	$10,106	$11,012
Gross Profit	3,227	853[1]	4,353	4,846
Net loss	(2,294)[1]	(3,503)[1]	(1,522)	(1,694)[1]
Net loss per basic and diluted share	(.24)[1]	(.37)[1]	(.16)	(.18)[1]
1	These quarterly results include unusual charges and credits such as inventory and other asset writedowns, restructuring charges, acquisition-related charges, and a deferred tax asset valuation reserve charge discussed elsewhere in this report on Form 10-K.

2			As explained in Note 2 to the accompanying Consolidated Financial Statements, the company implemented Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”) in the fourth quarter of fiscal year 2000. As required, the company recorded the adoption of SAB101 as a change in accounting principle, retroactive to January 1, 2000. The four quarters of fiscal year 2000 data presented above reflect the implementation of SAB101. The table below shows the quarterly financial data originally reported for the first three quarters of fiscal year 2000 prior to the implementation of SAB101:

Fiscal 2000	First Quarter	Second Quarter	Third Quarter
Net sales	$10,611	$10,855	$12,781
Gross profit	4,845	5,028	7,180
Net income (loss)	(2,819)	(1,509)	715
Net income (loss) per basic and diluted share	(.30)	(.16)	.08

3			Net sales, gross profit, net loss and net loss per share for the fourth quarter of fiscal year 1999 would have been approximately $10,671, $4,652, $(1,805) and $(.19), respectively on an unaudited pro forma basis if SAB101 had been effective in that period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:

          Aetrium specializes in the design, development, manufacturing and marketing of a variety of electromechanical equipment used by the semiconductor and electronic component industry to handle and test integrated circuits and other electronic components.

          The semiconductor capital equipment industry is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of significant declines in revenue.  Events impacting the company in fiscal year 2000 must be reviewed in context of the present semiconductor capital equipment cycle.

          Fiscal year 1997 was a strong year for the industry as capacity utilization increased and actually became constrained for some newer integrated circuit (“IC”) products, leading the company to experience strong growth throughout that year.  In the first half of 1998, early optimism quickly led to uncertainty in the industry.  Many industry observers felt the Asian financial crisis that began in late 1997 would be short-lived and would have little impact on the industry.  The company continued to experience high levels of requests for new equipment quotations.  In the second quarter of 1998, it became clear that the industry outlook was weakening.  There appeared to be an excess supply of many components due to the capacity ramp in 1997.  There was an apparent decline in IC consumption in Asia related to the economic downturn in that region.  Also, the demand for ICs by personal computer manufacturers declined as many of them reduced inventories by adopting “just in time” manufacturing techniques.  These factors had a negative impact on revenues, margins, and profitability for many IC manufacturers and caused them to cancel or delay capacity expansions and to quickly slash capital spending.  The company was directly impacted when it learned that significant equipment requirements with two separate customers were being delayed and potentially would be cancelled.  The company experienced a sudden decline in equipment orders during this timeframe followed by declining revenues each quarter through the end of 1998.

          In the first half of 1999, business conditions showed signs of improvement for some portions of the industry.  A notable exception was the Dynamic Random Access Memory (“DRAM”) market that continued to experience over-capacity and pricing pressures.  One of the company’s largest customers, a DRAM manufacturer, announced that it was exiting the merchant market for DRAM devices and would buy minimal equipment in 1999.  A second significant customer also indicated that its requirements for Aetrium equipment for DRAM applications would be significantly lower than previously forecasted levels.  As a result, the company’s 1999 revenues related to DRAM applications were approximately $20 million lower than 1998 and 1997 levels.

          In the second half of 1999, business conditions continued to improve for most IC manufacturers with some adding capacity and ordering new equipment, particularly for their new products.  The company’s revenue levels increased in the second half of 1999 in all product areas except for DRAM applications which remained weak due to reduced capital spending by the two significant customers mentioned above.

          Industry conditions continued to improve through the first three quarters of 2000.  The company experienced increased demand for equipment as semiconductor manufacturers added substantially to their production capacity in response to global demand for electronic components.  Towards the end of 2000, the demand for semiconductor equipment decreased sharply as the U.S. and global economies slowed and the demand for semiconductors softened.

          As a result of the above factors, after achieving record quarterly sales in the fourth quarter of 1997, the company experienced slightly lower revenue levels in the first half of 1998 followed by significantly declining revenues in the second half of 1998 and first half of 1999. Industry conditions improved and revenue levels increased in the second half of 1999 and first nine months of 2000 for most of the company’s products.

          In response to the changing industry conditions, fluctuations in business activity, and overall lower revenue levels compared with peak periods in 1997, management made a number of strategic decisions and implemented various cost control initiatives to improve operating efficiencies throughout the period 1998 to 2000.  These actions included discontinuing certain products and technologies, reducing workforce, closing facilities, and implementing other cost reductions that are discussed in more detail below.

Results of Operations:

          The following table sets forth certain statement of operations items as a percentage of net sales for 2000, 1999 and 1998:

	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	50.8	64.3	59.6
Gross profit	49.2	35.7	40.4
Operating expenses:
Selling, general and administrative	37.9	47.4	34.6
Research and development	18.5	26.4	20.4
Unusual charges	8.9	3.9	10.9
Total operating expenses	65.3	77.7	65.9
Loss from operations	(16.1)	(42.0)	(25.5)
Other income, net	.9	1.6	1.6
Loss before income taxes	(15.2)	(40.4)	(23.9)
Income tax benefit (provision)	(31.9)	16.2	8.1
Net loss before cumulative effect of a change in accounting principle	(47.1)	(24.2)	(15.8)
Cumulative effect of a change in accounting - Staff Accounting Bulletin No. 101	(1.8)	—	—
Net loss	(48.9)%	(24.2)%	(15.8)%

Net Sales:

          The following table sets forth the various components of net sales by product line as a percentage of total sales for fiscal 2000, 1999 and 1998:

	2000	1999	1998
Test handlers	52%	46%	48%
IC Automation products	22	26	26
Reliability and environmental test products	13	12	12
Change kits and spare parts	13	16	14
Total	100%	100%	100%

          In December 1999, the Securities and Exchange Commission (“SEC”) issued SAB101.  SAB101 summarizes the SEC’s views in applying generally accepted accounting principles to selected revenue recognition issues, including equipment sales contracts that contain provisions related to installation and customer acceptance.

          Prior to 2000, the company generally recognized revenue upon shipment if contractual obligations were substantially complete, post-delivery obligations were inconsequential, and customer acceptance and payment were reasonably assured. In the fourth quarter of 2000, in accordance with SAB101 guidance, the company changed its accounting policy such that certain equipment revenue is recognized subsequent to shipment, generally after installation and customer-specified acceptance processes have been completed.  As required, the accounting change was made retroactive to January 1, 2000.  The cumulative effect of the accounting change was an after-tax charge of $824,228 ($.09 per share) which includes revenue of approximately $3 million less cost of sales and certain related expenses such as commissions.  Substantially all of the $3 million in deferred revenue was recognized in 2000 upon satisfying the new revenue recognition criteria.  Approximately $4 million of 2000 equipment shipments has been deferred as of December 31, 2000 and is expected to be recognized as revenue in fiscal 2001.

          The following table presents the estimated consolidated results of operations of the company on an unaudited pro forma basis if SAB101 guidance had been effective in fiscal 1999 and fiscal 1998 (in thousands, except per share data):

	1999	1998
Unaudited pro forma
Net sales	$ 39,575	$ 65,163
Net loss	(8,497)	(7,451)
Net loss per diluted share	(.90)	(.79)
Reported net loss per diluted share	$ (.95)	$ (1.00)

          Net sales increased 24% to $46.1 million in 2000 compared with $37.2 million in 1999.  Generally improving industry conditions in 1999 continued into 2000 and remained favorable for most of the year.  Sales of test handlers, which represented 52% of total net sales, increased 39% in 2000, driven by strong demand for non-memory test handlers as customers added production capacity in response to increased global demand for electronic components.  This increase was offset somewhat by significantly reduced sales of test handlers for DRAM applications due to excess capacity in that segment and the company’s related decision in the second quarter to discontinue marketing its M3200 DRAM test handler product.  Sales of the company’s IC Automation products, which represented 22% of total net sales, increased 5% due to generally improved industry conditions.  Sales of reliability and environmental test products increased 36% in 2000.  Sales of the company’s reliability test equipment products more than doubled as the Model 1164 test system continued to gain market acceptance and broaden its customer base. Sales of environmental test equipment, which represented less than 5% of 1999 revenue, were insignificant in 2000 as the company discontinued this product line in the first quarter and licensed it to a third party.  Sales of change kits and spare parts were relatively flat in 2000 as reduced spares sales to DRAM manufacturers offset sales increases to other segments.

          Net sales in 1999 were $37.2 million, a decrease of 38% from 1998. Sales of test handlers decreased 41% in 1999 compared with 1998.  Sales of non-memory test handlers increased in 1999 due to improving industry conditions late in the year and increased demand for equipment that addresses new IC applications.  However, this increase was offset by a significant decrease in the sales of DRAM test handlers.  There continued to be excess capacity in the memory segment of the industry throughout 1999, leading two large customers to significantly reduce their capital equipment spending below 1998 levels. Sales of IC Automation products decreased 38% in 1999 compared to 1998 primarily due to poor industry conditions in the first half of the year and a decision on the part of a significant customer in mid-1998 to discontinue a product line which utilized some of the company’s automation modules.   Sales of reliability and environmental test products decreased 40% in 1999.  Sales of reliability test products increased in 1999 as the company’s new Model 1164 test system gained market acceptance, particularly in applications related to copper interconnects.  This increase was offset by a significant decrease in the sales of environmental test products due to the generally poor industry conditions and reduced sales to customers in defense-related businesses. Sales of change kits and spare parts decreased approximately 23% in 1999.  Most of the decrease was attributable to excess capacity in the industry overall and reduced spending by memory IC manufacturers.

Gross Profit:

          Gross profit, as a percentage of net sales, was 49.2% in 2000 compared with 35.7% in 1999 and 40.4% in fiscal 1998.  These results include unusual charges as follows:

•	In 2000, the company recorded inventory write-downs totaling $935,000. The write-downs were primarily related to inventories for DRAM test handler applications, a volatile market segment that the company decided not to pursue further. In the second quarter, the company recorded an inventory write-down of $450,000 related to its decision to discontinue marketing and manufacturing its oldest DRAM test handler, the model M3200. As a result of this decision, all inventories related to the production of the M3200 were written down to scrap value and were substantially disposed of by December 31, 2000. In the fourth quarter, the company recorded an inventory charge of $485,000. This charge was primarily related to management’s decision to discontinue marketing its DTX thermal test handler product to the DRAM market segment and rather focus the DTX on high power logic semiconductor applications. As a result of this decision, DTX-related inventories were evaluated and written down to estimated net realizable value.

•	In the second quarter of 1999, one of the company’s largest customers, a DRAM manufacturer, announced that it was exiting the merchant market for DRAM devices and would buy minimal equipment in 1999. A second significant customer also indicated that its equipment requirements for DRAM applications would be significantly lower than previously forecasted levels. In response to these events and considering the potential obsolescence associated with upcoming transitions to new products, inventories were analyzed and management determined that a $2.5 million inventory charge was required to properly value inventories at net realizeable value.

•	In the second quarter of 1998, the company recorded unusual charges of $3.7 million in cost of goods sold. Due to the sudden, significant decline in business activity in the second quarter of 1998, the delayed and reduced expansion plans on the part of two large customers, and the resulting outlook for significantly lower revenue levels, management reviewed the company’s product portfolio and decided to discontinue marketing its TMU-100 Thermal Management System and Model 900A pick and place test handler products because forecasted revenue levels did not justify the required marketing and support costs. Based on these decisions and a revised revenue forecast reflecting a deteriorating industry outlook, management determined that a $3.2 million inventory charge for excess and obsolete inventory was necessary to properly value inventories at net realizeable value. In addition, the company recorded a $0.5 million charge to fulfill a customer warranty claim obligation committed to at that time.

•	The inventory write-downs in 2000, 1999 and 1998 were quantified through a detailed analysis of inventories with consideration given to potential future equipment and spares sales, and the potential use of common parts in other products.

          Excluding the unusual charges described above, gross profit was 51.2% of net sales in 2000, compared with 42.4% and 46.6% in 1999 and 1998, respectively.  The gross profit margin increased in 2000 due to higher overall volumes, favorable mix, and reduced overhead expenses resulting from restructuring activities during the year.  Sales in 2000 included a significantly larger mix of high-margin test handlers.  Manufacturing overhead expenses were significantly reduced in 2000 with the closing of the company’s Lawrence, MA facility, the consolidation of its two manufacturing plants in Texas, and cost reductions at its plant in Poway, CA.  The gross profit margin decrease in 1999 resulted primarily from under-absorbed manufacturing overhead due to the significantly lower sales volume, particularly at the company’s Poway, CA and Lawrence, MA facilities.

Selling, General and Administrative Expenses:

          Selling, general and administrative expenses were $17.5 million in 2000, compared with $17.6 million in 1999 and $20.7 million in 1998.  Commissions and service expenses increased in 2000 to support higher sales levels.  These increases were offset by personnel, facility, and other operating cost reductions resulting from restructuring activities, including the closing of the company’s Lawrence, MA and Grand Prairie, TX facilities in early 2000. The decrease in 1999 expenses compared with 1998 resulted from cost containment efforts including reduced personnel costs due to workforce reductions and lower commissions on significantly reduced revenue levels. Amortization expense associated with acquisition-related intangible assets totaled $1.6 million, $1.9 million, and $1.7 million in 2000, 1999, and 1998, respectively.

Research and Development:

          Research and development expenses were $8.5 million in 2000 compared with $9.8 million in 1999 and $12.2 million in 1998. The decrease in 2000 was primarily attributable to a reduction in engineering personnel, including workforce reductions related to the closing of the company’s Lawrence, MA and Grand Prairie, TX facilities in early 2000. The decrease in 1999 spending resulted from cost containment efforts implemented during that year, including a reduction in research and development personnel.  These expense reductions were offset somewhat in 1999 by the inclusion of a full year of operations of the Equipment Division of WEB Technology, Inc. which was acquired in April 1998.

Unusual Charges:

Fiscal 2000

          During 2000, the company initiated a number of activities to reduce costs and improve operating efficiencies.  These actions included consolidating its two operations in Texas, closing its Lawrence, MA facility, and re-structuring operations in Poway, CA. Unusual charges recorded in 2000 related to these activities were as follows (dollars in thousands):

Restructuring charges	- severance costs	$2,157
	- facility exit costs	958
Write-down equipment and leaseholds		495
Write-down intangible assets		415
Other		51
Total		$4,076

Consolidation of Texas Operations

          During the first quarter of 2000, the company's two operations in Texas were consolidated. Strategically significant manufacturing and development activities being conducted at the Grand Prairie facility were transferred to the company's Dallas facility where operations associated with its WEB Technology product line are located. The transfer was completed in mid-March 2000 and the Grand Prairie facility was closed in late March 2000.

          Charges related to this restructuring included approximately $565,000 for severance and related costs; $385,000 for facility exit costs; $121,000 related to the write-down of abandoned leaseholds and equipment; and $186,000 related to the write-down of impaired intangibles, primarily capitalized trained workforces.  The elimination of 56 positions in Texas and lowered facility and other costs resulted in quarterly cost reductions of approximately $0.9 million, which reductions were partially offset by increased costs at the Dallas facility.  As of December 31, 2000 the Grand Prairie facility remained vacant while the company continues to seek a subtenant.

          Closure of Lawrence, MA Facility.

          During the first quarter of 2000, the company decided to close its Lawrence, MA facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred to the company's North St. Paul facility. The company sold or licensed certain assets associated with the Lawrence operation, including its environmental test equipment product line. Consideration received for these assets was the transferee's assumption of certain future obligations related to the transferred product line and royalties on future sales.  As indicated below, the transferee of the product line subsequently bought out the royalty contract later in the year.  Lawrence operations ceased in late March 2000 and the facility was vacated in May 2000.

          Charges related to this facility closing included approximately $844,000 for severance and related costs and $101,000 for facility exit costs.  In addition, the company recorded charges in the first quarter of $229,000 related to impaired intangibles associated with the transferred product line and  $672,000 for losses on the sale of the business assets and abandoned leaseholds. The charge related to the loss on the sale of the business assets was subsequently reduced by $629,000 in the second half of 2000 for proceeds received from the royalty contract, resulting in a net charge of $43,000. Because the transferee of the product line bought out the royalty contract, the company will not receive royalty payments in the future under the contract.

          The transfer of the environmental test equipment product line is not expected to have a significant adverse impact on future operations as it accounted for less than 5% of the company's fiscal 1999 revenue of $37.2 million.  The elimination of 38 positions in Lawrence and reduced facility costs resulted in quarterly cost reductions of approximately $0.6 million, which reductions were partially offset by increased costs at the North St. Paul facility.

          Poway, CA Restructuring.

          In the second quarter of 2000, the company announced that it would transfer manufacturing and certain administrative functions at its Poway, CA facility to its North St. Paul, MN operation, including the manufacturing of its DTX series of test handlers. Marketing and engineering activities related to the product line were to remain in Poway.  The restructuring plan included a workforce reduction, vacating the company's 45,000 square foot building, and transferring the remaining marketing and engineering personnel to a 10,000 square foot facility nearby. This action resulted in the elimination of 20 positions in manufacturing, engineering, accounting and administration.  The facility lease was assigned to a third party.

          In October 2000, the company announced its intention to transfer the remaining marketing and engineering operations related to the DTX product line in Poway, CA to North St. Paul, MN and to close the Poway facility. Prior to December 31, 2000, management had approved the restructuring plan which included the elimination of an additional 20 positions in engineering and administration and closing the facility by March 31, 2001. The affected employees were identified and notified of the terminations and related severance benefits prior to December 31, 2000.  Some employees were terminated prior to December 31, 2000 with the remaining termination dates scheduled for March 31, 2001 or sooner.  The company subleased the 10,000 square foot facility to a third party, effective April 1, 2001.

          Charges related to the Poway restructuring during 2000 included approximately $748,000 for severance and related costs,  $472,000 for facility exit costs, and $331,000 related to the write-down of abandoned leaseholds and equipment. The severance costs were related to the elimination of a total of 40 positions. The facility exit costs were related to exiting both facilities and include noncancellable lease payments and other operating costs incurred after vacating as well as costs incurred to sublease the facilities.

          The elimination of 40 positions and reduced facility and other costs associated with the Poway restructuring represent quarterly cost reductions of approximately $1.0 million.  These cost reductions were partially realized in the second half of 2000 after the second quarter restructuring with the balance of the estimated savings to be realized after the facility is closed on March 31, 2001.  These cost decreases have been or will be partially offset by increases at the North St. Paul facility related to the transfer of operations.

          Following is a table that summarizes the severance and facility exit restructuring charges accrued and the associated reserve activity for the year ended December 31, 2000 ($ in thousands):

	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 1999	$ --	$ --	$ --
Restructuring Charges:
Texas Consolidation	565	385	950
Lawrence, MA	844	101	945
Poway, CA	748	472	1,220
Cash Payments	(1,666)	(653)	(2,319)
Accrual Balance, December 31, 2000	$ 491	$ 305	$ 796

          The remaining accrued restructuring costs as of December 31, 2000 represent primarily costs associated with closing the Poway operation, which the company expects will be completed by approximately March 31, 2001.

          Fiscal 1999

          In 1999, the company recorded unusual charges as follows (dollars in thousands)

Restructuring charge - severance costs	$ 352
Write-off intangible asset	1,155
Other	(61)
Total	$1,446

          In order to reduce operating costs, the company implemented two workforce reductions in 1999.  These reductions included the terminations of 48 employees resulting in estimated annual cost savings of approximately $1.8 million.  The restructuring charges were recorded in the periods when the affected employees were identified, severance benefits were determined, and the affected employees were notified and terminated.  Accordingly, restructuring charges of $190,000 and $162,000 were recorded in the first and second quarters of 1999, respectively.  The severance costs were paid prior to December 31, 1999.

          At the time of the acquisition of the Equipment Division of WEB Technology, Inc. (“WEB”) in April 1998, WEB had a contractual relationship with a customer to develop and deliver certain automation equipment.  A value of $1.4 million was capitalized as an intangible asset related to this customer relationship at the time of the acquisition. In the fourth quarter of 1999, due to a change in its business environment and a shift in its strategic business plan, the customer requested that the company discontinue working on the project.  Prior to December 31, 1999, the company negotiated a termination of the contract with the customer and determined that the project would not be resumed.  As a result, management determined that the intangible asset related to this customer relationship was impaired and had no future economic value and the company wrote off the remaining unamortized balance of $1.2 million at December 31, 1999.

Fiscal 1998

In 1998, the company recorded unusual charges as follows (dollars in thousands):

Restructuring charge - severance costs	$ 547
Write-off purchased technology	2,080
In-process research & development	3,900
Total	$6,527

          Certain of these charges related to a sudden decline in business activity and management actions taken in response to the weakening industry outlook.  The company completed a workforce reduction of 50 employees, resulting in a charge of $547,000 for severance pay and related costs. Substantially all of the $547,000 in costs was paid during 1998 and the balance of the restructuring accrual remaining at December 31, 1998 was insignificant.

          In connection with the decision to discontinue the TMU-100 Thermal Management System and the Model 900A test handler products discussed previously, management reviewed the capitalized technology related to these products and determined that the technology was not usable in any other products and had no alternative use.  Therefore, the remaining unamortized balance of these intangibles amounting to $2.1 million was written off.

          Unusual charges included $3.9 million related to in-process research and development.  On April 1, 1998, the company acquired certain assets and assumed certain liabilities of WEB for a total purchase price of $23.6 million and accounted for the acquisition as a purchase.  The fair value of acquired intangible assets was determined to be $20.7 million, which included developed technology, core technology, a customer list, trained workforce, and in-process research and development.  Of this amount, $3.9 million, or approximately 17% of the total purchase price, was allocated to in-process research and development and was charged against income in 1998 because the underlying research and development projects had not yet reached technological feasibility and had no alternative future uses.

          The most significant components of the acquired in-process research and development were approximately $2.6 million associated with a new Burn-in Board Loader/Unloader and approximately $.8 million associated with a new Pick and Place Test Handler, both products being under development at the date of the acquisition.  The Burn-in Board Loader/Unloader was to be used by semiconductor manufacturers to automatically load untested ICs into a variety of burn-in boards to reduce labor costs and reduce manual loading errors.  In addition to providing very high speed throughput, the most unique feature of the new Burn-in Board Loader/Unloader was to improve efficiency and yield by providing for the testing of ICs during the board-loading process as opposed to the conventional approach of testing ICs before burn-in.  The most complex design steps to complete the product included developing a Windows NT operating system, incorporating the test-during-load capability, providing both tray and tube input capability, and incorporating multiple-head mechanisms to increase speed.  The Pick-and-Place Test Handler product was to be used by semiconductor manufacturers to test ICs under high temperatures utilizing conductive thermal conditioning and to sort the ICs in up to five categories.  Complex design steps to complete the product included the development of software to provide precise temperature control during test.  Management estimated that the stage of completion for the Burn-in Loader/Unloader and Pick-and-Place Test Handler at the acquisition date, based upon estimates of cost and time to complete and complexity factors involved, was 64% and 79%, respectively.

          The development of the new Burn-in Board Loader was completed in late 1998 and has been actively marketed since then.  Due to a lack of resources resulting from expense reductions, the Pick and Place Test Handler development was put on hold in early 1999.  In mid-1999, management decided to go forward exclusively with another technology solution and formally cancelled the Pick and Place Test Handler development program.  Management does not expect this decision to have a significant impact on future operating results.

          The value assigned to the acquired in-process research and development in the WEB acquisition was determined based upon projected cash flows related to future products expected to be derived once technological feasibility was achieved.  Projected cash flows recognized the contribution of core technology and other supporting assets and were discounted to present value at a rate of 30%. The projected net cash flows from such projects were based on management’s estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes resulting from such projects. These estimates were based on expected trends in technology, historical margin and expense levels of comparable products, and the nature and expected timing of completion of acquired in-process research and development.

          See Note 8 to the accompanying Consolidated Financial Statements.

Other Income, Net:

          Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $429,000 in 2000, compared with $607,000 in 1999 and $964,000 in 1998. The decreases are primarily attributable to lower average cash balances during each year.

Income Taxes:

          In accordance with Statement of Financial Accounting Standards No. 109, due to the operating losses incurred in the past three years, reduced sales order activity in late 2000, and softening industry conditions in early 2001, the company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is $17.3 million as of December 31, 2000. The company does not expect to record any tax expense or benefit in the future until the company is consistently profitable on a quarterly basis.

Financial Condition, Liquidity and Capital Resources:

          Cash and cash equivalents decreased by approximately $4.1 million in 2000 to $9.1 million.  Operating activities used $3.7 million of cash in 2000.  The major components of cash flows from operating activities were a reported net loss of $22.5 million, offset by non-cash items of $14.7 million related to deferred taxes and $2.6 million in depreciation and amortization expense.  Despite higher sales volume, receivables decreased by $0.4 million in 2000 due to the fourth quarter adoption of SAB101, which has the effect of shortening the length of time receivables are outstanding in certain cases. Inventories increased by $3.0 million due to increased sales activity in late 2000 compared to 1999 and the inclusion of $1.8 million in equipment at customer sites for which revenue is deferred until installation and/or customer acceptances are completed.  Expenditures for property and equipment amounted to $0.6 million, $0.5 million, and $1.4 million in 2000, 1999 and 1998, respectively.  Approximately $2.5 million in cash has been used to repurchase shares of the company’s stock in the past three years, including $2.2 million related to repurchases from certain shareholders of WEB pursuant to right of first refusal agreements entered into with such shareholders in connection with the acquisition of WEB in 1998.

          The company believes its cash and short-term investments of $9.1 million at December 31, 2000 and borrowings available under its credit facility will be sufficient to meet capital expenditure and working capital needs for the foreseeable future.  The company may acquire other companies, product lines or technologies that are complementary to the company’s business and the company’s working capital needs may change as a result of such acquisitions.

Subsequent Event – Restructuring:

          In March 2001, the company announced a workforce reduction of approximately 30 employees. The company expects that it will record a restructuring charge of approximately $0.7 million in the quarter ended March 31, 2001, primarily for severance pay and related costs.

Business Risks and Uncertainties:

          A number of risks and uncertainties exist which could have an impact on the company’s future operating results.  Any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.  These factors, and their impact on the success of the company’s operations and its ability to achieve its goals, include the following:

•	the company’s dependence on the microelectronics market and the capital expenditures of electronic component manufacturers;

•	the volatility and cyclicability of the microelectronics industry;

•	the ability of the company to manage its growth and to integrate and assimilate recent and future acquisitions;

•	new product development cycles and market acceptance of new products;

•	potential fluctuations in the company’s operating results based on factors such as general economic and industry conditions, cancellation or rescheduling of orders, seasonal fluctuations in business activity, and product announcements by the company or by competitors;

•	the impact of competition in the test handler, IC Automation, and reliability test equipment markets;

•	the effect of customer concentration and the loss of any significant customer on the company’s sales; and

•	volatility of the company’s stock price based on factors including developments in the microelectronics industry and high-technology industries generally, as well as fluctuations in the company’s quarterly operating results.

          The company undertakes no obligation to update the information, including the forward-looking statements, in this report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The company's exposure to market risk for changes in interest rates relates primarily to the company's investment portfolio.  The company places its investments with high credit issuers and limits the amount of credit exposure to any one issuer.  The company has no investments denominated in foreign currencies and therefore is not subject to foreign exchange risk.  The company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.  As of December 31, 2000, the company’s portfolio consisted primarily of high quality taxable instruments, including corporate notes and bonds, money market funds, and bank repurchase agreements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The company’s Consolidated Financial Statements and the report of its independent certified public accountants are included elsewhere in this Annual Report on Form 10-K.   The index to this report and the financial statements is included in Item 14 (a) (1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Registrant

          The information under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Other Information About Nominees” in the company’s 2001 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

          The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

          The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s 2001 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

          The information under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation and Other Benefits” in the company’s 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the company’s 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the caption “Certain Relationships and Related Transactions” in the company’s 2001 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1.  Financial Statements of Registrant.

          The following Consolidated Financial Statements of the company and the Independent Auditor’s Report thereon are included herein:

Report of Independent Auditors
Financial Statements:
• Consolidated Statements of Operations
• Consolidated Balance Sheets
• Consolidated Statements of Changes in Shareholders’ Equity
• Consolidated Statements of Cash Flows
• Notes to Consolidated Financial Statements

          (a) 2.  Financial Statement Schedules of Registrant.

          The following financial statement schedule is included herein and should be read in conjunction with the financial statements referred to above:

          Financial Statement Schedule:  II.  Valuation and Qualifying Accounts

Years ended December 31, 1998, 1999, and 2000

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisition related (1)	Deductions	Balance at end of period
Allowance for doubtful accounts:
1998	$259,600	$545,000	$50,000	$(317,600)	$537,000
1999	537,000	57,000	0	(75,000)	519,000
2000	519,000	0	0	(5,000)	514,000
Inventory obsolescence reserve:
1998	$1,985,100	$3,290,200	$0	$(1,646,500)	$3,628,800
1999	3,628,800	3,460,800	0	(3,600,200)	3,489,400
2000	3,489,400	1,749,300	0	(2,980,800)	2,257,900
Warranty reserve:
1998	$562,200	$661,000	$120,000	$(448,400)	$894,800
1999	894,800	826,300	0	(899,700)	821,400
2000	821,400	802,300	0	(1,190,300)	433,400

(1) Reserve increases related to the inclusion of newly-acquired businesses.

          All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (a) 3.  Exhibits.

          The exhibits to this Report are listed in the Exhibit Index attached hereto.

          A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the company as of March 29, 2001, upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109; Attn.:  Shareholder Relations.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

1.	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the company’s Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the company’s Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

3.	1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

4.	Salary Savings Plan (incorporated by reference to Exhibit 10.3 to the company’s Registration Statement on Form SB-2) (File No. 33-64962C).

5.	Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8) (File No. 33-74616).

6.	Employment Agreement dated April 1, 1986 between Joseph C. Levesque and the company (incorporated by reference to Exhibit 10.6 to the company’s Registration Statement on Form SB-2) (File No. 33-64962C).

7.	Letter Agreement dated April 1, 1998 between the company and Keith E. Williams. (incorporated by reference to Exhibit 10.18 to the company Form 10-K for the year ended December 31, 1998 (file No. 0-22166)).

          (b)      Reports on Form 8-K.

The company did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

FINANCIAL STATEMENTS AND NOTES THERETO

Report of Independent Auditors

To the Shareholders and Board of Directors
of Aetrium Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aetrium Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, in 2000 the company adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 relating to revenue recognition.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 2, 2001

AETRIUM INCORPORATED
Consolidated Statements of Operations

Year Ended December 31,	2000	1999	1998
Net sales	$46,051,881	$37,188,312	$59,618,971
Cost of goods sold	23,395,023	23,909,624	35,541,356
Gross profit	22,656,858	13,278,688	24,077,615
Operating expenses:
Selling, general and administrative	17,473,987	17,631,833	20,657,065
Research and development	8,530,804	9,828,375	12,169,846
Unusual charges	4,075,536	1,446,083	6,527,000
Total operating expenses	30,080,327	28,906,291	39,353,911
Loss from operations	(7,423,469)	(15,627,603)	(15,276,296)
Other income, net	428,917	607,497	964,292
Loss before income taxes and cumulative effect of a change in accounting principle	(6,994,552)	(15,020,106)	(14,312,004)
Income tax benefit (provision)	(14,710,000)	6,007,000	4,862,000
Loss before cumulative effect of a change in accounting principle	(21,704,552)	(9,013,106)	(9,450,004)
Cumulative effect of a change in accounting principle - See Note 2.	(824,228)	—	—
Net loss	$(22,528,780)	$(9,013,106)	$(9,450,004)
Loss per common share (basic and diluted):
Loss before cumulative effect of a change in accounting principle	$(2.29)	$(.95)	$(1.00)
Cumulative effect of a change in accounting principle - See Note 2.	(.09)	—	—
Net loss	$(2.38)	$(.95)	$(1.00)
Weighted average common shares outstanding (basic and diluted)	9,466,000	9,470,000	9,423,000

AETRIUM INCORPORATED
Consolidated Balance Sheets

December 31,	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$9,132,132	$13,184,286
Accounts receivable, net of allowance for doubtful accounts of $514,000 and $519,000, respectively	7,984,315	8,380,693
Refundable income taxes	345,329	—
Inventories	12,683,200	9,677,135
Deferred taxes	—	2,356,674
Other current assets	187,626	233,028
Total current assets	30,332,602	33,831,816
Property and equipment:
Furniture and fixtures	1,159,362	1,775,582
Equipment	3,501,880	5,512,864
Less accumulated depreciation & amortization	(3,014,603)	(4,455,672)
Property and equipment, net	1,646,639	2,832,774
Noncurrent deferred taxes	—	12,445,075
Intangible and other assets, net	12,394,605	14,494,061
Total assets	$44,373,846	$63,603,726
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,862,507	$1,916,437
Accrued compensation	1,497,576	1,567,173
Other accrued liabilities	3,828,769	2,689,964
Total current liabilities	9,188,852	6,173,574
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,474,566 and 9,436,035 shares issued and outstanding, respectively	9,475	9,436
Additional paid-in capital	60,246,000	59,962,417
Accumulated deficit	(25,070,481)	(2,541,701)
Total shareholders’ equity	35,184,994	57,430,152
Total liabilities and shareholders’ equity	$44,373,846	$63,603,726

AETRIUM INCORPORATED
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance Dec. 31, 1997	8,786,740	$8,787	$46,561,805	$15,921,409	$62,492,001
Exercise of stock options	57,383	57	406,082	—	406,139
Surrender of common stock in connection with exercise of stock options	(28,631)	(28)	(468,267)	—	(468,295)
Common stock issued in connection with the purchase of a business	900,000	900	15,411,600	—	15,412,500
Repurchase of common stock	(243,850)	(244)	(1,770,775)	—	(1,771,019)
Tax benefit related to exercise of stock options	—	—	163,719	—	163,719
Net loss	—	—	—	(9,450,004)	(9,450,004)
Balance Dec. 31, 1998	9,471,642	9,472	60,304,164	6,471,405	66,785,041
Exercise of stock options	69,192	69	481,033	—	481,102
Surrender of common stock in connection with exercise of stock options	(48,649)	(49)	(451,130)	—	(451,179)
Repurchase of common stock	(56,150)	(56)	(430,003)	—	(430,059)
Tax benefit related to exercise of stock options	—	—	58,353	—	58,353
Net loss	—	—	—	(9,013,106)	(9,013,106)
Balance Dec. 31, 1999	9,436,035	9,436	59,962,417	(2,541,701)	57,430,152
Exercise of stock options	39,864	40	286,336	—	286,376
Surrender of common stock in connection with exercise of stock options	(1,333)	(1)	(13,537)	—	(13,538)
Tax benefit related to exercise of stock options	—	—	10,784	—	10,784
Net loss	—	—	—	(22,528,780)	(22,528,780)
Balance Dec. 31, 2000	9,474,566	$9,475	$60,246,000	$(25,070,481)	$35,184,994

AETRIUM INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31,	2000	1999	1998
Cash flows from operating activities:
Net loss	$(22,528,780)	$(9,013,106)	$(9,450,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,624,316	3,331,906	3,078,486
Cumulative effect of a change in accounting principle	824,228	—	—
Acquisition-related charges	—	—	3,900,000
Write-down of intangibles, equipment and leaseholds	1,180,899	1,155,000	2,080,000
Deferred taxes	14,671,401	(6,760,000)	(2,249,000)
Changes in assets and liabilities, net of effect of acquired business:
Accounts receivable, net	(1,878,279)	(1,190,269)	7,755,820
Refundable income taxes	345,329	3,182,172	(3,182,172)
Inventories	(1,529,194)	4,657,485	4,382,566
Other current assets	45,402	128,152	253,525
Intangible and other assets	78,975	(23,315)	(114,204)
Trade accounts payable	1,946,070	1,195,076	(2,545,942)
Accrued compensation	(69,597)	21,620	(681,995)
Other accrued liabilities	562,837	(701,662)	(39,401)
Income taxes payable	—	(82)	(570,790)
Net cash provided by (used in) operating activities	(3,726,393)	(4,017,023)	2,616,889
Cash flows from investing activities:
Purchase of property and equipment	(598,599)	(531,349)	(1,400,336)
Purchase of business and technology, net of cash acquired	—	—	(8,835,000)
Net cash used in investing activities	(598,599)	(531,349)	(10,235,336)
Cash flows from financing activities:
Net proceeds from issuance of common stock	286,376	100,546	127,936
Repurchases of common stock	(13,538)	(500,682)	(1,961,111)
Net cash provided by (used in) financing activities	272,838	(400,136)	(1,833,175)
Decrease in cash and cash equivalents	(4,052,154)	(4,948,508)	(9,451,622)
Cash and cash equivalents at beginning of year	13,184,286	18,132,794	27,584,416
Cash and cash equivalents at end of year	$9,132,132	$13,184,286	$18,132,794

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

NOTE 1: BUSINESS DESCRIPTION

The company specializes in the design, development, manufacturing and marketing of a variety of electromechanical equipment used by the semiconductor and electronic component industry to handle and test integrated circuits and other electronic components.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Risks and Uncertainties:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash Equivalents:  Cash equivalents include highly liquid investments purchased with an original maturity of less than three months.

Inventories:  Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

Property and Equipment:  Property and equipment are stated at cost. Depreciation and amortization are generally computed for financial statement and tax purposes using accelerated methods over the shorter of the estimated useful lives or the applicable lease terms. Maintenance and repairs are charged to expense as incurred.

Intangibles:  Goodwill, representing the excess of purchase price over the fair value of net assets of acquired businesses, is amortized on a straight-line basis over 15 years. Costs associated with the purchase of product and patent rights and other intangibles are capitalized and amortized on a straight-line basis over their respective useful lives, which generally range from two to ten years.

Valuation of Long-Lived Assets:  The company periodically assesses the potential impairment of its intangible and other long-lived assets based on anticipated undiscounted cash flows.

Revenue Recognition – Change in Accounting Policy:

          In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB101).  SAB101 summarizes the SEC’s views in applying generally accepted accounting principles to selected revenue recognition issues, including equipment sales contracts that contain provisions related to installation and customer acceptance.

          Prior to fiscal 2000, the company generally recognized revenue upon shipment if contractual obligations were substantially complete, post-delivery obligations were inconsequential, and customer acceptance and payment were reasonably assured. In the fourth quarter of 2000, in accordance with SAB101 guidance, the company changed its accounting policy.  Revenue for product sales is recognized upon shipment if contractual obligations have been substantially met, which is generally the case for sales of spare parts and some equipment sales.  Equipment sales often include obligations and/or contractual terms that can only be satisfied after shipment, such as installation and meeting certain customer-specified acceptance requirements.  In these cases, revenue is recognized subsequent to shipment after such obligations have been completed and the applicable contract terms have been satisfied.

          As required, the accounting change was made retroactive to January 1, 2000.  The cumulative effect of the accounting change was an after-tax charge of $824,228 ($.09 per share) which includes revenue of approximately $3 million less cost of sales and certain related expenses such as commissions.  Substantially all of the $3 million in deferred revenue was recognized in 2000 upon satisfying the new revenue recognition criteria.  Approximately $4 million of fiscal 2000 equipment shipments has been deferred as of December 31, 2000 and is expected to be recognized as revenue in fiscal 2001.

          The following table presents the estimated consolidated results of operations of the company on an unaudited pro forma basis if SAB101 guidance had been effective in 1999 and 1998 (in thousands, except per share data):

	1999	1998
Unaudited pro forma
Net sales	$39,575	$65,163
Net loss	(8,497)	(7,451)
Net loss per diluted share	$(.90)	$(.79)
Reported net loss per diluted share	$(.95)	$(1.00)

Research and Development:  Expenditures for research and development are expensed as incurred.

Income Taxes:  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (FAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized, or the application of FAS No. 109 does not permit management to conclude thereunder that it is more likely than not that some portion or all of the deferred tax assets will be realized.

Net Income (Loss) Per Common Share:  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalent shares outstanding during each year. Common stock equivalents include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in fiscal years 1998, 1999 and 2000 because they are antidilutive.  As of December 31, 2000 there were 1,529,417 outstanding stock options which could potentially impact diluted earnings per share.  Actual weighted average stock options outstanding using the treasure stock method that would have been included in the earnings per share calculation had the company been profitable in 2000 approximate 78,000 shares.

Repurchases of Common Stock:  The company accounts for repurchased shares as retirements.  The par value of repurchased shares is charged to the common stock account and the excess of the purchase cost over par value is charged to additional paid-in capital.

Recent Accounting Pronouncements:  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The company must adopt this standard no later than January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the company’s financial statements.

NOTE 3: UNUSUAL CHARGES

Cost of Goods Sold:

          In 2000, the company recorded inventory write-downs totaling $935,000.  The write-downs were primarily related to inventories for DRAM test handler applications, a volatile market segment that the company decided not to pursue further. In the second quarter, the company recorded an inventory write-down of $450,000 related to its decision to discontinue marketing and manufacturing its oldest DRAM test handler, the model M3200. As a result of this decision, all inventories related to the production of the M3200 were written down to scrap value and were substantially disposed of by December 31, 2000.  In the fourth quarter, the company recorded an inventory charge of $485,000. This charge was primarily related to management’s decision to discontinue marketing its DTX thermal test handler product to the DRAM market segment and rather focus the DTX on high power logic semiconductor applications.  As a result of this decision, DTX-related inventories were evaluated and written down to estimated net realizable value.

          In the second quarter of 1999, one of the company’s largest customers, a DRAM manufacturer, announced that they were exiting the merchant market for DRAM devices and would buy minimal equipment in 1999.  A second significant customer also indicated that equipment requirements for DRAM applications would be significantly lower than previously forecasted levels.  In response to these events and considering the potential obsolescence associated with upcoming transitions to new products, inventories were analyzed and management determined that a $2.5 million inventory charge was required to properly value inventories at net realizeable value.

          In the second quarter of 1998, the company recorded unusual charges of $3.7 million in cost of goods sold.  Due to the sudden, significant decline in business activity in the second quarter of 1998, the delayed and reduced expansion plans on the part of two large customers, and the resulting outlook for significantly lower revenue levels, management reviewed the company’s product portfolio and decided to discontinue marketing its TMU-100 Thermal Management System and Model 900A pick and place test handler products because forecasted revenue levels did not justify the required marketing and support costs.  Based on these decisions and a revised revenue forecast reflecting a deteriorating industry outlook, management determined that a $3.2 million inventory charge for excess and obsolete inventory was necessary to properly value inventories at net realizeable value.  In addition, the company recorded a $.5 million charge to fulfill a customer warranty claim obligation committed to at that time.

          The inventory write-downs in 2000, 1999 and 1998 were quantified through a detailed analysis of inventories with consideration given to potential future equipment and spares sales, and the potential use of common parts in other products.

Operating Expenses:

Fiscal 2000

                    During 2000, the company initiated a number of activities to reduce costs and improve operating efficiencies.  These actions included consolidating its two operations in Texas, closing its Lawrence, MA facility, and re-structuring its operations in Poway, CA. Unusual charges recorded in 2000 related to these activities were as follows (dollars in thousands):

Restructuring charges	- severance costs	$2,157
	- facility exit costs	958
Write-down equipment and leaseholds		495
Write-down intangible assets		415
Other		51
Total		$4,076

Consolidation of Texas Operations.

                    During the first quarter of 2000, the company's two operations in Texas were consolidated. Strategically significant manufacturing and development activities being conducted at the Grand Prairie facility were transferred to the company's Dallas facility where operations associated with its WEB Technology product line are located. The transfer was completed in mid-March 2000 and the Grand Prairie facility was closed in late March 2000.

                    Charges related to this restructuring included approximately $565,000 for severance and related costs; $385,000 for facility exit costs; $121,000 related to the write-down of abandoned leaseholds and equipment; and $186,000 related to the write-down of impaired intangibles, primarily capitalized trained workforces.  The elimination of 56 positions in Texas and lowered facility and other costs resulted in quarterly cost reductions of approximately $0.9 million, which reductions were partially offset by increased costs at the Dallas facility.  As of December 31, 2000 the Grand Prairie facility remained vacant while the company continues to seek a subtenant.

Closure of Lawrence, MA Facility.

                    During the first quarter of 2000, the company decided to close its Lawrence, MA facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred to the company's North St. Paul facility. The company sold or licensed certain assets associated with the Lawrence operation, including its environmental test equipment product line. Consideration received for these assets was the transferee's assumption of certain future obligations related to the transferred product line and royalties on future sales.  As indicated below, the transferee of the product line subsequently bought out the royalty contract later in the year.  Lawrence operations ceased in late March 2000 and the facility was vacated in May 2000.

                    Charges related to this facility closing included approximately $844,000 for severance and related costs and $101,000 for facility exit costs.  In addition, the company recorded charges in the first quarter of $229,000 related to impaired intangibles associated with the transferred product line and  $672,000 for losses on the sale of the business assets and abandoned leaseholds. The charge related to the loss on the sale of the business assets was subsequently reduced by $629,000 in the second half of 2000 for proceeds received from the royalty contract, resulting in a net charge of $43,000. Because the transferee of the product line bought out the royalty contract, the company will not receive royalty payments in the future under the contract.

                    The transfer of the environmental test equipment product line is not expected to have a significant adverse impact on future operations as it accounted for less than 5% of the company's fiscal 1999 revenue of $37.2 million.  The elimination of 38 positions in Lawrence and reduced facility costs resulted in quarterly cost reductions of approximately $0.6 million, which reductions were partially offset by increased costs at the North St. Paul facility.

Poway, CA Restructuring.

                    In the second quarter of 2000, the company announced that it would transfer manufacturing and certain administrative functions at its Poway, CA facility to its North St. Paul, MN operation, including the manufacturing of its DTX series of test handlers. Marketing and engineering activities related to the product line were to remain in Poway.  The restructuring plan included a workforce reduction, vacating the company's 45,000 square foot building, and transferring the remaining marketing and engineering personnel to a 10,000 square foot facility nearby. This action resulted in the elimination of 20 positions in manufacturing, engineering, accounting and administration.  The facility lease was subsequently assigned to a third party.

                    In October 2000, the company announced its intention to transfer the remaining marketing and engineering operations related to the DTX product line in Poway, CA to North St. Paul, MN and to close the Poway facility. Prior to December 31, 2000, management had approved the restructuring plan which included the elimination of an additional 20 positions in engineering and administration and closing the facility by March 31, 2001. The affected employees were identified and notified of the terminations and related severance benefits prior to December 31, 2000.  Some employees were terminated prior to December 31, 2000 with the remaining termination dates scheduled for March 31, 2001 or sooner.  The company subleased the 10,000 square foot facility to a third party, effective April 1, 2001.

                    Charges related to Poway restructuring during 2000 included approximately $748,000 for severance and related costs,  $472,000 for facility exit costs, and $331,000 related to the write-down of abandoned leaseholds and equipment. The severance costs were related to the elimination of a total of 40 positions. The facility exit costs were related to exiting both facilities and include noncancellable lease payments and other operating costs incurred after vacating as well as costs incurred to sublease the facilities.

                    The elimination of 40 positions and reduced facility and other costs associated with the Poway restructuring represent quarterly cost reductions of approximately $1.0 million.  These cost reductions were partially realized in the second half of 2000 after the second quarter restructuring with the balance of the estimated savings to be realized after the facility is closed on March 31, 2001.  These cost decreases have been or will be partially offset by increases at the North St. Paul facility related to the transfer of operations.

          Following is a table that summarizes the severance and facility exit restructuring charges accrued and the associated reserve activity for the year ended December 31, 2000 (dollars in thousands):
	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 1999	$—	$—	$—
Restructuring charges:
Texas consolidation	565	385	950
Lawrence, MA	844	101	945
Poway, CA	748	472	1,220
Cash Payments	(1,666)	(653)	(2,319)
Accrual Balance, December 31, 2000	$491	$305	$796

                    The remaining accrued restructuring costs as of December 31, 2000 represent primarily costs associated with closing the Poway operation, which the company expects will be completed by approximately March 31, 2001.

          Fiscal 1999

        In 1999, the company recorded unusual charges as follows (dollars in thousands):

Restructuring charge - severance costs	$352
Write-off intangible asset	1,155
Other	(61)
Total	$1,446

                    In order to reduce operating costs, the company implemented two workforce reductions in 1999.  These reductions included the terminations of 48 employees resulting in estimated annual cost savings of approximately $1.8 million.  The restructuring charges were recorded in the periods when the affected employees were identified, severance benefits were determined, and the affected employees were notified and terminated.  Accordingly, restructuring charges of $190,000 and $162,000 were recorded in the first and second quarters of 1999, respectively.  The severance costs were paid prior to December 31, 1999.

                    At the time of the acquisition of the Equipment Division of WEB Technology, Inc. (“WEB”) in April 1998, WEB had a contractual relationship with a customer to develop and deliver certain automation equipment.  A value of $1.4 million was capitalized as an intangible asset related to this customer relationship at the time of the acquisition. In the fourth quarter of 1999, due to a change in its business environment and a shift in its strategic business plan, the customer requested that the company discontinue working on the project.  Prior to December 31, 1999, the company negotiated a termination of the contract with the customer and determined that the project would not be resumed.  As a result, management determined that the intangible asset related to this customer relationship was impaired and had no future economic value and the company wrote off the remaining unamortized balance of $1.2 million at December 31, 1999.

Fiscal 1998

        In 1998, the company recorded unusual charges as follows (dollars in thousands):

Restructuring charge - severance costs	$547
Write-off purchased technology	2,080
In-process research & development	3,900
Total	$6,527

                    Certain of these charges related primarily to a sudden decline in business activity and management actions taken in response to the weakening industry outlook.  The company completed a workforce reduction of 50 employees, resulting in a charge of $547,000 for severance pay and related costs. Substantially all of the $547,000 in costs was paid during 1998 and the balance of the restructuring accrual remaining at December 31, 1998 was insignificant.

                    In connection with the decision to discontinue the TMU-100 Thermal Management System and the Model 900A test handler products discussed previously, management reviewed the capitalized technology related to these products and determined that the technology was not usable in any other products and had no alternative use.  Therefore, the remaining unamortized balance of these intangibles amounting to $2.1 million was written off.

                    In connection with the acquisition of the WEB Equipment Division, $3.9 million of the purchase price was allocated to in-process research and development, which amount was expensed as the underlying research and development projects had not yet reached technological feasibility.

NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments (refunds) for interest and income taxes were as follows:

Year Ended Dec. 31,	2000	1999	1998
Interest paid	$18,771	$13,884	$12,104
Income taxes paid (refunded), net	$(306,730)	$(2,428,557)	$1,140,894

During the years ended December 31, 1999 and 1998, employees surrendered 41,996 ($380,556 fair market value), and 17,293 ($278,203 fair market value) shares of Common Stock, respectively, as payment for the exercise prices of stock options.

NOTE 5: INVENTORIES

A summary of the composition of inventories is as follows:

December 31,	2000	1999
Purchased parts and completed subassemblies	$5,398,326	$5,181,684
Work-in-process	3,466,368	3,039,964
Finished goods, including demonstration equipment	2,066,417	1,455,487

Equipment shipped, subject to installation and/or customer acceptance	1,752,089	—
Total inventories	$12,683,200	$9,677,135

NOTE 6: INTANGIBLE AND OTHER ASSETS

Intangible and other assets comprise the following:

December 31,	2000	1999
Goodwill	$10,436,049	$10,436,049
Acquisition-related intangibles	7,085,153	7,719,593
Other	90,512	165,228
Total	17,611,714	18,320,870
Accumulated amortization	(5,217,109)	(3,826,809)
Total intangible and other assets, net	$12,394,605	$14,494,061

Acquisition-related intangibles include identifiable assets capitalized in connection with the acquisitions of businesses and product lines such as developed technology, customer lists, is trained workforces.  The value of developed technology and customer lists is determined using discounted future cash flow techniques, using assumptions applicable to the circumstances of each situation.  The value of trained workforces is determined based upon estimates of replacement cost.

Intangibles are amortized on a straight-line basis over their respective estimated useful lives, as follows: Goodwill - 15 years; Developed Technology - 2 to 8 years, Customer Lists - 10 years, Trained Workforces - 7 years.

As explained in Note 3, write-downs of intangible assets amounted to $0.4 million, $1.2 million and $2.1 million in 2000, 1999 and 1998, respectively.  Amortization expense related to intangibles amounted to $1.6 million, $1.9 million, and $1.7 million in 2000, 1999, and 1998, respectively.

NOTE 7: OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following:

December 31,	2000	1999
Accrued commissions	$271,926	$361,613
Accrued warranty	433,389	821,440
Customer deposits	1,748,568	692,607
Accrued restructuring costs	795,733	—
Other	579,153	814,304
Total other accrued liabilities	$3,828,769	$2,689,964

NOTE 8: ACQUISITION

On April 1, 1998, the company acquired substantially all of the assets and assumed certain liabilities of the Equipment Division of WEB, a privately held company.  The WEB Equipment Division specializes in the design, development, manufacturing and marketing of automatic burn-in board loaders/unloaders and a variety of other electromechanical equipment used by the semiconductor industry to handle and test integrated circuits.  The purchase price totaled $23.6 million including $7.8 million of cash, 900,000 shares of the company’s common stock valued at $15.4 million and $0.3 million of acquisition-related costs.  The acquisition was accounted for as a purchase and, accordingly, the net assets acquired were recorded at their estimated fair values at the effective date of the acquisition.

The estimated fair value of acquired intangibles, amounted to $20.7 million.  Of this amount, $3.9 million, or approximately 17% of the total purchase price, was allocated to in-process research and development, which amount was charged against operations in 1998 as the underlying research and development projects had not yet reached technological feasibility.

The company’s Consolidated Financial Statements include the results of the WEB Equipment Division operations since April 1, 1998. The following table presents the consolidated results of operations of the company for fiscal 1998 on an unaudited pro forma basis as if the acquisition had taken place at the beginning of that year (in thousands, except per share data):

Unaudited pro forma
Net sales	$62,613
Net loss	(6,882)
Net loss per diluted share	$(.71)
Reported net loss per diluted share before acquisition-related charges	$(.75)

The acquisition-related charge for in-process research and development is not reflected in the pro forma results presented above. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of 1998 or the results which may occur in the future.

NOTE 9: LONG-TERM DEBT AND CREDIT AGREEMENT

As of December 31, 2000, the company had no outstanding long-term debt.  The company has a line of credit with a bank which provides for borrowings up to the lesser of $5,000,000, or 80% of eligible accounts receivable and 50% of eligible inventory. The line of credit is secured by receivables, inventory and general intangibles. There were no line of credit advances outstanding as of December 31, 2000 and 1999.

NOTE 10: LEASE OBLIGATIONS

The company leases two adjacent buildings in North St. Paul, MN from a partnership controlled by certain shareholders of the company under two lease agreements which each expire in 2006. None of the shareholders in the partnership are directors or officers of the company. The company leases a building in Grand Prairie, Texas which was owned by a partnership controlled by a former officer shareholder until it was sold to a third party in February 2001.  The lease expires in June 2003.  In January 2000 the officer’s employment with the company terminated and the company vacated the building when the Grand Prairie operations were consolidated with the company’s Dallas operation. As of December 31, 2000 the Grand Prairie facility remained vacant while the company continues to seek a subtenant. The company believes the terms of the related party leases are competitive with comparable local properties. In 2000 the company vacated a leased 45,000 square foot facility in Poway, CA when it relocated the operation to a 10,000 square foot facility nearby.  The lease for the larger facility was assigned to a third party and the company is contingently liable for the lease if the assignee were to default. The 10,000 square foot facility will be vacated by March 31, 2001 and has been subleased to a third party, effective April 1, 2001.  The company also leases certain equipment and other facilities under various operating leases.  Rent expense under all operating leases was as follows:

Year Ended Dec. 31,	2000	1999	1998
Paid to shareholders	$583,776	$583,776	$529,268
Paid to others	775,086	943,163	803,672
Total rent expense	$1,358,862	$1,526,939	$1,332,940

Future minimum annual lease payments under operating leases are as follows:

2001	$969,000
2002	971,000
2003	692,000
2004	437,000
2005	437,000
Thereafter	72,000
Total minimum lease payments	$3,578,000

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under a noncancellable sublease, which is effective April 1, 2001.

The above minimum lease payments do not include the facility lease that has been assigned to a third party and on which the company remains contingently liable.  The lease expires in January 2010 and minimum remaining payments amount to $4.2 million as of December 31, 2000.

NOTE 11: COMMON STOCK

In connection with the April 1, 1998 acquisition of the WEB Equipment Division, the company entered into agreements with certain WEB shareholders whereby the company received a right of first refusal on common shares issued to such shareholders.  In 1999 and 1998, respectively, the company repurchased 56,150 shares for $430,059 and 243,850 shares for $1,771,019 pursuant to such agreements.

NOTE 12  STOCK OPTIONS

In 1993, the company’s shareholders approved the adoption of the 1993 Stock Incentive Plan (the “Plan”). Employees, officers, directors, consultants and independent contractors providing services to the company are eligible to receive awards under the Plan. The number of shares available for issuance under the Plan is equal to 17.5% of the aggregate number of shares of common stock outstanding less the total number of shares of common stock issuable upon the exercise or conversion of any stock options, warrants or other stock rights. The Plan is administered by the Compensation Committee of the Board of Directors and provides for the granting of: (a) stock options; (b) stock appreciation rights; (c) restricted stock; (d) performance awards; and (e) stock awards valued in whole or in part by reference to or otherwise based upon the company’s stock. Options granted under the Plan may be incentive stock options or nonqualified stock options.  The Plan provides that the Compensation Committee may, at its discretion, allow the exercise price of stock options to be paid, in whole or in part, by tendering previously acquired shares that have been held by the option holder for at least six months.  The Plan will terminate on June 8, 2003.

The following table summarizes activity under the company’s stock option plan:

	Outstanding Options
	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, December 31, 1997	1,050,344	$6.58 to 18.81	$12.50
Options granted	1,026,000	5.63 to 14.88	7.63
Options exercised	(57,383)	6.58 to 10.25	7.08
Options forfeited	(572,897)	6.58 to 17.18	15.18
Balance, December 31, 1998	1,446,064	5.63 to 18.81	8.15
Options granted	178,500	5.88 to 7.08	6.59
Options exercised	(69,192)	6.63 to 8.34	6.96
Options forfeited	(84,536)	5.63 to 16.63	8.25
Balance, December 31, 1999	1,470,836	5.63 to 18.81	8.01
Options granted	356,500	5.69 to 6.54	5.81
Options exercised	(39,864)	5.63 to 10.25	7.18
Options forfeited	(258,055)	5.63 to 10.25	6.95
Balance, December 31, 2000	1,529,417	$5.63 to 18.81	$7.70
Options exercisable as of December 31, 2000	847,512	$5.63 to 18.81	$8.91

The following table summarizes information related to stock options outstanding at December 31, 2000, all of which are nonqualified options which become exercisable over a four to five-year period and expire five to seven years after the grant date:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price
$5.63 to 7.08	1,114,946	3.3 years	$6.29	433,042	$6.44
10.25 to 18.81	414,471	.9 years	11.49	414,471	11.49
$5.63 to 18.81	1,529,417	2.6 years	$7.70	847,513	$8.91

As required, the company adopted Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” in 1996. As permitted by FAS No. 123, the company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan.  Accordingly, no compensation expense has been recorded for options granted under the Plan, as the exercise price has been equal to the market price of the underlying stock on the dates of grant.  If the company had elected to recognize compensation expense based on the fair value of the options at the grant date as prescribed by FAS No. 123, net loss and net loss per share would have been as reflected in the pro forma amounts indicated below (in thousands, except per share amounts):

Year Ended Dec. 31,	2000	1999	1998
Net loss:
As reported	$(22,529)	$(9,013)	$(9,450)
Pro forma	$(22,968)	$(9,938)	$(10,444)
Net loss per basic and diluted share:
As reported	$(2.38)	$(.95)	$(1.00)
Pro forma	$(2.43)	$(1.05)	$(1.11)

The weighted-average fair value per option at the date of grant for options granted in 2000, 1999, and 1998 was $2.62, $2.76, and $3.14, respectively.  The fair value of options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2000	1999	1998
Expected dividend level	0%	0%	0%
Expected stock price volatility	54%	50%	49%
Risk-free interest rate	5.9%	5.5%	5.2%
Expected life of options (years)	3.5	3.5	3.5

During the years ended December 31, 2000, 1999 and 1998, in connection with certain stock option exercises, employees surrendered 1,333 ($13,538 fair market value), 48,649 ($451,179 fair market value), and 28,631 ($468,295 fair market value) shares, respectively, of common stock as payment for the exercise prices of such options and related withholding tax obligations.

The company recorded a tax benefit of $10,784, $58,353, and $163,719 for the years ending December 31, 2000, 1999 and 1998, respectively, related to the exercise of nonqualified stock options, which amounts have been credited to Additional Paid-in Capital.

NOTE 13: EMPLOYEE SAVINGS 401(k) AND STOCK PURCHASE PLANS

The company has a 401(k) employee savings plan which covers all employees who are at least 21 years of age and have at least three months of service with the company. Company contributions to the plan, which are at the discretion of management, amounted to $140,907, $231,377, and $406,539 in 2000, 1999 and 1998, respectively.

The company has a nonqualified employee stock purchase plan. Full-time eligible employees may purchase shares of common stock by contributing to the plan through payroll deductions. Employee contributions to the plan are limited to 10% of each employee’s base compensation. The plan purchases shares on the open market at fair market value. At its discretion, the company may choose to contribute to the plan. The company contributed $12,983, $18,921, and $12,828 to the plan in 2000, 1999 and 1998, respectively.

NOTE 14: INCOME TAXES

The provision (benefit) for income taxes is made up of the following components:

Year Ended December 31,	2000	1999	1998
Current tax provision (benefit):
Federal	$—	$711,000	$(2,797,000)
State	—	42,000	184,000
Total current provision (benefit)	—	753,000	(2,613,000)
Deferred tax provision (benefit):
Federal	14,408,000	(6,384,000)	(1,896,000)
State	302,000	(376,000)	(353,000)
Total deferred provision (benefit)	14,710,000	(6,760,000)	(2,249,000)
Total provision (benefit) for income taxes	$14,710,000	$(6,007,000)	$(4,862,000)

An analysis of the effective tax rate on earnings and a reconciliation from the expected statutory rate are as follows:

Year Ended December 31,	2000	1999	1998
Loss before income taxes	$(6,994,552)	$(15,020,106)	$(14,312,004)
Statutory federal tax rate	34%	34%	34%
Tax benefit computed at federal statutory rate	$(2,378,148)	$(5,106,836)	$(4,866,081)
State taxes, net of federal benefit	(71,624)	(220,440)	(111,540)
Increase (decrease) in tax from:
Goodwill amortization	60,067	60,067	19,368
Foreign sales corporation benefit	(56,100)	(93,626)	—
Tax-exempt interest income	—	(33,154)	(108,869)
Business meals and entertainment	40,120	38,544	44,200
Tax credits	(147,000)	(456,000)	—
Valuation allowance	17,337,685	—	—
Other, net	(75,000)	(195,555)	160,922
Provision (benefit) for income taxes	$14,710,000	$(6,007,000)	$(4,862,000)

Deferred tax assets (liabilities) comprise the following:

December 31,	2000	1999	1998
Accounts receivable, principally due to allowances for returns and doubtful accounts	$157,764	$159,410	$182,588
Inventories, principally due to reserves for obsolescence and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	898,365	1,271,503	955,270
Employee compensation and benefits accrued for financial reporting purposes	137,280	105,825	92,142
Amortization of intangibles	6,257,183	6,635,959	6,593,709
Tax credits and NOL carryforwards	9,736,837	6,309,244	—
Restructuring reserves	260,349	—	—
Other, net	(110,093)	319,808	159,605
Deferred tax asset - gross	$17,337,685	$14,801,749	$7,983,314
Less, valuation allowance	(17,337,685)	—	—
Net deferred tax asset	$—	$14,801,749	$7,983,314

The company has Federal net operating loss carryforwards of approximately $22 million which will begin to expire in fiscal year 2020 if not utilized. The company has state net operating loss carryforwards of approximately $9 million which will expire at various times, beginning in fiscal year 2003, if not utilized.

In accordance with Statement of Financial Accounting Standards No. 109, due to the operating losses incurred in the past three years, reduced sales order activity in late 2000, and softening industry conditions in early 2001, the company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is $17.3 million as of December 31, 2000. The company does not expect to record any tax expense or benefit in the future until the company is consistently profitable on a quarterly basis.

NOTE 15: BUSINESS SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION, AND CONCENTRATION OF CREDIT RISK

The company views its operations and manages its business as one segment, supplying electromechanical equipment to the semiconductor and electronic component industry.  Factors used to identify the company’s single operating segment include the organizational structure of the company and the financial information used by executive management in making decisions about how to allocate resources and assess performance.  The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year Ended December 31,	2000	1999	1998
Test handlers	52%	46%	48%
IC Automation products	22	26	26
Reliability and environmental test products	13	12	12
Change kits and spare parts	13	16	14
Total	100%	100%	100%

Foreign sales from the United States were as follows:

Year Ended December 31,	2000	1999	1998
Asia	$12,253,000	$11,445,000	$9,065,000
Europe	1,701,000	1,916,000	4,933,000
Other	988,000	2,052,000	1,133,000
Total	$14,942,000	$15,413,000	$15,131,000

Sales to a distributor customer represented 13.8% and 14.4% of total net sales in 2000 and 1999, respectively.  Sales to a second customer represented 10.2% of total net sales in 2000.  Sales to a third customer represented 10.7% and 19.7% of total net sales in 1999 and 1998, respectively.  Sales to a fourth customer represented 11.5% of total net sales in 1998.

The company sells its products principally to manufacturers of integrated circuits, other electronic components, and semiconductor equipment. Its accounts receivable balance is concentrated with customers principally in one industry; however, the company regularly monitors the creditworthiness of its customers and credit losses have historically been minimal.

NOTE 16: SUBSEQUENT EVENT – RESTRUCTURING ACTIVITIES

In March 2001, the company announced a workforce reduction of approximately 30 employees. The company expects that it will record a restructuring charge of approximately $0.7 million in the quarter ended March 31, 2001, primarily for severance pay and related costs.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETRIUM INCORPORATED
Date: March 30, 2001	By: /s/ Joseph C. Levesque Joseph C. Levesque Chief Executive Officer and President (principal executive officer)
By: /s/ Paul H. Askegaard Paul H. Askegaard Treasurer (principal financial and accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph C. Levesque	Chairman of the Board
Joseph C. Levesque
/s/ Darnell L. Boehm	Director
Darnell L. Boehm
/s/ Terrence W. Glarner	Director
Terrence W. Glarner
/s/ Andrew J. Greenshields	Director
Andrew J. Greenshields
/s/ Douglas L. Hemer	Director
Douglas L. Hemer

AETRIUM INCORPORATED
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Item No.	Item	Method of Filing
3.1	The company’s Restated Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to the company’s Registration Statement on Form SB-2 (File No. 33-64962C).
3.2	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).
3.3	The company’s Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to the company’s Registration Statement on Form SB-2 (File No. 33-64962C).
4.1	Specimen Form of the company’s Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form SB-2 (File No. 33-64962C).
10.1	1993 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K for year ended December 31, 1997 (File No. 0-22166).
10.2	Salary Savings Plan.	Incorporated by reference to Exhibit 10.3 to the company’s Registration Statement on Form SB-2 (File No. 33-64962C).
10.3	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).
10.4	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to the company’s Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).
10.5	Employment Agreement dated April 1, 1986, between the company and Joseph C. Levesque.	Incorporated by reference to Exhibit 10.6 to the company’s Registration Statement on Form SB-2 (File No. 33-64962C).
10.6	Credit Agreement dated August 11, 1989, between Harris Bank and the company.	Incorporated by reference to Exhibit 10.7 to the company’s Registration Statement on Form SB-2 (File No. 33-64962C).
10.7	Lease Agreement, dated July 19, 1995, between KAMKO Investments and the company	Incorporated by reference to Exhibit 10.12 to the company’s Registration Statement on Form SB-2 (File No. 33-98040).
10.8	Amendment to Lease Agreement, dated September 26, 1995, between KAMKO Investments and the company.	Incorporated by reference to Exhibit 10.13 to the company’s Registration Statement on Form SB-2 (File No. 33-98040).
10.9	Industrial Lease Agreement between Parken Investment company No. One N.V. and Sym-Tek Systems, Inc., dated as of July 7, 1994.	Incorporated by reference to Exhibit 10.14 to the company’s Registration Statement on Form SB-2 (File No. 33-98040).
10.10	First Amendment to Industrial Lease dated July 7, 1994 by and between Parken Investment Co. No. One N.V. c/o CBS Investment Realty Inc. the company.	Incorporated by reference to Exhibit 10.15 to the company’s Registration Statement on Form SB-2 (File No. 33-98040).
10.11	Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8 (File No. 33-74616).
10.12	Letter Agreement dated April 1, 1998 between Aetrium Incorporated and Keith E. Williams.	Incorporated by reference to Exhibit 10.18 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22166).
10.13	Indenture dated June 25, 1998 between KAMKO Investments and the company.	Incorporated by reference to Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22166).
10.14	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between the company and W.H. Pomerado, LLC, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).
10.15	Standard Lease Agreement, dated December 19, 1987, between Crow-Markison 22-27, Limited Partnership and WEB Technology, Inc., including all supplements and amendments thereto.	Incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).
10.16	Assignment and Assumption of Lease Agreement, dated August 8, 2000, by and between the company and Littlefeet, Inc.	Filed herewith electronically.
10.17	Bill of Sale, Assignment and Assumption and Lease Agreement, dated March 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Filed herewith electronically.
10.18	Assignment, dated August 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Filed herewith electronically.
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to the company’s Annual Report on Form 10-K for year ended December 31, 1997 (File No. 0-22166).
23.1	Independent Auditors’ Consent.	Filed herewith electronically.