Form 10-Q
period 2001-03-31
AETRIUM INC
filed 2001-05-14
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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
                                          YES      X           NO
                                               -----------         ------------


Number of shares of Common Stock, $.001 par value, outstanding as     9,474,566
of  May 9, 2001                                                       ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                  December 31, 2000                                                          3-4

                  Consolidated Statements of Operations (unaudited) for the three
                  months ended March 31, 2001 and 2000                                        5

                  Consolidated Statements of Cash Flows (unaudited) for the three
                  months ended March 31, 2001 and 2000                                        6

                  Notes to unaudited consolidated financial statements                       7-10

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     11-14

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 14


PART II.  OTHER INFORMATION

       Item 1.      Legal Proceedings                                                        15

       Item 2.      Changes in Securities                                                    15

       Item 3.      Defaults Upon Senior Securities                                          15

       Item 4.      Submission of Matters to a Vote of Security Holders                      15

       Item 5.      Other Information                                                        15

       Item 6.      Exhibits and Reports on Form 8-K                                         15



SIGNATURES                                                                                   16


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                     ------

                                                          March 31, December 31,
                                                            2001        2000
                                                        ------------------------
                                                        (Unaudited)   (Audited)
Current Assets:
   Cash and cash equivalents                              $  7,145    $  9,132
   Accounts receivable, net                                  4,070       7,984
   Inventories                                              13,594      12,683
  Other current assets                                         685         534
                                                          --------------------
      Total current assets                                  25,494      30,333
                                                          --------------------

Property and equipment:
   Furniture and fixtures                                    1,159       1,159
   Equipment                                                 3,548       3,502
                                                          --------------------
                                                             4,707       4,661
   Less accumulated depreciation and
   amortization                                             (3,179)     (3,014)
                                                          --------------------
      Property and equipment, net                            1,528       1,647
                                                          --------------------

Intangible and other assets, net                            11,995      12,394
                                                          --------------------

                Total assets                              $ 39,017    $ 44,374
                                                          ====================



















         See accompanying notes to the consolidatedfinancial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                March 31,   December 31,
                                                                   2001         2000
                                                                -----------------------
                                                                (Unaudited)   (Audited)
Current liabilities:
   Trade accounts payable                                         $  1,144    $  3,863
   Accrued compensation                                                958       1,498
   Other accrued liabilities                                         4,008       3,828
                                                                  --------------------
      Total current liabilities                                      6,110       9,189
                                                                  --------------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000 shares authorized;
    9,474,566 shares issued and outstanding                             10          10
   Additional paid-in capital                                       60,246      60,246
   Accumulated deficit                                             (27,349)    (25,071)
                                                                  --------------------
      Total shareholders' equity                                    32,907      35,185
                                                                  --------------------

          Total liabilities and shareholders' equity              $ 39,017    $ 44,374
                                                                  ====================

























        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                             Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             2001        2000
                                                           --------------------

Net sales                                                  $  8,030    $ 10,521
Cost of goods sold                                            3,835       5,694
                                                           --------------------
   Gross profit                                               4,195       4,827
                                                           --------------------

Operating expenses:
    Selling, general, and administrative                      4,009       4,209
    Research and development                                  2,006       2,492
    Unusual charges                                             549       2,921
                                                           --------------------
        Total operating expenses                              6,564       9,622
                                                           --------------------

Loss from operations                                         (2,369)     (4,795)
     Other income, net                                           91         163
                                                           --------------------
Loss before income taxes and cumulative effect of a
  change in accounting principle                             (2,278)     (4,632)
     Income tax benefit                                           0       1,853
                                                           --------------------
Loss before cumulative effect of a change in accounting
  principle                                                  (2,278)     (2,779)
     Cumulative effect of a change in accounting
      principle- see note 3                                       0        (824)
                                                           --------------------

Net loss                                                   $ (2,278)   $ (3,603)
                                                           ====================



Loss per common share (basic and diluted):
     Loss before cumulative effect of a change in
     accounting principle                                  $   (.24)   $   (.29)

     Cumulative effect of a change in accounting
     principle- see note 3                                        0        (.09)
                                                           --------------------

     Net loss                                              $   (.24)   $   (.38)
                                                           ====================

     Weighted average common shares outstanding (basic
     and diluted)                                             9,475       9,445
                                                           ====================






        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Three months ended
                                                                    March 31,
                                                             --------------------
                                                                 2001       2000
                                                             --------------------
Cash flows from operating activities:
   Net loss                                                  $ (2,278)   $ (3,603)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                              564         690
       Cumulative effect of a change in accounting principle        0         824
       Write-down of intangibles, equipment and leaseholds          0         813
       Deferred taxes                                               0      (1,861)
       Changes in assets and liabilities:
           Accounts receivable, net                             3,914        (833)
           Inventories                                           (911)       (462)
           Other current assets                                  (151)        (65)
           Intangible and other assets                              0          48
           Trade accounts payable                              (2,719)        849
           Accrued compensation                                  (540)       (440)
           Other accrued liabilities                              180       1,414
                                                             --------------------
           Net cash used in operating activities               (1,941)     (2,626)
                                                             --------------------

Cash flows from investing activities:
   Purchase of property and equipment                             (46)       (131)
                                                             --------------------
           Net cash used in investing activities                  (46)       (131)
                                                             --------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                       0         263
   Repurchase of common stock                                       0         (13)
                                                             --------------------
          Net cash provided by financing activities                 0         250
                                                             --------------------

Net decrease in cash and cash equivalents                      (1,987)     (2,507)

Cash and cash equivalents at beginning of period                9,132      13,184

                                                             --------------------
Cash and cash equivalents at end of period                   $  7,145    $ 10,677
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

         Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per share is computed by dividing net income
         (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalent shares outstanding during each period. Common stock equivalents include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in the three-month periods ended March 31, 2001 and 2000 because they are antidilutive. As of March 31, 2001 there were 1,389,787 outstanding stock options which could potentially impact diluted earnings per share.


3.       REVENUE RECOGNITION - CHANGE IN ACCOUNTING

         In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). SAB101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition situations, including equipment sales contracts that contain provisions related to installation and customer acceptance.

         In the fourth quarter of fiscal 2000, in accordance with SAB101 guidance, the company changed its revenue recognition accounting policy for certain types of equipment sales. As required by SAB101, the accounting change was implemented effective January 1, 2000. The cumulative effect of the accounting change on periods prior to January 1, 2000 was an after-tax charge of $0.8 million ($.09 per share), and is included in results for the three months ended March 31, 2000.

4.       COMPREHENSIVE INCOME (LOSS)

         The company's comprehensive loss is equal to its net loss for all periods presented.









5.       RECENT ACCOUNTING PRONOUNCEMENTS

         As required, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. Since the company does not hold derivative instruments or engage in hedging activities, the adoption of SFAS No. 133 did not have a material effect on the company's financial statements.


6.       INVENTORIES

         Inventories consist of the following:

                                                                             March 31,       December 31,
                                                                               2001              2000
                                                                          ---------------- ------------------
                                                                                    (in thousands)

           Purchased parts and completed subassemblies                            $ 6,711            $ 5,398
           Work-in-process                                                          2,923              3,466
           Finished goods, including demonstration equipment and
             equipment shipped to customers, subject to installation
             and/or customer acceptance                                             3,960              3,819
                                                                          ---------------- ------------------
                    Total                                                         $13,594            $12,683
                                                                          ================ ==================


7.       OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                                             March 31,       December 31,
                                                                               2001              2000
                                                                          ---------------- ------------------
                                                                                    (in thousands)

           Accrued commissions                                                      $ 197              $ 272
           Accrued warranty                                                           421                433
           Customer deposits                                                        2,048              1,749
           Accrued restructuring costs                                                557                796
           Other                                                                      785                578
                                                                          ---------------- ------------------
              Total                                                                $4,008             $3,828
                                                                          ================ ==================


8.       UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES

           Quarter ended March 31, 2001:
           -----------------------------

         In the quarter ended March 31, 2001, the company recorded unusual charges as follows (in thousands):

         Restructuring charges:
                Severance and related costs                   $      246
                Facility exit - additional reserve                   100
                                                             ------------
                  Total restructuring charges                        346

         Relocation expenses                                         203
                                                             ------------
                  Total                                       $      549
                                                             ============




               In early March 2001, due to a significant downturn in the semiconductor equipment industry, the company terminated 31 employees in manufacturing, sales, engineering, and administration to reduce costs in anticipation of reduced future sales levels. The company recorded severance and related costs of $0.2 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $1.7 million.

               The company leases a vacant facility in Grand Prairie, Texas that was utilized by the company's Grand Prairie operation until that business was transferred to the company's Dallas facility in the first quarter of 2000. The lease expires in June 2003. The company is working with the owner of the building to locate a sub-tenant for the property. The company recorded an additional facility exit reserve of $0.1 million in the quarter ended March 31, 2001 for estimated non-cancelable lease payments and other costs it expects to incur until a new tenant, if any, is located.

               In March 2001, the company completed the previously announced closure of its Poway, CA operation. Relocation expenses of $0.2 million incurred during the quarter consisted primarily of final costs related to the transfer of product development activities from Poway to the company's No. St. Paul, MN operation. As of April 1, 2001 the company has vacated two leased facilities in Poway, CA. The lease on a 45,000 square-foot facility has been assigned to a third party and a 10,000 square-foot facility has been subleased to a third party. The company continues to be contingently liable under both facility leases.

         Quarter ended March 31, 2000:
         -----------------------------

         In the quarter ended March 31, 2000, the company recorded unusual charges as follows (in thousands):

          Restructuring charges:
                 Severance and related costs                 $ 1,375
                 Facility exit costs                             338
                                                     ----------------
                   Total restructuring charges                 1,713

          Non-cash asset write-downs
          to net realizable value and
          losses on the sale of business assets                1,208
                                                     ----------------
                   Total                                     $ 2,921
                                                     ================

                  In order to improve manufacturing efficiencies and reduce operating expenses, the company restructured certain of its operations during the quarter as follows:

                  1) The company discontinued operations at its Lawrence, MA facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred from Lawrence to the company's North St. Paul, MN facility. The company sold certain assets associated with the Lawrence operation, including its environmental test equipment product line. Consideration received for these assets included the assumption of certain future obligations related to the sold product line and royalties on future sales. Lawrence operations ceased in March 2000 and the facility was vacated in May 2000.

                  2) The company's two operations in Texas were consolidated. Strategically significant manufacturing and development activities being conducted at the Grand Prairie facility were transferred to the company's Dallas facility. The transfer was completed and the Grand Prairie facility was closed prior to March 31, 2000.







                  The severance and associated benefits costs of $1.4 million were related to the elimination of 85 positions in manufacturing, engineering, sales and administration in Massachusetts and Texas. The facility exit costs of $0.3 million represented primarily building rent and maintenance costs for the Grand Prairie facility for the estimated period of time needed to sublease the vacated space. The asset write-downs of $1.2 million included abandoned leaseholds at the Massachusetts and Texas facilities, a loss on the sale of assets at the Lawrence facility, and the write-down of intangibles primarily related to patents associated with the environmental test equipment product line that was sold.

         Following is a table that summarizes the severance and facility exit restructuring charges accrued and the associated reserve activity for the three months ended March 31, 2001 (in thousands):


                                                                    Severance and        Facility
                                                                      Benefits          Exit Costs        Total
                                                                  ------------------ -------------- ---------------

                 Accrual Balance, December 31, 2000                           $ 491      $    305      $    796
                   Restructuring charges:
                        Severance and related costs                             246            --           246
                         Facility exit - additional reserve                      --           100           100
                   Cash Payments                                               (484)         (101)         (585)
                                                                  ------------------ -------------- ---------------
                 Accrual Balance, March 31, 2001                              $ 253      $    304      $    557
                                                                  ================== ============== ===============


9.       SUBSEQUENT EVENT -  RESTRUCTURING ACTIVITIES

         In April 2001, the company announced a workforce reduction of 35 employees. In May 2001, the company initiated a plan to consolidate its No. St. Paul, MN operations into one facility. The company currently leases adjacent facilities in No. St. Paul with 30,000 and 45,000 square feet and plans to vacate the smaller facility before June 30, 2001. The company expects that it will record a restructuring charge in the quarter ended June 30, 2001 for severance and facility exit costs. The amount of the charge has not yet been determined.

                              AETRIUM INCORPORATED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             RESULTS OF OPERATIONS
             ---------------------

                 In the fourth quarter of fiscal 2000, in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB101), the company changed its revenue recognition accounting policy for certain types of equipment sales. As required by SAB101, the accounting change was implemented effective January 1, 2000.

                 NET SALES. Net sales for the quarter ended March 31, 2001, were $8.0 million, a decrease of 24% from the same period in 2000. The decrease was primarily related to the significant downturn in the semiconductor equipment industry that began in late 2000. Test handler sales for the quarter were relatively flat compared with the prior year as increased sales of newer products such as the Model 5800 turret test handler were offset by reduced sales of the company's more mature gravity-feed test handler products. Sales of the company's IC Automation products decreased substantially from the prior year due to the industry downturn. Shipments of the company's reliability test equipment were slightly higher than the prior year; however, sales were lower due to equipment shipped subject to installation and/or customer acceptance. Sales of environmental test equipment declined as a result of the company's decision to sell this product line in the first quarter of 2000. Sales of change kits and spare parts decreased from the prior year primarily due to reduced volume from customers in the dynamic random access memory (DRAM) segment of the market, a highly volatile industry segment from which the company experienced steadily declining sales and ultimately decided to exit in fiscal 2000.

                 GROSS PROFIT. Gross profit was 52.2% of net sales for the quarter ended March 31, 2001, compared with 45.9% for the same period in 2000. Gross margins increased in 2001 despite the lower sales volume due to lower costs resulting from restructuring activities during the past year and a slightly more favorable product mix.

                 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 2001 were $4.0 million compared with $4.2 million for the comparable period in 2000. Non-cash amortization expense related to intangible assets from business acquisitions amounted to approximately $400,000 for the quarter ended March 31, 2001. Sales commission expenses were higher in the 2001 period due to a higher mix of international shipments. This increase was offset by reduced costs resulting from fiscal 2000 restructuring activities, including the closure of facilities in Lawrence, MA and Grand Prairie, TX and expense reductions at the company's Poway, CA operation.

                 RESEARCH AND DEVELOPMENT. Research and development expenses amounted to $2.0 million for the quarter ended March 31, 2001 compared to $2.5 million for the comparable period in 2000. The decrease in spending resulted primarily from fiscal 2000 restructuring activities, including the closure of facilities in Lawrence, MA and Grand Prairie, TX and expense reductions at the company's Poway, CA operation.

                 UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES.

                   Quarter ended March 31, 2001:
                   -----------------------------

                    In the quarter ended March 31, 2001, the company recorded unusual charges as follows (in thousands):

                           Restructuring charges:
                                  Severance and related costs          $   246
                                  Facility exit - additional reserve       100
                                                                      ---------
                                    Total restructuring charges            346

                           Relocation expenses                             203
                                                                      ---------
                                    Total                              $   549
                                                                      =========

                    In early March 2001, due to a significant downturn in the semiconductor equipment industry, the company terminated 31 employees in manufacturing, sales, engineering, and administration to reduce costs in anticipation of reduced future sales levels. The company recorded severance and related costs of $0.2 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $1.7 million.

                    The company leases a vacant facility in Grand Prairie, Texas that was utilized by the company's Grand Prairie operation until that business was transferred to the company's Dallas facility in the first quarter of 2000. The lease expires in June 2003. The company is working with the owner of the building to locate a sub-tenant for the property. The company recorded an additional facility exit reserve of $0.1 million in the quarter ended March 31, 2001 for estimated non-cancelable lease payments and other costs it expects to incur until a new tenant, if any, is located.

                    In March 2001, the company completed the previously announced closure of its Poway, CA operation. Relocation expenses of $0.2 million incurred during the quarter consisted primarily of final costs related to the transfer of product development activities from Poway to the company's No. St. Paul, MN operation. As of April 1, 2001 the company has vacated two leased facilities in Poway, CA. The lease on a 45,000 square-foot facility has been assigned to a third party and a 10,000 square-foot facility has been subleased to a third party. The company continues to be contingently liable under both facility leases.

                  Quarter ended March 31, 2000:
                  -----------------------------

                    In the quarter ended March 31, 2000, the company recorded unusual charges as follows (in thousands):

                       Restructuring charges:
                              Severance and related costs              $ 1,375
                              Facility exit costs                          338
                                                                   ------------
                                Total restructuring charges              1,713

                       Non-cash asset write-downs to
                       net realizable value and
                       losses on the sale of business assets             1,208
                                                                   ------------
                                Total                                   $2,921
                                                                   ============

                    In order to improve manufacturing efficiencies and reduce operating expenses, the company restructured certain of its operations during the quarter as follows:

                        1)The company discontinued operations at its Lawrence,
                          MA facility. The Thermal Forcing System product line and the development activities associated with the company's proprietary conductive thermal technologies were transferred from Lawrence to the company's North St. Paul, MN facility. The company sold certain assets associated with the Lawrence operation, including its environmental test equipment product line. Consideration received for these assets included the assumption of certain future obligations related to the sold product line and royalties on future sales. Lawrence operations ceased in March 2000 and the facility was vacated in May 2000.

                        2)The company's two operations in Texas were
                          consolidated. Strategically significant manufacturing and development activities being conducted at the Grand Prairie facility were transferred to the company's Dallas facility. The transfer was completed and the Grand Prairie facility was closed prior to March 31, 2000.

                    The severance and associated benefits costs of $1.4 million were related to the elimination of 85 positions in manufacturing, engineering, sales and administration in Massachusetts and Texas. The facility exit costs of $0.3 million represented primarily building rent and maintenance costs for the Grand Prairie facility for the estimated period of time needed to sublease the vacated space. The asset write-downs of $1.2 million included abandoned leaseholds at the Massachusetts and Texas facilities, a loss on the sale of assets at the Lawrence facility, and the write-down of intangibles primarily related to patents associated with the environmental test equipment product line that was sold.

                 Following is a table that summarizes the severance and facility exit restructuring charges accrued and the associated reserve activity for the three months ended March 31, 2001 (in thousands):


                                                                    Severance and      Facility
                                                                      Benefits        Exit Costs        Total
                    --------------------------------------------- ------------------ -------------- ---------------
                    Accrual Balance, December 31, 2000                        $ 491      $    305      $    796
                      Restructuring charges:
                           Severance and related costs                          246            --           246
                            Facility exit - additional reserve                   --           100           100
                      Cash Payments                                            (484)         (101)         (585)
                    --------------------------------------------- ------------------ -------------- ---------------
                    Accrual Balance, March 31, 2001                           $ 253      $    304      $    557
                    ============================================= ================== ============== ===============

                 OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $91,000 for the quarter ended March 31,

                 2001 compared with $163,000 for the same period in 2000. The decrease is primarily attributable to lower average cash balances in 2001.

                 INCOME TAXES. In the fourth quarter of fiscal 2000, due to recent operating losses and weakening industry conditions in late 2000 and early 2001, the company recorded a valuation allowance against its deferred tax assets and management determined that it would not record any income tax expense or benefit in the future until the company is consistently profitable on a quarterly basis. Therefore, no income tax benefit was recorded in the quarter ended March 31, 2001. The company recorded an income tax benefit of approximately $1.9 million for the quarter ended March 31, 2000.


           FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
           ----------------------------------------------------

                 Cash and cash equivalents decreased by approximately $2.0 million in the quarter ended March 31, 2001. Operating activities used $1.9 million of cash. The major components of cash flows from operating activities were a net loss of $2.3 million, a decrease in accounts receivable of $3.9 million, an increase in inventories of $0.9 million, and a decrease in accounts payable of $2.7 million. Non-cash depreciation and amortization expense amounted to $0.6 million.

                 As of March 31, 2001, the company had cash and cash equivalents amounting to $7.1 million. The company also has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are collateralized by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of March 31, 2001 or December 31, 2000.

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

           SUBSEQUENT EVENT - RESTRUCTURING
           --------------------------------

                 In April 2001, the company announced a workforce reduction of 35 employees. In May 2001, the company initiated a plan to consolidate its No. St. Paul, MN operations into one facility. The company currently leases adjacent facilities in No. St. Paul with 30,000 and 45,000 square feet and plans to vacate the smaller facility before June 30, 2001. The company expects that it will record a restructuring charge in the quarter ended June 30, 2001 for severance and facility exit costs. The amount of the charge has not yet been determined.

           BUSINESS RISKS AND UNCERTAINTIES
           --------------------------------

                 A number of risks and uncertainties exist which could impact the company's future operating results. These uncertainties include, but are not limited to, general economic conditions, competition, changes in rates of capital spending by semiconductor manufacturers, the company's success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating or restructuring acquired or existing operations, and other factors, including those set forth in the company's SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 The company's exposure to market risk for changes in interest rates relates primarily to the company's investment portfolio. The company places its investments with high credit issuers and limits the amount of credit exposure to any one issuer. The company has no investments denominated in foreign currencies and therefore is not subject to foreign exchange risk. The company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. As of March 31, 2001, the company's portfolio consisted primarily of high quality taxable instruments, including corporate notes and bonds, money market funds, and bank repurchase agreements.

                              AETRIUM INCORPORATED


PART II.  OTHER INFORMATION

       Item 1.       Legal Proceedings
                     -----------------

                     None which the company believes will have a material adverse impact on its financial condition or results of operations.


       Item 2.       Changes in Securities
                     ---------------------

                     None.


       Item 3.       Defaults on Senior Securities
                     -----------------------------

                     None.


       Item 4.       Submissions of Matters to a Vote of Security Holders
                     ----------------------------------------------------

                     None.


       Item 5.       Other Information
                     -----------------

                     None.


       Item 6.       Exhibits and Reports on Form 8-K
                     --------------------------------

                     (a)  Exhibits
                          --------
                             None

                     (b)  Reports on Form 8-K
                          -------------------
                             None

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


                                         AETRIUM INCORPORATED
                                         --------------------
                                             (Registrant)



    Date: May 11, 2001            By:      /s/ Joseph C. Levesque
                                          -----------------------
                                          Joseph C. Levesque
                                          Chairman of the Board, President, and
                                          Chief Executive Officer

    Date:  May 11, 2001           By:      /s/ Paul H. Askegaard
                                          ----------------------
                                          Paul H. Askegaard
                                          Treasurer
                                          (principal financial and
                                          accounting officer)