Form 10-Q
period 2001-06-30
AETRIUM INC
filed 2001-08-10
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the quarterly period ended June 30, 2001

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
                               YES _X_     NO ___

Number of shares of Common Stock, $.001 par value,          9,474,566
outstanding as of  August 3, 2001                           ---------

                              AETRIUM INCORPORATED

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and December 31, 2000                               3-4

             Consolidated Statements of Operations (unaudited)
             for the three and six months ended June 30, 2001
             and 2000                                                         5

             Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 2001 and 2000                  6

             Notes to unaudited consolidated financial statements           7-10

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-15

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                     15


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               16

     Item 2. Changes in Securities                                           16

     Item 3. Defaults Upon Senior Securities                                 16

     Item 4. Submission of Matters to a Vote of Security Holders             16

     Item 5. Other Information                                               16

     Item 6. Exhibits and Reports on Form 8-K                                16


SIGNATURES                                                                   17

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                     ------


                                                   June 30,      December 31,
                                                     2001           2000
                                                  -----------    -----------
                                                  (Unaudited)     (Audited)
Current Assets:
   Cash and cash equivalents                      $     7,657    $     9,132
   Accounts receivable, net                             1,079          7,984
   Inventories                                         13,830         12,683
   Other current assets                                   740            534
                                                  -----------    -----------
      Total current assets                             23,306         30,333
                                                  -----------    -----------

Property and equipment:
   Furniture and fixtures                                 685          1,159
   Equipment                                            3,190          3,502
                                                  -----------    -----------
                                                        3,875          4,661
   Less accumulated depreciation and
   amortization                                        (2,768)        (3,014)
                                                  -----------    -----------
      Property and equipment, net                       1,107          1,647
                                                  -----------    -----------

Intangible and other assets, net                       11,573         12,394
                                                  -----------    -----------

                Total assets                      $    35,986    $    44,374
                                                  ===========    ===========


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                         June 30,  December 31,
                                                           2001        2000
                                                         ----------------------
                                                        (Unaudited)   (Audited)
Current liabilities:
   Trade accounts payable                                $    827      $  3,863
   Accrued compensation                                       896         1,498
   Other accrued liabilities                                4,328         3,828
                                                         --------      --------
      Total current liabilities                             6,051         9,189
                                                         --------      --------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000 shares
    authorized; 9,474,566 shares issued and outstanding        10            10
   Additional paid-in capital                              60,246        60,246
   Accumulated deficit                                    (30,321)      (25,071)
                                                         --------      --------
      Total shareholders' equity                           29,935        35,185
                                                         --------      --------

          Total liabilities and shareholders' equity     $ 35,986      $ 44,374
                                                         ========      ========


        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                             Three months ended        Six months ended
                                                           ---------------------     ---------------------
                                                                  June 30,                 June 30,
                                                           ---------------------     ---------------------
                                                             2001         2000         2001         2000
                                                           ---------------------     ---------------------
Net sales                                                  $  4,344     $ 10,854     $ 12,374     $ 21,375
Cost of goods sold                                            2,358        5,889        6,193       11,583
                                                           ---------------------     ---------------------
   Gross profit                                               1,986        4,965        6,181        9,792
                                                           ---------------------     ---------------------
Operating expenses:
    Selling, general, and administrative                      2,767        4,268        6,776        8,477
    Research and development                                  1,286        1,888        3,292        4,380
    Unusual charges                                             976          920        1,525        3,841
                                                           ---------------------     ---------------------
        Total operating expenses                              5,029        7,076       11,593       16,698
                                                           ---------------------     ---------------------
Loss from operations                                         (3,043)      (2,111)      (5,412)      (6,906)
    Other income, net                                            71           87          162          250
                                                           ---------------------     ---------------------
Loss before income taxes and cumulative effect of a
  change in accounting principle                             (2,972)      (2,024)      (5,250)      (6,656)
    Income tax benefit                                            0          445            0        2,298
                                                           ---------------------     ---------------------
Loss before cumulative effect of a change in accounting
  principle                                                  (2,972)      (1,579)      (5,250)      (4,358)
    Cumulative effect of a change in accounting
      principle- see note 3                                       0            0            0         (824)
                                                           ---------------------     ---------------------

Net loss                                                   $ (2,972)    $ (1,579)    $ (5,250)    $ (5,182)
                                                           ===============================================

Loss per common share (basic and diluted):

    Loss before cumulative effect of a change in
      accounting principle                                 $   (.31)    $   (.17)    $   (.55)    $   (.46)
    Cumulative effect of a change in accounting
      principle- see note 3                                       0            0            0         (.09)
                                                           ---------------------     ---------------------

      Net loss                                             $   (.31)    $   (.17)    $   (.55)    $   (.55)
                                                           ===============================================

     Weighted average common shares outstanding (basic
     and diluted)                                             9,475        9,472        9,475        9,458
                                                           ===============================================

        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Six months ended
                                                              --------------------
                                                                    June 30,
                                                              --------------------
                                                                2001        2000
                                                              --------------------
Cash flows from operating activities:
   Net loss                                                   $ (5,250)   $ (5,182)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                              1,128       1,332
      Cumulative effect of a change in accounting principle          0         824
      Write-down of intangibles, equipment and leaseholds          215         883
       Deferred taxes                                                0      (2,309)
       Changes in assets and liabilities:
           Accounts receivable, net                              6,905        (182)
           Inventories                                          (1,147)       (930)
           Other current assets                                   (206)        (62)
           Intangible and other assets                              23          48
           Trade accounts payable                               (3,036)      1,340
           Accrued compensation                                   (602)         27
           Other accrued liabilities                               500         999
                                                              --------------------
           Net cash used in operating activities                (1,470)     (3,212)
                                                              --------------------
Cash flows from investing activities:
   Purchase of property and equipment                              (57)       (238)
   Proceeds from sale of equipment                                  52           0
                                                              --------------------
           Net cash used in investing activities                    (5)       (238)
                                                              --------------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                        0         286
   Repurchase of common stock                                        0         (13)
                                                              --------------------
          Net cash provided by financing activities                  0         273
                                                              --------------------

Net decrease in cash and cash equivalents                       (1,475)     (3,177)

Cash and cash equivalents at beginning of period                 9,132      13,184
                                                              --------------------
Cash and cash equivalents at end of period                    $  7,657    $ 10,007
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


2.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalent shares outstanding during each period. Common stock equivalents include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in the three and six month periods ended June 30, 2001 and 2000 because they are antidilutive. As of June 30, 2001 there were 1,521,989 outstanding stock options which could potentially impact diluted earnings per share.


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

     In the fourth quarter of fiscal 2000, in accordance with SAB101 guidance, the company changed its revenue recognition accounting policy for certain types of equipment sales. As required by SAB101, the accounting change was implemented effective January 1, 2000. The cumulative effect of the accounting change on periods prior to January 1, 2000 was an after-tax charge of $0.8 million ($.09 per share), and is included in results for the six months ended June 30, 2000.


4.   COMPREHENSIVE INCOME (LOSS)

     The company's comprehensive loss is equal to its net loss for all periods presented.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," (collectively, "the Statements.") The Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. The company intends to adopt the Statements during the first quarter of fiscal 2002 and estimates that the adoption of the Statements will reduce fiscal 2002 amortization expense, on a pre-tax basis, by approximately $0.7 million.

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


6.   INVENTORIES

     Inventories consist of the following:

                                                                             June 30,        December 31,
                                                                               2001              2000
                                                                          ---------------- ------------------
                                                                                    (in thousands)
           Purchased parts and completed subassemblies                            $ 6,938            $ 5,398
           Work-in-process                                                          2,950              3,466
           Finished goods, including demonstration equipment and
             equipment shipped to customers, subject to installation
             and/or customer acceptance                                             3,942              3,819
                                                                          ---------------- ------------------
                    Total                                                         $13,830            $12,683
                                                                          ================ ==================


7.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                            June 30,        December 31,
                                                              2001              2000
                                                         ---------------- ------------------
                                                                   (in thousands)
           Accrued commissions                                      $ 85              $ 272
           Accrued warranty                                          403                433
           Deferred revenue and customer deposits                  2,565              1,749
           Accrued restructuring costs                               845                796
           Other                                                     430                578
                                                         ---------------- ------------------
              Total                                               $4,328             $3,828
                                                         ================ ==================


8.   UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES

     The company has continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. As a result, management has continued to take steps to improve operating efficiencies and reduce costs. Unusual charges related to restructuring activities during the first half of fiscal 2001 amounted to $1.5 million, including $0.5 million and $1.0 million in the first and second quarters, respectively.

     In the quarter ended June 30, 2001, the company recorded unusual charges as follows (in thousands):

                Restructuring charges:
                        Severance and related costs             $      317
                        Facility exit costs                            387
                                                                ------------
                           Total restructuring charges                 704

                Write-down of equipment and leaseholds                 215
                Moving expenses and other transition costs              57
                                                                ------------
                        Total                                   $      976
                                                                ============

     In the quarter ended June 30, 2001, the company terminated 43 employees in manufacturing, sales, engineering, and administration. The company recorded severance and related costs of $0.3 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $2.0 million.

     In May 2001, the company decided to consolidate its No. St. Paul, Minnesota operations from two buildings into one. The company's 30,000 square foot building, which is under lease through February 2006, was vacated prior to June 30, 2001 and management is working with the owner of the building to sublease the facility. The company recorded a facility exit charge of $0.4 million for estimated non-cancelable lease payments and other costs it expects to incur during the estimated time needed to sublease the space. Also, in connection with vacating this facility, the company recorded a charge of $0.2 million related to abandoned leaseholds and losses on the sale of certain equipment during the quarter.

     In the quarter ended March 31, 2001, the company recorded unusual charges as follows (in thousands):

                Restructuring charges:
                        Severance and related costs             $        246
                        Facility exit costs                              100
                                                                ------------
                           Total restructuring charges                   346

                Relocation expenses                                      203
                                                                ------------
                        Total                                   $        549
                                                                ============

     In March 2001, the company terminated 31 employees in manufacturing, sales, engineering, and administration to reduce costs in anticipation of reduced future sales levels. The company recorded severance and related costs of $0.2 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $1.7 million.

     The company leases a facility in Grand Prairie, Texas that was utilized by the company's Grand Prairie operation until that business was transferred to the company's Dallas facility in the first quarter of 2000. The lease expires in June 2003. The company is working with the owner of the building to locate a tenant for the property. The company recorded an additional facility exit reserve of $0.1 million in the quarter ended March 31, 2001 for estimated non-cancelable lease payments and other costs it expects to incur until a new tenant, if any, is located. As of June 30, 2001, the facility remains vacant.

     In March 2001, the company completed the previously announced closure of its Poway, CA operation. Relocation expenses of $0.2 million incurred during the first quarter consisted primarily of final costs related to the transfer of product development activities from Poway to the company's No. St. Paul, MN operation. As of April 1, 2001 the company had vacated its two leased facilities in Poway, CA. The lease on a 45,000 square-foot facility has been assigned to a third party and a 10,000 square-foot facility has been subleased to a third party. The company continues to be contingently liable under both leases.

     In the first half of fiscal 2000, the company recorded unusual charges of $3.8 million related to restructuring activities, including $2.9 million and $0.9 million in the first and second quarters, respectively. The company consolidated its two operations in Texas by transferring manufacturing and development activities from its Grand Prairie facility to its Dallas facility. The Grand Prairie facility was vacated in March 2000. The company also closed its Lawrence, MA facility and transferred certain development activities to its No. St. Paul, MN operation. In connection with the closure of the Lawrence facility, the company sold or licensed certain assets, including its environmental test equipment product line, resulting in the write-down of certain equipment and intangibles. In the second quarter of fiscal 2000, the company announced it would transfer manufacturing and certain administrative functions at its Poway, CA facility to its No. St. Paul, MN facility. The restructuring plan included vacating a 45,000 square foot facility in Poway and transferring the remaining marketing and engineering personnel to a smaller facility nearby. The above restructuring activities included workforce reductions that resulted in the terminations of 114 employees. Unusual charges related to the restructuring activities in the first half of fiscal 2000 are summarized below (in thousands):

                Restructuring charges:
                        Severance and related costs                $       1,698
                        Facility exit costs                                  716
                                                                   -------------
                           Total restructuring charges                     2,414

                Write-down equipment, leaseholds and intangibles           1,278
                Other                                                        149
                                                                   -------------
                        Total                                      $       3,841
                                                                   =============

     Following is a table that summarizes severance and facility exit restructuring charges and the associated reserve activity for the six months ended June 30, 2001 (in thousands):

                                                 Severance  Facility
                                                    and       Exit
                                                  Benefits    Costs       Total
                                                 -------------------------------
         Accrual Balance, December 31, 2000      $    491   $    305   $    796
           Restructuring charges:
                Severance and related costs           246         --        246
                Facility exit costs                    --        100        100
           Cash Payments                             (484)      (101)      (585)
                                                 -------------------------------
         Accrual Balance, March 31, 2001              253        304        557
           Restructuring charges:
                Severance and related costs           317         --        317
                Facility exit costs                    --        387        387
           Cash Payments                             (338)       (78)      (416)
                                                 -------------------------------
         Accrual Balance, June 30, 2001          $    232   $    613   $    845
                                                 ===============================

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

          NET SALES. Net sales for the six months ended June 30, 2001 were $12.4 million, a 40% decrease from the same period in 2000. Net sales for the quarter ended June 30, 2001, were $4.3 million, compared with $10.9 million for the same period in 2000. Equipment and spares sales in fiscal 2001 decreased across all product lines as a result of the significant downturn in the semiconductor equipment industry that began in late 2000 and has continued into fiscal 2001.

          GROSS PROFIT. Gross profit was 50.0% of net sales for the six months ended June 30, 2001 compared with 45.8% of net sales for the comparable period in 2000. Gross profit was 45.7% of net sales for the quarter ended June 30, 2001, equal to the gross margin percentage for the same period in 2000. The fiscal 2000 results include an inventory write-down charge of $0.5 million in the second quarter related to management's decision to discontinue marketing its oldest DRAM test handler, the Model M3200. Gross margins for the six months ended June 30, 2001 increased despite the lower sales volume due to lower costs resulting from restructuring activities during the past year and a slightly more favorable product mix. Gross margin of 45.7% for the quarter ended June 30, 2001 was lower than the same period in 2000 (excluding the inventory charge) due to the significantly lower sales volume, offset partially by lower costs resulting from restructuring activities during the past year.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 2001 were $6.8 million compared to $8.5 million for the same period in 2000, a 20% decrease. Selling, general and administrative expenses for the quarter ended June 30, 2001 were $2.8 million compared with $4.3 million for the comparable period in 2000, a 35% decrease. Non-cash amortization expense related to intangible assets from business acquisitions amounted to $0.4 million for the quarter ended June 30, 2001. The decrease in selling, general and administrative expenses in 2001 results primarily from restructuring activities, including the closure of facilities in Lawrence, MA, Grand Prairie, TX and Poway, CA. In addition, selling, general and administrative expenses for the three and six month periods ended June 30, 2001 were favorably impacted by the settlement of a royalty contract dispute in June 2001 which resulted in the reversal of $0.2 million of royalty expense that had been accrued in prior periods.

          RESEARCH AND DEVELOPMENT. Research and development expenses were $3.3 million for the six months ended June 30, 2001 compared with $4.4 million for the comparable period in 2000, a 25% decrease. Research and development expenses amounted to $1.3 million for the quarter ended June 30, 2001 compared to $1.9 million for the comparable period in 2000. The decrease in spending in 2001 resulted primarily from the closure of the company's facilities in Lawrence, MA and Grand Prairie, TX in early 2000 and the closure of the company's Poway, CA facility in the first quarter of 2001.

          UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES. The company has continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. As a result, management has continued to take steps to improve operating efficiencies and reduce costs. Unusual charges related to restructuring activities during the first half of fiscal 2001 amounted to $1.5 million, including $0.5 million and $1.0 million in the first and second quarters, respectively.

          In the quarter ended June 30, 2001, the company recorded unusual charges as follows (in thousands):

                Restructuring charges:
                        Severance and related costs           $        317
                        Facility exit costs                            387
                                                              ------------
                           Total restructuring charges                 704

                Write-down of equipment and leaseholds                 215
                Moving expenses and other transition costs              57
                                                              ------------
                        Total                                 $        976
                                                              ============

          In the quarter ended June 30, 2001, the company terminated 43 employees in manufacturing, sales, engineering, and administration. The company recorded severance and related costs of $0.3 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $2.0 million.

          In May 2001, the company decided to consolidate its No. St. Paul, Minnesota operations from two buildings into one. The company's 30,000 square foot building, which is under lease through February 2006, was vacated prior to June 30, 2001 and management is working with the owner of the building to sublease the facility. The company recorded a facility exit charge of $0.4 million for estimated non-cancelable lease payments and other costs it expects to incur during the estimated time needed to sublease the space. Also, in connection with vacating this facility, the company recorded a charge of $0.2 million related to abandoned leaseholds and losses on the sale of certain equipment during the quarter.

          In the quarter ended March 31, 2001, the company recorded unusual charges as follows (in thousands):

                Restructuring charges:
                        Severance and related costs         $        246
                        Facility exit costs                          100
                                                            ------------
                           Total restructuring charges               346

                Relocation expenses                                  203
                                                            ------------
                        Total                               $        549
                                                            ============

          In early March 2001, the company terminated 31 employees in manufacturing, sales, engineering, and administration to reduce costs in anticipation of reduced future sales levels. The company recorded severance and related costs of $0.2 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $1.7 million.

          The company leases a vacant facility in Grand Prairie, Texas that was utilized by the company's Grand Prairie operation until that business was transferred to the company's Dallas facility in the first quarter of 2000. The lease expires in June 2003. The company is working with the owner of the building to locate a tenant for the property. The company recorded an additional facility exit reserve of $0.1 million in the quarter ended March 31,

          2001 for estimated non-cancelable lease payments and other costs it expects to incur until a new tenant, if any, is located. As of June 30, 2001, the facility remains vacant.

          In March 2001, the company completed the previously announced closure of its Poway, CA operation. Relocation expenses of $0.2 million incurred during the quarter consisted primarily of final costs related to the transfer of product development activities from Poway to the company's No. St. Paul, MN operation. As of April 1, 2001 the company had vacated its two leased facilities in Poway, CA. The lease on a 45,000 square-foot facility has been assigned to a third party and a 10,000 square-foot facility has been subleased to a third party. The company continues to be contingently liable under both leases.

          In the first half of fiscal 2000, the company recorded unusual charges of $3.8 million related to restructuring activities, including $2.9 million and $0.9 million in the first and second quarters, respectively. The company consolidated its two operations in Texas by transferring manufacturing and development activities from its Grand Prairie facility to its Dallas facility. The Grand Prairie facility was vacated in March 2000. The company also closed its Lawrence, MA facility and transferred certain development activities to its No. St. Paul, MN operation. In connection with the closure of the Lawrence facility, the company sold or licensed certain assets, including its environmental test equipment product line. In the second quarter of fiscal 2000, the company announced it would transfer manufacturing and certain administrative functions at its Poway, CA facility to its No. St. Paul, MN facility. This restructuring plan included vacating a 45,000 square foot facility in Poway and transferring the remaining marketing and engineering personnel to a smaller facility nearby. Unusual charges related to the above restructuring activities in the first half of fiscal 2000, including the termination of 114 employees and costs associated with exiting three facilities as described above, are summarized below (in thousands):

                Restructuring charges:
                        Severance and related costs                $       1,698
                        Facility exit costs                                  716
                                                                   -------------
                           Total restructuring charges                     2,414

                Write-down equipment, leaseholds and intangibles           1,278
                Other                                                        149
                                                                   -------------
                        Total                                      $       3,841
                                                                   =============


          Following is a table that summarizes severance and facility exit restructuring charges and the associated reserve activity for the six months ended June 30, 2001 (in thousands):


                                                   Severance   Facility
                                                      and        Exit
                                                    Benefits    Costs     Total
                                                    ---------------------------
                Accrual Balance, December 31, 2000  $  491     $  305     $ 796
                  Restructuring charges:
                       Severance and related costs     246         --       246
                       Facility exit costs              --        100       100
                  Cash Payments                       (484)      (101)     (585)
                                                    ---------------------------
                Accrual Balance, March 31, 2001        253        304       557
                  Restructuring charges:
                       Severance and related costs     317         --       317
                       Facility exit costs              --        387       387
                  Cash Payments                       (338)       (78)     (416)
                                                    ---------------------------
                Accrual Balance, June 30, 2001      $  232     $  613     $ 845
                                                    ===========================

          OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $162,000 for the six months ended June 30, 2001 compared to $250,000 for the same period in 2000. Other income, net amounted to $71,000 for the quarter ended June 30, 2001 compared with $87,000 for the same period in 2000. The decrease reflects lower average cash balances and generally lower interest rates in fiscal 2001 compared with the same periods in 2000.

          INCOME TAXES. In the fourth quarter of fiscal 2000, due to recent operating losses and weakening industry conditions in late 2000 and early 2001, the company recorded a valuation allowance against its deferred tax assets and management determined that it will not record any income tax expense or benefit in the future until the company is consistently profitable on a quarterly basis. Therefore, no income tax benefit was recorded in the three and six month periods ended June 30, 2001. The company recorded an income tax benefit of $0.4 million and $2.3 million in the three and six month periods ended June 30, 2001, respectively.


     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents decreased by approximately $1.5 million in the six months ended June 30, 2001. Operating activities used $1.5 million of cash. The major components of cash flows from operating activities were a net loss of $5.3 million, a decrease in accounts receivable of $6.9 million, an increase in inventories of $1.1 million, and a decrease in accounts payable of $3.0 million. Non-cash depreciation and amortization expense amounted to $1.1 million for the six months ended June 30, 2001.

          As of June 30, 2001, the company had cash and cash equivalents amounting to $7.7 million. The company also has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are collateralized by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of June 30, 2001 or December 31, 2000.

          The company believes its cash and cash equivalents balances of $7.7 million at June 30, 2001 and borrowings available under its bank line of credit agreement will be sufficient to meet capital expenditure and working capital needs for the foreseeable future. However, given the unknown duration of the current downturn in the semiconductor equipment industry and the uncertain general economic outlook, the company's working capital needs could change in the future. If industry conditions continue to be weak for longer than anticipated or worsen, the company may need to modify its operating plans, reduce expenses, and/or seek additional financing.


     RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," (collectively, "the Statements.") The Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. The company intends to adopt the Statements during the first quarter of fiscal 2002 and estimates that the adoption of the Statements will reduce fiscal 2002 amortization expense, on a pre-tax basis, by approximately $0.7 million.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The company's exposure to market risk for changes in interest rates relates primarily to the company's investment portfolio. The company places its investments with high credit issuers and limits the amount of credit exposure to any one issuer. The company has no investments denominated in foreign currencies and therefore is not subject to foreign exchange risk. The company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. As of June 30, 2001, the company's portfolio consisted primarily of high quality taxable instruments, including corporate notes and bonds, money market funds, and bank repurchase agreements.

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

             None.


     Item 3. Defaults on Senior Securities

             None.


     Item 4. Submissions of Matters to a Vote of Security Holders

             On May 22, 2001 the company held its Annual Shareholder Meeting at which shareholders elected the following individuals to serve as members of the Board of Directors:

                                         Votes for    Votes Withheld
                                         ---------    --------------
             Joseph C. Levesque          8,408,323       108,127
             Darnell L. Boehm            8,372,432       144,018
             Terrence W. Glarner         8,409,604       106,846
             Andrew J. Greenshields      8,408,754       107,696
             Douglas L. Hemer            8,400,394       116,056


     Item 5. Other Information

             None.


     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits
                 None

             (b) Reports on Form 8-K
                 None

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


                                    AETRIUM INCORPORATED
                                    --------------------
                                    (Registrant)



Date: August 6, 2001            By: /s/ Joseph C. Levesque
                                    ----------------------
                                    Joseph C. Levesque
                                    Chairman of the Board, President, and Chief
                                    Executive Officer

Date:  August 6, 2001           By: /s/ Paul H. Askegaard
                                    ---------------------
                                    Paul H. Askegaard
                                    Treasurer
                                    (principal financial and accounting officer)