Form 10-Q
period 2001-09-30
AETRIUM INC
filed 2001-11-14
CIK 908598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the quarterly period ended September 30, 2001

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
                                          YES      X           NO
                                               -----------         ------------


Number of shares of Common Stock, $.001 par value,                9,474,566
outstanding as of November 9, 2001                                ---------

                              AETRIUM INCORPORATED

                                      INDEX




                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and December 31, 2000                                                     3-4

                  Consolidated Statements of Operations (unaudited) for the three
                  and nine months ended September 30, 2001 and 2000                          5

                  Consolidated Statements of Cash Flows (unaudited) for the nine
                  months ended September 30, 2001 and 2000                                   6

                  Notes to unaudited consolidated financial statements                      7-10

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    11-16

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk                  16


PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings                                                           17

       Item 2.    Changes in Securities                                                       17

       Item 3.    Defaults Upon Senior Securities                                             17

       Item 4.    Submission of Matters to a Vote of Security Holders                         17

       Item 5.    Other Information                                                           17

       Item 6.    Exhibits and Reports on Form 8-K                                            17



SIGNATURES                                                                                    18


PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                     ------
                                                   September 30,   December 31,
                                                       2001           2000
                                                   ------------    ------------
                                                   (Unaudited)      (Audited)
Current Assets:
   Cash and cash equivalents                       $      6,719    $      9,132
   Accounts receivable, net                               2,014           7,984
   Inventories                                           12,637          12,683
   Other current assets                                     112             534
                                                   ------------    ------------
      Total current assets                               21,482          30,333
                                                   ------------    ------------

Property and equipment:
   Furniture and fixtures                                   722           1,159
   Equipment                                              3,110           3,502
                                                   ------------    ------------
                                                          3,832           4,661
   Less accumulated depreciation and
   amortization                                          (2,855)         (3,014)
                                                   ------------    ------------
      Property and equipment, net                           977           1,647
                                                   ------------    ------------

Intangible and other assets, net                         11,167          12,394
                                                   ------------    ------------

                Total assets                       $     33,626    $     44,374
                                                   ============    ============






        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)




                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                 September 30,    December 31,
                                                                      2001            2000
                                                                  ------------    ------------
                                                                   (Unaudited)      (Audited)
Current liabilities:
   Trade accounts payable                                         $        608    $      3,863
   Accrued compensation                                                    552           1,498
   Other accrued liabilities                                             3,592           3,828
                                                                  ------------    ------------
      Total current liabilities                                          4,752           9,189
                                                                  ------------    ------------

Shareholders' equity:
   Common stock, $.001 par value; 30,000,000 shares authorized;
    9,474,566 shares issued and outstanding                                 10              10
   Additional paid-in capital                                           60,246          60,246
   Accumulated deficit                                                 (31,382)        (25,071)
                                                                  ------------    ------------
      Total shareholders' equity                                        28,874          35,185
                                                                  ------------    ------------

          Total liabilities and shareholders' equity              $     33,626    $     44,374
                                                                  ============    ============




        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            Three months ended           Nine months ended
                                                                September 30,              September 30,
                                                          ------------------------    ------------------------
                                                             2001          2000          2001          2000
                                                          ----------    ----------    ----------    ----------
Net sales                                                 $    3,876    $   10,847    $   16,250    $   32,222
Cost of goods sold                                             2,106         4,700         8,299        16,283
                                                          ------------------------    ------------------------
   Gross profit                                                1,770         6,147         7,951        15,939
                                                          ------------------------    ------------------------

Operating expenses:
    Selling, general, and administrative                       2,332         4,111         9,108        12,588
    Research and development                                     774         2,183         4,066         6,563
    Unusual charges, net                                           0          (436)        1,525         3,405
                                                           ------------------------    ------------------------
       Total operating expenses                                3,106         5,858        14,699        22,556
                                                           ------------------------    ------------------------

Income (loss) from operations                                 (1,336)          289        (6,748)       (6,617)
    Other income, net                                             49            66           211           316
                                                           ------------------------    ------------------------
Income (loss) before income taxes and cumulative effect
  of a change in accounting principle                         (1,287)          355        (6,537)       (6,301)
    Income tax benefit (expense)                                 226          (128)          226         2,170
                                                          ------------------------    ------------------------
Net income (loss) before cumulative effect of a change
  in accounting principle                                     (1,061)          227        (6,311)       (4,131)
    Cumulative effect of a change in accounting
      principle- see note 3                                        0             0             0          (824)
                                                           ------------------------    ------------------------

Net income (loss)                                         $   (1,061)   $      227    $   (6,311)   $   (4,955)
                                                          ========================    ========================



Income (loss) per common share (basic and diluted):

    Income (loss) before cumulative effect of a change
      in accounting principle                             $     (.11)   $      .02    $     (.67)   $     (.43)
    Cumulative effect of a change in accounting
      principle - see note 3                                    0.00          0.00          0.00          (.09)
                                                           ------------------------    ------------------------

      Net income (loss)                                   $     (.11)   $      .02    $     (.67)   $     (.52)
                                                          ========================    ========================

     Weighted average shares outstanding:
               Basic                                           9,475         9,475         9,475         9,464
               Diluted                                         9,475         9,510         9,475         9,464
                                                          ========================    ========================





        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                 2001          2000
                                                              ----------    ----------
Cash flows from operating activities:
   Net loss                                                   $   (6,311)   $   (4,955)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                                1,666         1,976
      Cumulative effect of a change in accounting principle            0           824
      Write-down of intangibles, equipment and leaseholds            215           888
       Deferred taxes                                                  0        (2,127)
       Changes in assets and liabilities:
           Accounts receivable                                     5,970        (1,856)
           Inventories                                                46        (1,958)
           Other current assets                                      422           156
           Intangible and other assets                                30            79
           Trade accounts payable                                 (3,255)        1,414
           Accrued compensation                                     (946)         (123)
           Other accrued liabilities                                (236)          498
                                                              ------------------------
           Net cash used in operating activities                  (2,399)       (5,184)
                                                              ------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                (66)         (426)
   Proceeds from sale of equipment                                    52             0
                                                              ------------------------
           Net cash used in investing activities                     (14)         (426)
                                                              ------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                          0           286
   Repurchase of common stock                                          0           (13)
                                                              ------------------------
          Net cash provided by financing activities                    0           273
                                                              ------------------------

Net decrease in cash and cash equivalents                         (2,413)       (5,337)

Cash and cash equivalents at beginning of period                   9,132        13,184

                                                              ------------------------
Cash and cash equivalents at end of period                    $    6,719    $    7,847
                                                              ========================





        See accompanying notes to the consolidated financial statements.

                              AETRIUM INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.     INTERIM FINANCIAL REPORTING

       In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2001 do not necessarily indicate the results to be expected for the full year.

       Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.     NET INCOME (LOSS) PER COMMON SHARE

       Basic net income (loss) per share is computed by dividing net income
       (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalent shares outstanding during each period. Common stock equivalents include stock options using the treasury stock method. For periods in which the company reports a net loss, common stock equivalents have been excluded from the computations because they are antidilutive. As of September 30, 2001 there were 1,477,389 outstanding stock options which could potentially impact diluted earnings per share.


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

       In the fourth quarter of fiscal 2000, in accordance with SAB101 guidance, the company changed its revenue recognition accounting policy for certain types of equipment sales. As required by SAB101, the accounting change was implemented effective January 1, 2000. The cumulative effect of the accounting change on periods prior to January 1, 2000 was an after-tax charge of $0.8 million ($.09 per share), and is included in the results of operations for the nine months ended September 30, 2000.


4.     COMPREHENSIVE INCOME (LOSS)

       The company's comprehensive loss is equal to its net loss for all periods presented.

5.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances. The company will adopt these statements on January 1, 2002 and is currently evaluating the potential for any goodwill impairment charge required upon adoption. In addition to any impairment charge that may be required, the company estimates that the adoption of these statements will reduce fiscal 2002 amortization expense, on a pre-tax basis, by approximately $0.7 million.

       In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not expect this statement to affect its financial position or results of operations.


6.     INVENTORIES

       Inventories consist of the following:

                                                                   September 30, December 31,
                                                                        2001         2000
                                                                    -------------------------
                                                                           (in thousands)
       Purchased parts and completed subassemblies                   $    6,873   $    5,398
       Work-in-process                                                    2,853        3,466
       Finished goods, including demonstration equipment and
         equipment shipped to customers, subject to installation
         and/or customer acceptance                                       2,911        3,819
                                                                     -----------------------
                Total                                                $   12,637   $   12,683
                                                                     =======================


7.     OTHER ACCRUED LIABILITIES

       Other accrued liabilities consist of the following:

                                                                   September 30, December 31,
                                                                        2001         2000
                                                                    -------------------------
                                                                           (in thousands)
       Accrued commissions                                           $      240   $      272
       Accrued warranty                                                     413          433
       Deferred revenue and customer deposits                             1,901        1,749
       Accrued restructuring costs                                          568          796
       Other                                                                470          578
                                                                     -----------------------
          Total                                                      $    3,592   $    3,828
                                                                     =======================


8.     UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES

       The company has continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. As a result, management has continued to take steps to improve operating efficiencies and reduce costs. Unusual charges related to restructuring activities during the first nine months of fiscal 2001 amounted to $1.5 million, including $0.5 million and $1.0 million recorded in the first and second quarters, respectively.

       In the quarter ended June 30, 2001, the company recorded unusual charges as follows (in thousands):

         Restructuring charges:
                Severance and related costs           $  317
                Facility exit costs                      387
                                                      ------
                  Total restructuring charges            704

         Write-down of equipment and leaseholds          215
         Moving expenses and other transition costs       57
                                                      ------
                  Total                               $  976
                                                      ======

       In the quarter ended June 30, 2001, the company terminated 43 employees in manufacturing, sales, engineering, and administration. The company recorded severance and related costs of $0.3 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $2.0 million.

       In May 2001, the company decided to consolidate its No. St. Paul, Minnesota operations from two buildings into one. The company's 30,000 square foot building, which is under lease through February 2006, was vacated prior to June 30, 2001. The company recorded a facility exit charge of $0.4 million for estimated non-cancelable lease payments and other costs it expects to incur during the estimated time needed to sublease the space. Also, in connection with vacating this facility, the company recorded a charge of $0.2 million related to abandoned leaseholds and losses on the sale of certain equipment during the quarter. Effective November 1, 2001, the company executed an agreement to sublease approximately 7,500 square feet of this building to a third party. Management is working with the owner of the building to locate a sub-tenant for the remaining space.

       In the quarter ended March 31, 2001, the company recorded unusual charges as follows (in thousands):

         Restructuring charges:
                Severance and related costs     $  246
                Facility exit costs                100
                                                ------
                  Total restructuring charges      346

         Relocation expenses                       203
                                                ------
                  Total                         $  549
                                                ======

       In March 2001, the company terminated 31 employees in manufacturing, sales, engineering, and administration to reduce costs in anticipation of reduced future sales levels. The company recorded severance and related costs of $0.2 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $1.7 million.

       The company leases a facility in Grand Prairie, Texas that was utilized by the company's Grand Prairie operation until that business was transferred to the company's Dallas facility in the first quarter of 2000. The lease expires in June 2003. The company is working with the owner of the building to locate a tenant for the property. The company recorded an additional facility exit reserve of $0.1 million in the quarter ended March 31, 2001 for estimated non-cancelable lease payments and other costs it expects to incur until a new tenant, if any, is located. As of September 30, 2001, the facility remains vacant.

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

       In the first nine months of fiscal 2000, the company recorded net unusual charges of $3.4 million related to restructuring activities. In early fiscal 2000, the company consolidated its two operations in Texas by transferring manufacturing and development activities from its Grand Prairie facility to its Dallas facility. The Grand Prairie facility was vacated in March 2000. The company also closed its Lawrence, MA facility and transferred certain development activities to its No. St. Paul, MN operation. In connection with the closure of the Lawrence facility, the company sold or licensed certain assets, including its environmental test equipment product line, resulting in the write-down of certain equipment and intangibles. In the third quarter of 2000, the licensee of the environmental test equipment product line bought out the related royalty contract, resulting in the recording of an unusual credit of $0.4 million. In the second quarter of fiscal 2000, the company announced it would transfer manufacturing and certain administrative functions at its Poway, CA facility to its No. St. Paul, MN facility. The restructuring plan included vacating a 45,000 square foot facility in Poway and transferring the remaining marketing and engineering personnel to a smaller facility nearby. The above restructuring activities included workforce reductions that resulted in the terminations of 114 employees. Unusual charges related to the restructuring activities in the first nine months of fiscal 2000 are summarized below (in thousands):

         Restructuring charges:
                Severance and related costs                       $ 1,698
                Facility exit costs                                   716
                                                                  -------
                  Total restructuring charges                       2,414

          Write-down equipment, leaseholds and intangibles          1,278
          Unusual credit - proceeds from sale of royalty rights      (367)
          Other                                                        80
                                                                  -------
                  Total                                           $ 3,405
                                                                  =======


       Following is a table that summarizes severance and facility exit restructuring charges and the associated reserve activity for the nine months ended September 30, 2001 (in thousands):

                                                Severance
                                                   and        Facility
                                                Benefits     Exit Costs      Total
                                               ----------    ----------    ----------
         Accrual Balance, December 31, 2000    $      491    $      305    $      796
           Restructuring charges:
                Severance and related costs           246            --           246
                Facility exit costs                    --           100           100
           Cash Payments                             (484)         (101)         (585)
                                               --------------------------------------
         Accrual Balance, March 31, 2001              253           304           557
           Restructuring charges:
                Severance and related costs           317            --           317
                Facility exit costs                    --           387           387
           Cash Payments                             (338)          (78)         (416)
                                               --------------------------------------
         Accrual Balance, June 30, 2001               232           613           845
           Cash Payments                             (164)         (113)         (277)
                                               --------------------------------------
         Accrual Balance, September 30, 2001   $       68    $      500    $      568
                                               ======================================

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

              NET SALES. Net sales for the nine months ended September 30, 2001 were $16.3 million, a 50% decrease from the same period in 2000. Net sales for the quarter ended September 30, 2001, were $3.9 million, compared with $10.8 million for the same period in 2000. Equipment and spares sales in fiscal 2001 decreased across all product lines as a result of the significant downturn in the semiconductor equipment industry that began in late 2000 and has continued into fiscal 2001.

              GROSS PROFIT. Gross profit was 48.9% of net sales for the nine months ended September 30, 2001 compared with 49.5% of net sales for the comparable period in 2000. Gross profit was 45.7% of net sales for the quarter ended September 30, 2001, compared to 56.7% for the same period in 2000. Results for the nine months ended September 30, 2000 include an inventory write-down charge of $0.5 million related to management's decision to discontinue marketing its oldest DRAM test handler, the Model M3200. Gross margins for the three and nine months ended September 30, 2001 were lower than the same periods in 2000 due to the significantly lower sales volume, offset partially by lower costs resulting from restructuring activities during the past year.

              SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $9.1 million compared to $12.6 million for the same period in 2000, a 28% decrease. Selling, general and administrative expenses for the quarter ended September 30, 2001 were $2.3 million compared with $4.1 million for the comparable period in 2000, a 43% decrease. Non-cash amortization expense related to intangible assets from business acquisitions amounted to $0.4 million for the quarter ended September 30, 2001. The decrease in selling, general and administrative expenses in 2001 results primarily from restructuring activities, including the closure of facilities in Lawrence, MA, Grand Prairie, TX and Poway, CA. The company estimates that selling, general and administrative expenses in the fourth quarter ended December 31, 2001 will be comparable to the third quarter ended September 30, 2001.

              RESEARCH AND DEVELOPMENT. Research and development expenses were $4.1 million for the nine months ended September 30, 2001 compared with $6.6 million for the comparable period in 2000, a 38% decrease. Research and development expenses amounted to $0.8 million for the quarter ended September 30, 2001 compared to $2.2 million for the comparable period in 2000. The decrease in spending in 2001 resulted primarily from the closure of the company's facilities in Lawrence, MA and Grand Prairie, TX in early 2000 and the closure of the company's Poway, CA facility in the first quarter of 2001. The decrease also resulted from a planned general reduction in research and development expense levels with a continuing emphasis on projects with short-term revenue potential. The company estimates that research and development expenses in the fourth quarter ended December 31, 2001 will be comparable to the third quarter ended September 30, 2001.

              UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES. The company has continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. As a result, management has continued to take steps to improve operating efficiencies and reduce costs. Unusual charges related to restructuring activities during the first nine months of fiscal 2001 amounted to $1.5 million, including $0.5 million and $1.0 million recorded in the first and second quarters, respectively.

              In the quarter ended June 30, 2001, the company recorded unusual charges as follows (in thousands):

                   Restructuring charges:
                          Severance and related costs           $   317
                          Facility exit costs                       387
                                                                -------
                            Total restructuring charges             704

                   Write-down of equipment and leaseholds           215
                   Moving expenses and other transition costs        57
                                                                -------
                            Total                               $   976
                                                                =======

              In the quarter ended June 30, 2001, the company terminated 43 employees in manufacturing, sales, engineering, and administration. The company recorded severance and related costs of $0.3 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $2.0 million.

              In May 2001, the company decided to consolidate its No. St. Paul, Minnesota operations from two buildings into one. The company's 30,000 square foot building, which is under lease through February 2006, was vacated prior to June 30, 2001. The company recorded a facility exit charge of $0.4 million for estimated non-cancelable lease payments and other costs it expects to incur during the estimated time needed to sublease the space. Also, in connection with vacating this facility, the company recorded a charge of $0.2 million related to abandoned leaseholds and losses on the sale of certain equipment during the quarter. Effective November 1, 2001, the company executed an agreement to sublease approximately 7,500 square feet of this building to a third party. Management is working with the owner of the building to locate a sub-tenant for the remaining space.

              In the quarter ended March 31, 2001, the company recorded unusual charges as follows (in thousands):

                   Restructuring charges:
                          Severance and related costs     $   246
                          Facility exit costs                 100
                                                          -------
                            Total restructuring charges       346

                   Relocation expenses                        203
                                                          -------
                            Total                         $   549
                                                          =======

              In March 2001, the company terminated 31 employees in manufacturing, sales, engineering, and administration to reduce costs in anticipation of reduced future sales levels. The company recorded severance and related costs of $0.2 million related to the terminations. The workforce reduction resulted in annual cost savings of approximately $1.7 million.

              The company leases a facility in Grand Prairie, Texas that was utilized by the company's Grand Prairie operation until that business was transferred to the company's Dallas facility in the first quarter of 2000. The lease expires in June 2003. The company is working with the owner of the building to locate a tenant for the property. The company recorded an additional facility exit reserve of $0.1 million in the quarter ended March 31, 2001 for estimated non-cancelable lease payments and other costs it expects to incur until a new tenant, if any, is located. As of September 30, 2001, the facility remains vacant.

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

              In the first nine months of fiscal 2000, the company recorded net unusual charges of $3.4 million related to restructuring activities. In early fiscal 2000, the company consolidated its two operations in Texas by transferring manufacturing and development activities from its Grand Prairie facility to its Dallas facility. The Grand Prairie facility was vacated in March 2000. The company also closed its Lawrence, MA facility and transferred certain development activities to its No. St. Paul, MN operation. In connection with the closure of the Lawrence facility, the company sold or licensed certain assets, including its environmental test equipment product line, resulting in the write-down of certain equipment and intangibles. In the third quarter of 2000, the licensee of the environmental test equipment product line bought out the related royalty contract, resulting in the recording of an unusual credit of $0.4 million. In the second quarter of fiscal 2000, the company announced it would transfer manufacturing and certain administrative functions at its Poway, CA facility to its No. St. Paul, MN facility. The restructuring plan included vacating a 45,000 square foot facility in Poway and transferring the remaining marketing and engineering personnel to a smaller facility nearby. The above restructuring activities included workforce reductions that resulted in the terminations of 114 employees. Unusual charges related to the restructuring activities in the first nine months of fiscal 2000 are summarized below (in thousands):

                   Restructuring charges:
                          Severance and related costs                       $ 1,698
                          Facility exit costs                                   716
                                                                            -------
                            Total restructuring charges                       2,414

                    Write-down equipment, leaseholds and intangibles          1,278
                    Unusual credit - proceeds from sale of royalty rights      (367)
                    Other                                                        80
                                                                            -------
                            Total                                           $ 3,405
                                                                            =======

              Following is a table that summarizes severance and facility exit restructuring charges and the associated reserve activity for the nine months ended September 30, 2001 (in thousands):

                                                        Severance
                                                           and      Facility
                                                         Benefits   Exit Costs     Total
                                                         --------   ----------   --------
                   Accrual Balance, December 31, 2000    $    491    $    305    $    796
                     Restructuring charges:
                          Severance and related costs         246          --         246
                          Facility exit costs                  --         100         100
                     Cash Payments                           (484)       (101)       (585)
                                                         --------------------------------
                   Accrual Balance, March 31, 2001            253         304         557
                     Restructuring charges:
                          Severance and related costs         317          --         317
                          Facility exit costs                  --         387         387
                     Cash Payments                           (338)        (78)       (416)
                                                         --------------------------------
                   Accrual Balance, June 30, 2001             232         613         845
                     Cash Payments                           (164)       (113)       (277)
                                                         --------------------------------
                   Accrual Balance, September 30, 2001   $     68    $    500    $    568
                                                         ================================

              OTHER INCOME, NET. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $211,000 for the nine months ended September 30, 2001 compared to $316,000 for the same period in 2000. Other income, net amounted to $49,000 for the quarter ended September 30, 2001 compared with $66,000 for the same period in 2000. The decrease reflects lower average cash balances and generally lower interest rates in fiscal 2001 compared with the same periods in 2000.

              INCOME TAXES. In the fourth quarter of fiscal 2000, due to recent operating losses and weakening industry conditions in late 2000 and early 2001, the company recorded a valuation allowance against its deferred tax assets and management determined that it would not record any income tax expense or benefit in the future until the company is consistently profitable on a quarterly basis. Therefore, no income tax benefit related to current operations has been recorded in fiscal 2001. However, the company did record an income tax benefit of $0.2 million in the quarter ended September 30, 2001 related directly to income taxes paid and expensed prior to 2001 that were refunded to the company during the quarter. The company recorded income tax expense of $0.1 million and an income tax benefit of $2.2 million for the three and nine-month periods ended September 30, 2000 respectively.


       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

              Cash and cash equivalents decreased by approximately $2.4 million in the nine months ended September 30, 2001. Operating activities used $2.4 million of cash. The major components of cash flows used in operating activities were a net loss of $6.3 million and a decrease in accounts payable of $3.3 million, partially offset by a decrease in accounts receivable of $6.0 million. Non-cash depreciation and amortization expense amounted to $1.7 million for the nine months ended September 30, 2001.

              As of September 30, 2001, the company had cash and cash equivalents amounting to $6.7 million. The company also has a $5.0 million line of credit agreement with Harris Trust and Savings Bank in Chicago, Illinois. Borrowings under this agreement are collateralized by receivables, inventories and general intangibles. Borrowing is limited to a percentage of eligible receivables and inventories. There were no line of credit advances outstanding as of September 30, 2001 or December 31, 2000.

              The company believes its cash and cash equivalents balances of $6.7 million at September 30, 2001 and borrowings available under its bank line of credit agreement will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. However, given the unknown duration of the current downturn in the semiconductor equipment industry and the uncertain general economic outlook, the company's working capital needs could change in the future. If industry conditions continue to be weak for longer than anticipated or worsen, the company may need to modify its operating plans, reduce expenses, and/or seek additional financing. However, there can be no assurance that such financing would be available on terms acceptable to the company, or at all.


       RECENT ACCOUNTING PRONOUNCEMENTS

              In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances. The company will adopt these statements on January 1, 2002 and is currently evaluating the potential for any goodwill impairment charge required upon adoption. In addition to any impairment charge that may be required, the company estimates that the adoption of these statements will reduce fiscal 2002 amortization expense, on a pre-tax basis, by approximately $0.7 million.

              In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not expect this statement to affect its financial position or results of operations.


       BUSINESS RISKS AND UNCERTAINTIES

              A number of risks and uncertainties exist which could impact the company's future operating results. The company operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished. As a result of these business cycles, the company has in the past, and will likely in the future, experience significant fluctuations in demand for the equipment it manufactures and sells. The semiconductor equipment industry has been in a prolonged downturn since late 2000. In response to this downturn, the company has implemented various expense reduction measures, including workforce reductions, facility shutdowns, and employee wage reductions. Such actions could have long-term adverse effects on the company's business and competitiveness. The impact of the events of September 11, 2001 and their continuing aftermath on the global economy in general and the demand for semiconductors more specifically is uncertain but may result in delays, a slower pace and/or reduced magnitude of an eventual upturn in the semiconductor industry. These factors could result in an extended period of low levels of revenues for the company which could require additional expense reduction measures and which also could have a negative impact on the realizeability of certain assets, including inventories and long-lived intangible assets. The company will continue to monitor business conditions and make additional adjustments to operations and/or asset values, if necessary.

              Other risks and uncertainties include, but are not limited to, general economic conditions, competition, the company's success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating or restructuring acquired or existing operations, and other factors, including those set forth in the company's SEC filings, including its Annual Report on Form 10-K for the year ended December 31, 2000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The company's exposure to market risk for changes in interest rates relates primarily to the company's investment portfolio. The company places its investments with high credit issuers and limits the amount of credit exposure to any one issuer. The company has no investments denominated in foreign currencies and therefore is not subject to foreign exchange risk. The company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. As of September 30, 2001, the company's portfolio consisted primarily of high quality taxable instruments, including corporate notes and bonds, money market funds, and bank repurchase agreements.

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


                                         AETRIUM INCORPORATED
                                         --------------------
                                            (Registrant)



     Date: November 12, 2001     By:      /s/ Joseph C. Levesque
                                         -----------------------
                                         Joseph C. Levesque
                                         Chairman of the Board, President,
                                         and Chief Executive Officer

     Date:  November 12, 2001    By:      /s/ Paul H. Askegaard
                                         ----------------------
                                         Paul H. Askegaard
                                         Treasurer
                                         (principal financial and accounting
                                         officer)