Form 10-K405/A
period 2000-12-30
AETRIUM INC
filed 2002-01-25
CIK 908598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K/A

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

       Registrant's telephone number, including area code: (651) 770-2000
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE

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

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's definitive Proxy Statement for its 2001 Annual Meeting to be held May 22, 2001 (the "2001 Proxy Statement").

                                EXPLANATORY NOTE

       This amendment on Form 10-K/A of Aetrium Incorporated amends Item 14 of
Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, but is not intended to update any other information presented in the report on Form 10-K as originally filed. This amendment speaks as of the end of Aetrium's fiscal year 2000 or as of the date of filing the original Form 10-K as required. The amendment includes the Report of Independent Accountants on Financial Statement Schedules, which was inadvertently omitted from the original filing of the Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1.   FINANCIAL STATEMENTS OF REGISTRANT.

         The following Consolidated Financial Statements of the company and the Independent Auditor's Report thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

                                                                                                   Page(s)
                                                                                                 -----------
Report of Independent Auditors................................................................    F-1
Financial Statements:
     o   Consolidated Statements of Operations................................................    F-2
     o   Consolidated Balance Sheets..........................................................    F-3
     o   Consolidated Statements of Changes in Shareholders' Equity...........................    F-4
     o   Consolidated Statements of Cash Flows................................................    F-5
     o   Notes to Consolidated Financial Statements...........................................    F-6 to F-20

         (a) 2.   FINANCIAL STATEMENT SCHEDULES OF REGISTRANT.

         The following financial statement schedule is included herein and should be read in conjunction with the financial statements referred to above:

         Financial Statement Schedule:  II.  Valuation and Qualifying Accounts

                         REPORT OF INDEPENDENT ACCOUNTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Aetrium Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 2, 2001, appearing on page F-1 of this Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, such Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 2, 2001

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                                ADDITIONS
                                                     --------------------------------
                                       BALANCE AT      CHARGED TO                                        BALANCE AT
                                      BEGINNING OF      COSTS AND      ACQUISITION                         END OF
   DESCRIPTION                           PERIOD         EXPENSES       RELATED (1)      DEDUCTIONS         PERIOD
------------------ ----------------- --------------- ---------------- --------------- ---------------- ---------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                         1998        $     259,600   $    545,000       $   50,000    $    (317,600)   $    537,000
                         1999              537,000         57,000                0          (75,000)        519,000
                         2000              519,000              0                0           (5,000)        514,000
INVENTORY OBSOLESCENCE RESERVE:
                         1998        $   1,985,100   $  3,290,200       $        0      $(1,646,500)     $3,628,800
                         1999            3,628,800      3,460,800                0       (3,600,200)      3,489,400
                         2000            3,489,400      1,749,300                0       (2,980,800)      2,257,900
WARRANTY RESERVE:
                         1998        $     562,200   $    661,000       $  120,000    $    (448,400)   $    894,800
                         1999              894,800        826,300                0         (899,700)        821,400
                         2000              821,400        802,300                0       (1,190,300)        433,400
------------------ ----------------- --------------- ---------------- --------------- ---------------- ---------------

(1) Reserve increases related to the inclusion of newly acquired businesses.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AETRIUM INCORPORATED


Date:  January 25, 2002              By:     /s/ JOSEPH C. LEVESQUE
                                         -------------------------------------
                                         Joseph C. Levesque
                                         Chief Executive Officer and President