Form 10-Q/A
period 1998-06-30
AETRIUM INC
filed 2002-03-29
CIK 908598

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

           [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 1998

           [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to__________

                           Commission File No. 0-22166

                        -------------------------------------

                              AETRIUM INCORPORATED
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                    41-1439182
     (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                               2350 HELEN STREET,
                         NORTH ST. PAUL, MINNESOTA 55109
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (651) 704-1800


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]


Number of shares of Common Stock, $.001 par value, outstanding as of August 6, 1998: 9,703,308

================================================================================

                              AETRIUM INCORPORATED


                                EXPLANATORY NOTE

     This amendment on Form 10-Q/A of Aetrium Incorporated amends Item 2 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998, but is not intended to update any other information presented in the report on Form 10-Q as originally filed. The amendment includes disclosure regarding recent sales of unregistered securities, which was inadvertently omitted from the original filing of the Form 10-Q.


                           PART II. OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (a)      Not applicable.


                  (b)      Not applicable.


                  (c)      Recent Sale of Unregistered Securities.

              The Company acquired substantially all of the rights, title and interest in the assets, and assumed certain liabilities, of the handler equipment division of WEB Technology, Inc. pursuant to an Asset Purchase Agreement, dated as of March 20, 1998 (the "Purchase Agreement"), which was privately negotiated among the parties thereto. At the closing on April 1, 1998, the Company issued to the shareholders of WEB Technology, Inc. an aggregate of 900,000 shares of common stock, $0.001 par value per share, valued at approximately $15 million as partial consideration for the purchase of the assets.

              Although the Company has agreed to use reasonable best efforts to register the resale of such shares under the Securities Act of 1933, the shares were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act. The Company's reliance on this exemption is based upon the fact that these shares were only issued to the former WEB Technology shareholders, the limited number of persons receiving the shares, the Company's reasonable belief that each recipient was capable of evaluating the merits and risks of their investment decision, the information made available to the recipients regarding the acquisition and the Company, and the restrictive legends placed on certificates representing the shares, among other factors. The Company has agreed to file a registration statement under the Securities Act to register such shares for resale by the former WEB shareholders.

                  (d)      Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AETRIUM INCORPORATED

    Date:  March 29, 2002

                                         By:      /s/ Joseph C. Levesque
                                            ------------------------------------
                                         Name: Joseph C. Levesque
                                         Title: Chairman of the Board, President
                                         and Chief Executive Officer