Form 10-Q
period 2002-03-31
AETRIUM INC
filed 2002-05-15
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 000-22166

AETRIUM INCORPORATED

(Exact name of registrant as specified in its charter)

Minnesota	41-1439182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2350 Helen Street, No. St. Paul, Minnesota	55109
(Address of principal executive offices)	(Zip Code)

(651) 704-1800
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            ☒                    No            ☐

Number of shares of Common Stock, $.001 par value, outstanding as of May 7, 2002	9,477,044

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	March 31,	December 31,
	2002	2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,315	$7,181
Accounts receivable, net	1,324	1,505
Inventories	8,459	8,956
Other current assets	184	131
Total current assets	16,282	17,773

Property and equipment:
Furniture and fixtures	597	597
Equipment	3,091	3,091
	3,688	3,688
Less accumulated depreciation and
amortization	(2,945)	(2,842)
Property and equipment, net	743	846

Goodwill, net	1,393	7,140
Other intangible assets, net	2,637	3,570
Other assets	57	57

Total assets	$21,112	$29,386

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2002	2001
	(Unaudited)
Current liabilities:
Trade accounts payable	$580	$676
Accrued compensation	313	493
Other accrued liabilities	2,850	3,701
Total current liabilities	3,743	4,870

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,474,566 shares issued and outstanding	10	10
Additional paid-in capital	60,246	60,246
Accumulated deficit	(42,887)	(35,740)
Total shareholders’ equity	17,369	24,516

Total liabilities and shareholders’ equity	$21,112	$29,386

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2002	2001

Net sales	$3,117	$8,030
Cost of goods sold	1,411	3,835
Gross profit	1,706	4,195

Operating expenses:
Selling, general, and administrative	1,852	4,009
Research and development	547	2,006
Unusual charges	0	549
Total operating expenses	2,399	6,564

Loss from operations	(693)	(2,369)
Other income, net	32	91
Loss before cumulative effect of a change in accounting principle	(661)	(2,278)
Cumulative effect of a change in accounting principle— see note 3	(6,486)	0

Net loss	$(7,147)	$(2,278)

Loss per common share (basic and diluted):

Loss before cumulative effect of a change in accounting principle	$(0.07)	$(0.24)
Cumulative effect of a change in accounting principle— see note 3	(0.68)	0
Net loss	$(0.75)	$(0.24)

Weighted average common shares outstanding (basic and diluted)	9,475	9,475

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,147)	$(2,278)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	297	564
Provision for excess and obsolete inventories	20	246
Unusual charges	0	346
Cumulative effect of a change in accounting principle	6,486	0
Changes in assets and liabilities:
Accounts receivable	181	3,914
Inventories	477	(1,157)
Other current assets	(53)	(151)
Trade accounts payable	(96)	(2,719)
Accrued compensation	(180)	(540)
Other accrued liabilities	(851)	(166)
Net cash used in operating activities	(866)	(1,941)

Cash flows from investing activities:
Purchase of property and equipment	0	(46)
Net cash used in investing activities	0	(46)

Net decrease in cash and cash equivalents	(866)	(1,987)

Cash and cash equivalents at beginning of period	7,181	9,132

Cash and cash equivalents at end of period	$6,315	$7,145

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments except for the change in accounting principle described in Note 3) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Certain prior-year amounts have been reclassified to conform to the current year presentation.  Such reclassifications had no impact on previously reported net loss, shareholders’ equity or cash flows.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive shares outstanding during each period. Potentially dilutive shares include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations for the quarters ended March 31, 2002 and 2001 because there were no stock options outstanding with exercise prices below the average market price for these periods and their effect would be antidilutive.  As of March 31, 2002 there were 1,030,789 outstanding stock options which could potentially impact diluted earnings per share.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.  SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to evaluate the carrying value of goodwill for potential impairment and, in transition, this step must be completed as of the beginning of the fiscal year in which SFAS 142 is adopted. If the first step indicates potential impairment, the second step of the process is to measure the amount of the impairment loss, if any.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS 121. SFAS 144 does, however, retain the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.

Aetrium adopted SFAS 141, SFAS 142, AND SFAS 144 effective January 1, 2002. The adoption of SFAS 141 and SFAS 144 did not affect our financial position or results of operations.  We completed step one of the goodwill impairment test as required by SFAS 142 by comparing the fair value of our single reporting unit (i.e. Aetrium) as of January 1, 2002 with the net carrying value of our assets, including goodwill.  The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium. Since the carrying value of our net assets exceeded their fair value, management concluded that there was a potential impairment.  As required by SFAS 142 because there was an indication of a potential impairment, we completed step two of the impairment test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of the reporting unit (i.e. Aetrium) in order to determine the implied fair value of goodwill.  Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $6.5 million. In accordance with SFAS 142, this impairment was recorded in our statement of operations as a change in accounting principle in the quarter ended March 31, 2002.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows (in thousands):

Goodwill balance at December 31, 2001	$7,140

Intangible assets reclassified to goodwill at January 1, 2002	739
Transition impairment loss	(6,486)

Goodwill balance at March 31, 2002	$1,393

Other intangible assets are comprised of the following (in thousands):

	March 31, 2002			December 31, 2001
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Developed technology	$2,600	$(1,531)	$1,069	$2,600	$(1,442)	$1,158
Core technology	3,167	(1,658)	1,509	3,167	(1,556)	1,611
Intangible assets reclassified to goodwill	0	0	0	1,223	(484)	739
Other	99	(40)	59	99	(37)	62
Total	$5,866	$(3,229)	$2,637	$7,089	$(3,519)	$3,570

Amortization expense related to intangible assets amounted to $0.2 million in the quarter ended March 31, 2002.  Estimated amortization expense for the balance of 2002 and the five succeeding years is as follows (in thousands):

2002 (nine months)	$580
2003	774
2004	761
2005	426
2006	92
2007	$4

If SFAS 142 had been in effect in fiscal 2001, results of operations for the quarter ended March 31, 2001 would have been as follows (in thousands, except per share amounts):

Net loss:
Reported net loss	$(2,278)
Add back: goodwill amortization	205
Adjusted net loss	$(2,073)

Net loss per basic and diluted share:
Reported net loss	$(0.24)
Add back: goodwill amortization	.02
Adjusted net loss	$(0.22)

4.	COMPREHENSIVE INCOME (LOSS)

Aetrium’s comprehensive loss is equal to its net loss for all periods presented.

5.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,
	2002	2001
	(in thousands)

Purchased parts and completed subassemblies	$3,831	$4,095
Work-in-process	2,573	2,480
Finished goods, including demonstration equipment and equipment shipped to customers, subject to installation and/or customer acceptance	2,055	2,381
Total	$8,459	$8,956

6.          OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	March 31,	December 31,
	2002	2001
	(in thousands)

Accrued commissions	$136	$189
Accrued warranty	465	455
Customer deposits and deferred revenue	1,057	1,527
Accrued restructuring costs	765	1,108
Other	427	422
Total	$2,850	$3,701

7.	UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES

Aetrium has been significantly impacted by the downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001 and into the first quarter of 2002.  During 2001, we recorded unusual charges in connection with a number of restructuring actions implemented to improve operating efficiencies and reduce costs.  We completed the transfer of our operations in Poway, California to North St. Paul, Minnesota.  We restructured our operations in Minnesota, including the consolidation of operations from two buildings into one. We significantly reduced our personnel expenses by implementing workforce reductions in March, April, June and December of 2001.

In the quarter ended March 31, 2001, we recorded unusual charges as follows (in thousands):

Restructuring charges:
Severance and related costs	$246
Facility exit costs — accrual increase	100
Total restructuring charges	346

Relocation expenses	203
Total	$549

We recorded restructuring charges totaling $0.3 million, including $0.2 million for severance and related costs associated with the termination of 31 employees in manufacturing, sales, engineering, and administration. In addition, we recorded a facility exit charge of $0.1 million to increase our accrual related to a leased facility in Grand Prairie, Texas that we had vacated in early 2000.  The accrual increase was required to cover estimated non-cancelable lease payments and other costs we expected to incur until a new tenant was located.

In March 2001, we completed the closure of our Poway, California operation.  Relocation expenses of $0.2 million incurred during the quarter consisted primarily of final costs related to the transfer of product development activities from Poway to our North St. Paul, Minnesota operation.

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the three months ended March 31, 2002 (in thousands):

	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 2001	$404	$704	$1,108

Cash Payments	(225)	(118)	(343)

Accrual Balance, March 31, 2002	$179	$586	$765

We estimate that the accrued severance and facility exit costs at March 31, 2002 will be paid or utilized as follows:  $0.2 million by June 30, 2002; an additional $0.3 million by December 31, 2002; approximately $25,000 per quarter thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  We believe the critical accounting policies that have the greatest impact on and require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to revenue recognition, bad debts, inventories, intangible assets, warranty obligations, and income tax accounting.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As explained in Note 3 to our consolidated financial statements, we recorded a transitionary goodwill impairment charge of $6.5 million upon adoption of SFAS 142.  This charge was recorded as a change in accounting principle in the quarter ended March 31, 2002.  In accordance with SFAS 142, we review goodwill for impairment at least annually and more frequently in certain circumstances.  SFAS 142 prescribes a two-step process to test goodwill for impairment.  We perform step one by comparing the fair value of Aetrium with the net carrying value of our assets, including goodwill.  If the fair value is less than the carrying value, potential impairment is indicated and we would complete step two to measure the amount of any impairment loss.  Step two involves determining the implied fair value of goodwill by comparing the fair value of Aetrium with the net fair value of our individual assets and liabilities.  If the carrying amount of our goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess.  In accordance with SFAS 144, we review our non-goodwill intangibles and other long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.  If the fair value of Aetrium declines in the future or if changes in business conditions or other factors adversely impact the recoverability of goodwill and/or other long-lived assets, we may incur additional charges for impairment losses.

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

Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At March 31, 2002, we maintained a valuation allowance to fully reserve against our deferred tax assets. If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit.

Results of Operations

Net Sales.  Net sales for the three months ended March 31, 2002 were $3.1 million, a 61% decrease from the same period in 2001.  Equipment sales decreased across all product lines as a result of the significant downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001 and into the first quarter of 2002.

Gross Profit. Gross profit was 54.7% of net sales for the three months ended March 31, 2002 compared with 52.2% of net sales for the comparable period in 2001. Our gross margin improved in 2002 primarily due to lower costs resulting from restructuring activities during the past year, lower provisions for excess and obsolete inventories, and a slightly favorable product mix.

Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended March 31, 2002 were $1.9 million compared to $4.0 million for the same period in 2001, a 54% decrease. Commissions expense decreased in 2002 due to significantly lower sales volume. In addition, selling, general and administrative expenses in 2002 were significantly lower due to restructuring activities implemented during 2001, including workforce reductions, the closing of our Poway, California facility, the consolidation of our North St. Paul, Minnesota operations into a single facility, and the reorganization of our North St. Paul, Minnesota operations.

Research and Development.  Research and development expenses were $0.5 million for the three months ended March 31, 2002 compared with $2.0 million for the comparable period in 2001, a 73% decrease. The decrease in 2002 is primarily attributable to a reduction in engineering personnel, including workforce reductions related to the closing of our Poway, California facility in the first quarter of 2001, as well as workforce reductions we made during 2001 at our Dallas, Texas and North St. Paul, Minnesota facilities.

Unusual Charges and Restructuring Activities.  During 2001, in response to a significant downturn in the semiconductor equipment industry that began in late 2000, we implemented a number of restructuring actions to improve operating efficiencies and reduce costs.  We completed the transfer of our operations in Poway, California to North St. Paul, Minnesota.  We restructured our operations in Minnesota, including the consolidation of operations from two buildings into one. We significantly reduced our personnel expenses by implementing workforce reductions in March, April, June and December of 2001. These restructuring activities resulted in unusual charges being recorded in the first, second and fourth quarters of 2001.

In the quarter ended March 31, 2001, we recorded unusual charges as follows (in thousands):

Restructuring charges:
Severance and related costs	$246
Facility exit costs — accrual increase	100
Total restructuring charges	346

Relocation expenses	203
Total	$549

We recorded restructuring charges totaling $0.3 million, including $0.2 million for severance and related costs associated with the termination of 31 employees in manufacturing, sales, engineering, and administration. In addition, we recorded a facility exit charge of $0.1 million to increase our accrual related to a leased facility in Grand Prairie, Texas that we had vacated in early 2000.  The accrual increase was required to cover estimated non-cancelable lease payments and other costs we expected to incur until a new tenant was located.

In March 2001, we completed the closure of our Poway, California operation.  Relocation expenses of $0.2 million incurred during the quarter consisted primarily of final costs related to the transfer of product development activities from Poway to our North St. Paul, Minnesota operation.

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the three months ended March 31, 2002 (in thousands):

	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 2001	$404	$704	$1,108

Cash Payments	(225)	(118)	(343)

Accrual Balance, March 31, 2002	$179	$586	$765

We estimate that the accrued severance and facility exit costs at March 31, 2002 will be paid or utilized as follows:  $0.2 million by June 30, 2002; an additional $0.3 million by December 31, 2002; approximately $25,000 per quarter thereafter.

Other Income, net.  Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $32,000 for the three months ended March 31, 2002 compared to $91,000 for the same period in 2001. The decrease is attributable to lower average cash balances and generally lower interest rates in 2002 compared with the prior year.

Income Taxes.  We maintain a valuation allowance against our deferred tax assets and will not record any income tax expense or benefit until the company is consistently profitable on a quarterly basis. Therefore, no income tax benefit has been recorded for the quarters ended March 31, 2002 and 2001.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.9 million in the three months ended March 31, 2002.  Cash used in operating activities included a net loss of $0.7 million (excluding a $6.5 million non-cash charge for a change in accounting principle) and a $1.0 million decrease in accrued liabilities, partially offset by decreases in accounts receivable of $0.2 million and inventories of $0.5 million.  Non-cash depreciation and amortization expense amounted to $0.3 million for the three months ended March 31, 2002.  Receivables decreased due to lower revenue levels compared with the fourth quarter of 2001.  Inventories continued to decline as in the previous two quarters as a result of inventory reduction initiatives implemented during fiscal 2001.  The decrease in accrued liabilities resulted primarily from payments of accrued severance costs and a decrease in customer deposits and deferred revenues.

We believe our cash and short-term investments of $6.3 million at March 31, 2002 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months.  Historically we have supported our capital expenditure and working capital needs with cash generated from operations, and in future periods we expect to continue to do the same. However, future semiconductor industry downturns could affect the demand for and price of our products, which could affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Future minimum annual lease payments under operating leases as of March 31, 2002 are as follows (in thousands):

2002 (nine months)	$730
2003	693
2004	437
2005	437
2006	55
Total minimum lease payments	$2,352

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under noncancellable subleases.

The above minimum lease payments do not include a facility lease that has been assigned to a third party and on which we remain contingently liable on a property located in Poway, California.  The lease expires in January 2010 and minimum remaining payments amount to $4.0 million as of March 31, 2002.

Business Risks and Uncertainties

A number of risks and uncertainties exist which could impact our future operating results. Aetrium operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished.  As a result of these business cycles, we have in the past, and will likely in the future, experience significant fluctuations in demand for the equipment we manufacture and sell. The semiconductor equipment industry has been in a prolonged downturn since late 2000.  In response to this downturn, we have implemented various expense reduction measures, including workforce reductions, facility shutdowns, and employee wage reductions.  Such actions could have long-term adverse effects on our business and competitiveness.  Although there are indications of the beginning of a recovery in the semiconductor industry, the outlook for the global economy and the future demand for semiconductors and semiconductor equipment are uncertain.  If general economic and/or semiconductor industry business conditions remain weak, we could experience an extended period of low revenue levels which could require additional expense reduction measures and which could also have a negative impact on the realizeability of certain assets, including inventories and long-lived intangible assets. We will continue to monitor business conditions and make additional adjustments to operations and/or asset values, if necessary.

Other risks and uncertainties include, but are not limited to competition, reliance on significant customers, our success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating or restructuring acquired or existing operations, and other factors, including those set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2001.

We undertake no obligation to update the above information, including the forward-looking statements, in this quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  We have no investments denominated in foreign currencies and therefore we are not subject to foreign exchange risk.  We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.  As of March 31, 2002, our portfolio consisted primarily of high quality taxable instruments, including corporate notes and bonds, money market funds, and bank repurchase agreements.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits None

(b) Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: May 10, 2002	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: May 10, 2002	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)