Form 10-Q
period 2002-06-30
AETRIUM INC
filed 2002-07-30
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 000-22166

AETRIUM INCORPORATED

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1439182 (I.R.S. Employer Identification No.)

2350 Helen Street, No. St. Paul, Minnesota (Address of principal executive offices)	55109 (Zip Code)

(651) 704-1800

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                           ☒                                                 No                             ☐

Number of shares of Common Stock, $.001 par value, outstanding as of July 22, 2002	9,477,044

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	June 30,	December 31,
	2002	2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,498	$7,181
Accounts receivable, net	1,584	1,505
Inventories	7,846	8,956
Other current assets	279	131
Total current assets	15,207	17,773

Property and equipment:
Furniture and fixtures	598	597
Equipment	3,127	3,091
	3,725	3,688
Less accumulated depreciation and amortization	(3,049)	(2,842)
Property and equipment, net	676	846

Goodwill, net	1,393	7,140
Other intangible assets, net	2,443	3,570
Other assets	57	57

Total assets	$19,776	$29,386

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2002	2001
	(Unaudited)
Current liabilities:
Trade accounts payable	$535	$676
Accrued compensation	457	493
Other accrued liabilities	1,994	3,701
Total current liabilities	2,986	4,870

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,477,044 and 9,474,566 shares issued and outstanding, respectively	10	10
Additional paid-in capital	60,250	60,246
Accumulated deficit	(43,470)	(35,740)
Total shareholders’ equity	16,790	24,516

Total liabilities and shareholders’ equity	$19,776	$29,386

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	$3,177	$4,344	$6,294	$12,374
Cost of goods sold	1,433	2,358	2,844	6,193
Gross profit	1,744	1,986	3,450	6,181

Operating expenses:
Selling, general, and administrative	1,768	2,767	3,620	6,776
Research and development	583	1,286	1,130	3,292
Unusual charges	0	976	0	1,525
Total operating expenses	2,351	5,029	4,750	11,593

Loss from operations	(607)	(3,043)	(1,300)	(5,412)
Other income, net	24	71	56	162
Loss before cumulative effect of a change in accounting principle	(583)	(2,972)	(1,244)	(5,250)
Cumulative effect of a change in accounting principle — see Note 3	0	0	(6,486)	0

Net loss	$(583)	$(2,972)	$(7,730)	$(5,250)

Loss per common share (basic and diluted):

Loss before cumulative effect of a change in accounting principle	$(.06)	$(.31)	$(.13)	$(.55)
Cumulative effect of a change in accounting principle — see Note 3	0	0	(.69)	0

Net loss	$(.06)	$(.31)	$(.82)	$(.55)

Weighted average common shares outstanding (basic and diluted)	9,477	9,475	9,476	9,475

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,730)	$(5,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594	1,128
Provision for excess and obsolete inventories	40	791
Unusual charges	0	1,265
Cumulative effect of a change in accounting principle	6,486	0
Changes in assets and liabilities:
Accounts receivable	(79)	6,905
Inventories	1,070	(1,938)
Other current assets	(148)	(206)
Other assets	0	23
Trade accounts payable	(141)	(3,036)
Accrued compensation	(36)	(602)
Other accrued liabilities	(1,707)	(550)
Net cash used in operating activities	(1,651)	(1,470)

Cash flows from investing activities:
Purchase of property and equipment	(36)	(57)
Proceeds from sale of equipment	0	52
Net cash used in investing activities	(36)	(5)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4	0
Net cash provided by financing activities	4	0

Net decrease in cash and cash equivalents	(1,683)	(1,475)

Cash and cash equivalents at beginning of period	7,181	9,132

Cash and cash equivalents at end of period	$5,498	$7,657

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                          BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments except for the change in accounting principle described in Note 3) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

2.                          NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive shares outstanding during each period. Potentially dilutive shares include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in the three and six-month periods ended June 30, 2002 and 2001 because they are antidilutive.  As of June 30, 2002 there were 1,540,445 outstanding stock options which could potentially impact diluted earnings per share.

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

Aetrium adopted SFAS 141, SFAS 142, AND SFAS 144 effective January 1, 2002. The adoption of SFAS 141 and SFAS 144 did not affect our financial position or results of operations.  We completed step one of the goodwill impairment test required by SFAS 142 by comparing the fair value of our single reporting unit (i.e. Aetrium) as of January 1, 2002 with the net carrying value of our assets, including goodwill.  The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium. Since the carrying value of our net assets exceeded their fair value, management concluded that there was a potential impairment.  As required by SFAS 142 because there was an indication of a potential impairment, we completed step two of the impairment test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of the reporting unit (i.e. Aetrium) in order to determine the implied fair value of goodwill.  Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $6.5 million. In accordance with SFAS 142, this impairment was recorded in our statement of operations as a change in accounting principle effective January 1, 2002.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Goodwill balance at December 31, 2001	$7,140

Intangible assets reclassified to goodwill at January 1, 2002	739
Transition impairment loss — recorded in quarter ended March 31, 2002	(6,486)

Goodwill balance at June 30, 2002	$1,393

Other intangible assets are comprised of the following (in thousands):

	June 30, 2002			December 31, 2001
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Developed technology	$2,600	$(1,620)	$980	$2,600	$(1,442)	$1,158
Core technology	3,167	(1,759)	1,408	3,167	(1,556)	1,611
Intangible assets reclassified to goodwill	0	0	0	1,223	(484)	739
Other	99	(44)	55	99	(37)	62
Total	$5,866	$(3,423)	$2,443	$7,089	$(3,519)	$3,570

Amortization expense related to intangible assets amounted to $0.4 million for the six months ended June 30, 2002.  Estimated amortization expense for the balance of 2002 and the five succeeding years is as follows (in thousands):

2002 (six months)	$387
2003	774
2004	761
2005	426
2006	92
2007	3

If SFAS 142 had been in effect in fiscal 2001, results of operations for the three and six months ended June 30, 2001 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss:
Reported net loss	$(2,972)	$(5,250)
Add back: goodwill amortization	206	411
Adjusted net loss	$(2,766)	$(4,839)

Net loss per basic and diluted share:
Reported net loss	$(0.31)	$(0.55)
Add back: goodwill amortization	.02	.04
Adjusted net loss	$(0.29)	$(0.51)

4.                          COMPREHENSIVE INCOME (LOSS)

Aetrium’s comprehensive loss is equal to its net loss for all periods presented.

5.                          INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,
	2002	2001
	(in thousands)
Purchased parts and completed subassemblies	$3,587	$4,095
Work-in-process	2,639	2,480
Finished goods, including demonstration equipment	1,049	1,455
Equipment shipped subject to revenue deferral	571	926
Total	$7,846	$8,956

6.                          OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	June 30,	December 31,
	2002	2001
	(in thousands)
Accrued commissions	$155	$189
Accrued warranty	441	455
Customer deposits and deferred revenue	462	1,527
Accrued restructuring costs	578	1,108
Other	358	422
Total	$1,994	$3,701

7.                          UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES

Aetrium has been significantly impacted by the downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001 and into the first half of 2002.  During 2001, we recorded unusual charges in connection with a number of restructuring actions implemented to improve operating efficiencies and reduce costs.  We completed the transfer of our operations in Poway, California to North St. Paul, Minnesota.  We restructured our operations in Minnesota, including the consolidation of operations from two buildings into one. We significantly reduced our personnel expenses by implementing workforce reductions in March, April, June and December of 2001. These restructuring activities resulted in unusual charges being recorded in the first, second and fourth quarters of 2001.

In the quarter ended June 30, 2001, we recorded unusual charges as follows (in thousands):

Restructuring charges:
Severance and related costs	$317
Facility exit costs	387
Total restructuring charges	704

Write-down of equipment and leaseholds	215
Moving expenses and other transition costs	57
Total	$976

In the quarter ended June 30, 2001, we terminated 43 employees in manufacturing, sales, engineering, and administration.  We recorded severance and related costs of $0.3 million related to the terminations.

In May 2001, we consolidated our No. St. Paul, Minnesota operations from two buildings into one.  Our 30,000 square foot building, which is under lease through February 2006, was vacated prior to June 30, 2001.  We recorded a facility exit charge of $0.4 million for estimated non-cancelable lease payments and other costs we expected to incur during the estimated time needed to locate a subtenant. Also, in connection with vacating this facility, we recorded a charge of $0.2 million related to abandoned leaseholds and losses on the sale of certain equipment during the quarter.

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

In May 2002, we negotiated the termination of the lease on the facility in Grand Prairie, Texas.  The termination agreement provided for cash payments of $39,000 upon execution of the agreement and $30,000 on each of August 1, 2002 and October 1, 2002.

Following is a summary of continuing lease obligations related to facilities that we have vacated as of June 30, 2002:

•         A lease on the 30,000 square foot facility in North St. Paul that we vacated in June 2001 expires in February 2006, with an annual rent of approximately $198,000. Approximately half of this space is subleased to third parties, and we are actively seeking to sublease the remaining unused space.

•         A lease on a 10,000 square foot facility located in Poway, California that we vacated in March 2001 expires in September 2003, with an annual rent of approximately $113,000.  This facility has been subleased to a third party for the remainder of the lease term, but we remain liable under the lease on a contingent basis.

•         A lease on a 45,000 square foot facility in Poway, California that we vacated in 2000 was assigned to a third party and we are contingently liable for the lease if the assignee defaults.  This lease expires in January 2010, and has an annual rent of approximately $429,000.

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the six months ended June 30, 2002 (in thousands):

	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 2001	$404	$704	$1,108

Cash Payments	(225)	(118)	(343)

Accrual Balance, March 31, 2002	179	586	765

Cash Payments	(83)	(104)	(187)

Accrual Balance, June 30, 2002	$96	$482	$578

We estimate that the accrued severance and facility exit costs at June 30, 2002 will be paid or utilized as follows: approximately $100,000 per quarter through December 31, 2002; approximately $25,000 per quarter thereafter.

AETRIUM INCORPORATED

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

Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At June 30, 2002, we maintained a valuation allowance to fully reserve against our deferred tax assets.   If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit.

Results of Operations

Net Sales.  Net sales for the six months ended June 30, 2002 were $6.3 million, a 49% decrease from the same period in 2001.  Net sales for the quarter ended June 30, 2002 were $3.2 million, compared with $4.3 million for the same period in 2001. Equipment sales in 2002 decreased across all product lines as a result of the significant downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001 and into the first half of 2002.

Gross Profit. Gross profit was 54.8% of net sales for the six months ended June 30, 2002 compared with 50.0% of net sales for the comparable period in 2001. Gross profit was 54.9% of net sales for the quarter ended June 30, 2002 compared with 45.7% of net sales for the comparable period in 2001. Our gross margin improved in 2002 primarily due to lower costs resulting from restructuring activities during the past year, lower provisions for excess and obsolete inventories, and a slightly favorable product mix.

Selling, General and Administrative.  Selling, general and administrative expenses for the six months ended June 30, 2002 were $3.6 million compared to $6.8 million for the same period in 2001, a 47% decrease. Selling, general and administrative expenses for the quarter ended June 30, 2002 were $1.8 million compared with $2.8 million for the comparable period in 2001, a 36% decrease. Commissions expense decreased in 2002 due to significantly lower sales volume and savings realized from the termination of our U.S. independent sales representatives in early 2002. Goodwill amortization expense amounted to $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2001, respectively. This compares with no goodwill amortization expense in 2002 due to the implementation of SFAS No. 142 as explained in Note 3 to the consolidated financial statements.  In addition, selling, general and administrative expenses in 2002 were significantly lower due to restructuring activities implemented during 2001, including workforce reductions, the closing of our Poway, California facility, the consolidation of our North St. Paul, Minnesota operations into a single facility, and the reorganization of our North St. Paul, Minnesota operations.

Research and Development.  Research and development expenses were $1.1 million for the six months ended June 30, 2002 compared with $3.3 million for the comparable period in 2001, a 66% decrease. Research and development expenses amounted to $0.6 million for the quarter ended June 30, 2002 compared to $1.3 million for the comparable period in 2001.  The decrease in 2002 is primarily attributable to a reduction in engineering personnel, including workforce reductions related to the closing of our Poway, California facility in the first quarter of 2001, as well as workforce reductions we implemented during 2001 at our Dallas, Texas and North St. Paul, Minnesota facilities.

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

In the quarter ended June 30, 2001, we recorded unusual charges as follows (in thousands):

Restructuring charges:
Severance and related costs	$317
Facility exit costs	387
Total restructuring charges	704

Write-down of equipment and leaseholds	215
Moving expenses and other transition costs	57
Total	$976

In the quarter ended June 30, 2001, we terminated 43 employees in manufacturing, sales, engineering, and administration.  We recorded severance and related costs of $0.3 million related to the terminations.

In May 2001, we consolidated our No. St. Paul, Minnesota operations from two buildings into one.  Our 30,000 square foot building, which is under lease through February 2006, was vacated prior to June 30, 2001.  We recorded a facility exit charge of $0.4 million for estimated non-cancelable lease payments and other costs we expected to incur during the estimated time needed to locate a subtenant. Also, in connection with vacating this facility, we recorded a charge of $0.2 million related to abandoned leaseholds and losses on the sale of certain equipment during the quarter.

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

In May 2002, we negotiated the termination of the lease on the facility in Grand Prairie, Texas.  The termination agreement provided for cash payments of $39,000 upon execution of the agreement and $30,000 on each of August 1, 2002 and October 1, 2002.

Following is a summary of continuing lease obligations related to facilities that we have vacated as of June 30, 2002:

•         A lease on the 30,000 square foot facility in North St. Paul that we vacated in June 2001 expires in February 2006, with an annual rent of approximately $198,000. Approximately half of this space is subleased to third parties, and we are actively seeking to sublease the remaining unused space.

•         A lease on a 10,000 square foot facility located in Poway, California that we vacated in March 2001 expires in September 2003, with an annual rent of approximately $113,000.  This facility has been subleased to a third party for the remainder of the lease term, but we remain liable under the lease on a contingent basis.

•         A lease on a 45,000 square foot facility in Poway, California that we vacated in 2000 was assigned to a third party and we are contingently liable for the lease if the assignee defaults.  This lease expires in January 2010, and has an annual rent of approximately $429,000.

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the six months ended June 30, 2002 (in thousands):

	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 2001	$404	$704	$1,108

Cash Payments	(225)	(118)	(343)

Accrual Balance, March 31, 2002	179	586	765

Cash Payments	(83)	(104)	(187)

Accrual Balance, June 30, 2002	$96	$482	$578

We estimate that the accrued severance and facility exit costs at June 30, 2002 will be paid or utilized as follows: approximately $100,000 per quarter through December 31, 2002; approximately $25,000 per quarter thereafter.

Other Income, net.  Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $56,000 for the six months ended June 30, 2002 compared to $162,000 for the same period in 2001. Other income, net amounted to $24,000 for the quarter ended June 30, 2002 compared with $71,000 for the same period in 2001. The decrease is attributable to lower average cash balances and generally lower interest rates in 2002 compared with the prior year.

Income Taxes.  We maintain a valuation allowance against our deferred tax assets and will not record any income tax expense or benefit until the company is consistently profitable on a quarterly basis. Therefore, no income tax benefit has been recorded for the three and six-month periods ended June 30, 2002 and 2001.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.7 million in the six months ended June 30, 2002.  Cash used in operating activities included a net loss of $1.2 million (excluding a $6.5 million non-cash charge for a change in accounting principle) and a $1.7 million decrease in accrued liabilities, partially offset by a decrease in inventories of $1.1 million.  Non-cash depreciation and amortization expense amounted to $0.6 million for the six months ended June 30, 2002. Inventories declined in both the first and second quarters of 2002 as they had in the previous six months as a result of inventory reduction initiatives implemented during fiscal 2001 and continued in 2002.  The decrease in accrued liabilities resulted primarily from payments of accrued severance and other restructuring costs and a decrease in customer deposits and deferred revenues.

We believe our cash and short-term investments of $5.5 million at June 30, 2002 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months.  Historically we have supported our capital expenditure and working capital needs with cash generated from operations, and in future periods we expect to continue to do the same. However, future semiconductor industry downturns could affect the demand for and price of our products, which could affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Future minimum annual lease payments under operating leases as of June 30, 2002 are as follows (in thousands):

2002 (six months)	$414
2003	620
2004	437
2005	437
2006	55
Total minimum lease payments	$1,963

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.5 million due in the future under noncancellable subleases.

The above minimum lease payments do not include a facility lease that has been assigned to a third party and on which we remain contingently liable on a property located in Poway, California.  The lease expires in January 2010 and minimum remaining payments amount to $3.9 million as of June 30, 2002.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  We have no investments denominated in foreign currencies and therefore we are not subject to foreign exchange risk.  We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.  As of June 30, 2002, our portfolio consisted primarily of high quality taxable instruments, including corporate notes and bonds, money market funds, and bank repurchase agreements.

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

None.

Item 2.             Changes in Securities

None.

Item 3.             Defaults on Senior Securities

None.

Item 4.           Submissions of Matters to a Vote of Security Holders

On May 21, 2002 the company held its Annual Shareholder Meeting at which shareholders elected the following individuals to serve as members of the Board of Directors:

	Votes for	Votes Withheld
Joseph C. Levesque	8,467,140	307,156
Darnell L. Boehm	8,583,010	191,286
Terrence W. Glarner	8,584,787	189,509
Andrew J. Greenshields	8,587,224	187,072
Douglas L. Hemer	8,466,232	308,064

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits

None

(b)         Reports on Form 8-K

None

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: July 24, 2002	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: July 24, 2002	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)