Form 10-Q
period 2002-09-30
AETRIUM INC
filed 2002-11-14
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒   No   ☐

Number of shares of Common Stock, $.001 par value, outstanding as of November 4, 2002	9,477,044

AETRIUM INCORPORATED

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	September 30, 2002	December 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,725	$7,181
Accounts receivable, net	2,574	1,505
Refundable income taxes	440	0
Inventories	7,641	8,956
Other current assets	218	131
Total current assets	15,598	17,773

Property and equipment:
Furniture and fixtures	598	597
Equipment	3,129	3,091
	3,727	3,688
Less accumulated depreciation and amortization	(3,153)	(2,842)
Property and equipment, net	574	846

Goodwill	1,393	7,140
Identifiable intangible assets, net	2,250	3,570
Other assets	41	57

Total assets	$19,856	$29,386

See accompanying notes to the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2002	December 31, 2001
	(Unaudited)
Current liabilities:
Trade accounts payable	$898	$676
Accrued compensation	345	493
Other accrued liabilities	2,038	3,701
Total current liabilities	3,281	4,870

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,477,044 and 9,474,566 shares issued and outstanding, respectively	10	10
Additional paid-in capital	60,250	60,246
Accumulated deficit	(43,685)	(35,740)
Total shareholders’ equity	16,575	24,516

Total liabilities and shareholders’ equity	$19,856	$29,386

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net sales	$3,219	$3,876	$9,513	$16,250
Cost of goods sold	1,492	2,106	4,336	8,299
Gross profit	1,727	1,770	5,177	7,951

Operating expenses:
Selling, general, and administrative	1,844	2,332	5,464	9,108
Research and development	557	774	1,687	4,066
Unusual charges	0	0	0	1,525
Total operating expenses	2,401	3,106	7,151	14,699

Loss from operations	(674)	(1,336)	(1,974)	(6,748)
Other income, net	19	49	75	211
Loss before income taxes and cumulative effect of a change in accounting principle	(655)	(1,287)	(1,899)	(6,537)
Income tax benefit	440	226	440	226
Loss before cumulative effect of a change in accounting principle	(215)	(1,061)	(1,459)	(6,311)
Cumulative effect of a change in accounting principle - see Note 4	0	0	(6,486)	0

Net loss	$(215)	$(1,061)	$(7,945)	$(6,311)

Loss per common share (basic and diluted):

Loss before cumulative effect of a change in accounting principle	$(.02)	$(.11)	$(.15)	$(.67)
Cumulative effect of a change in accounting principle - see Note 4	0	0	(.69)	0

Net loss	$(.02)	$(.11)	$(.84)	$(.67)

Weighted average common shares outstanding (basic and diluted)	9,477	9,475	9,476	9,475

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,945)	$(6,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	892	1,666
Provision for excess and obsolete inventories	100	956
Unusual charges	0	1,265
Cumulative effect of a change in accounting principle	6,486	0
Changes in assets and liabilities:
Accounts receivable	(1,069)	5,970
Refundable income taxes	(440)	346
Inventories	1,215	(910)
Other current assets	(87)	76
Other assets	16	30
Trade accounts payable	222	(3,255)
Accrued compensation	(148)	(946)
Other accrued liabilities	(1,663)	(1,286)
Net cash used in operating activities	(2,421)	(2,399)

Cash flows from investing activities:
Purchase of property and equipment	(39)	(66)
Proceeds from sale of equipment	0	52
Net cash used in investing activities	(39)	(14)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4	0
Net cash provided by financing activities	4	0

Net decrease in cash and cash equivalents	(2,456)	(2,413)

Cash and cash equivalents at beginning of period	7,181	9,132

Cash and cash equivalents at end of period	$4,725	$6,719

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments except for the change in accounting principle described in Note 4) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

2.             NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive shares outstanding during each period. Potentially dilutive shares include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in the three and nine-month periods ended September 30, 2002 and 2001 because they are antidilutive.  As of September 30, 2002 there were 1,551,800 outstanding stock options which could potentially impact diluted earnings per share.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

4.             GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.  SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to evaluate the carrying value of goodwill for potential impairment and, in transition, this step must be completed as of the beginning of the fiscal year in which SFAS 142 is adopted. If the first step indicates potential impairment, the second step of the process is to measure the amount of the impairment loss, if any.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Goodwill balance at December 31, 2001	$7,140

Intangible assets reclassified to goodwill at January 1, 2002	739
Transition impairment loss - recorded in quarter ended March 31, 2002	(6,486)

Goodwill balance at September 30, 2002	$1,393

Identifiable intangible assets are comprised of the following (in thousands):

	September 30, 2002			December 31, 2001
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Developed technology	$2,600	$(1,710)	$890	$2,600	$(1,442)	$1,158
Core technology	3,167	(1,861)	1,306	3,167	(1,556)	1,611
Intangible assets reclassified to goodwill	0	0	0	1,223	(484)	739
Other	99	(45)	54	99	(37)	62
Total	$5,866	$(3,616)	$2,250	$7,089	$(3,519)	$3,570

Amortization expense related to intangible assets amounted to $0.6 million for the nine months ended September 30, 2002.  Estimated amortization expense for the balance of 2002 and the five succeeding years is as follows (in thousands):

2002 (three months)	$194
2003	774
2004	761
2005	426
2006	92
2007	3

If SFAS 142 had been in effect in fiscal 2001, results of operations for the three and nine months ended September 30, 2001 would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2001	Nine months Ended September 30, 2001
Net loss:
Reported net loss	$(1,061)	$(6,311)
Add back: goodwill amortization	206	617
Adjusted net loss	$(855)	$(5,694)

Net loss per basic and diluted share:
Reported net loss	$(0.11)	$(0.67)
Add back: goodwill amortization	.02	.07
Adjusted net loss	$(0.09)	$(0.60)

5.             COMPREHENSIVE INCOME (LOSS)

Aetrium’s comprehensive loss is equal to its net loss for all periods presented.

6.             INVENTORIES

Inventories are comprised of the following:

	September 30, 2002	December 31, 2001
	(in thousands)

Purchased parts and completed subassemblies	$3,148	$4,095
Work-in-process	2,703	2,480
Finished goods, including demonstration equipment	829	1,455
Equipment shipped subject to revenue deferral	961	926
Total	$7,641	$8,956

7.             OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	September 30, 2002	December 31, 2001
	(in thousands)

Accrued commissions	$106	$189
Accrued warranty	424	455
Customer deposits and deferred revenue	617	1,527
Accrued restructuring costs	452	1,108
Other	439	422
Total	$2,038	$3,701

8.             UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES

Aetrium has been significantly impacted by the downturn in the semiconductor equipment industry that began in late 2000, continued through 2001 and into 2002.  During 2001, we recorded unusual charges in connection with a number of restructuring actions implemented to improve operating efficiencies and reduce costs.  We completed the transfer of our operations in Poway, California to North St. Paul, Minnesota.  We restructured our operations in Minnesota, including the consolidation of operations from two buildings into one. We significantly reduced our personnel expenses by implementing workforce reductions in March, April, June and December of 2001. These restructuring activities resulted in unusual charges being recorded in the first, second and fourth quarters of 2001.

In the quarter ended March 31, 2001, we recorded unusual charges as follows (in thousands):

Restructuring charges:
Severance and related costs	$246
Facility exit costs - accrual increase	100
Total restructuring charges	346

Relocation expenses	203
Total	$549

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

Following is a summary of continuing lease obligations related to facilities that we have vacated as of September 30, 2002:

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

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the nine months ended September 30, 2002 (in thousands):

	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 2001	$404	$704	$1,108

Cash Payments	(225)	(118)	(343)

Accrual Balance, March 31, 2002	179	586	765

Cash Payments	(83)	(104)	(187)

Accrual Balance, June 30, 2002	96	482	578

Cash Payments	(55)	(71)	(126)

Accrual Balance, September 30, 2002	$41	$411	$452

We estimate that the accrued severance and facility exit costs at September 30, 2002 will be paid or utilized as follows: approximately $100,000 in the quarter ended December 31, 2002; approximately $25,000 per quarter thereafter.

AETRIUM INCORPORATED

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  We believe the critical accounting policies that have the greatest impact on and require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to revenue recognition, bad debts, inventories, goodwill, intangible assets, warranty obligations, and income tax accounting.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As explained in Note 4 to our consolidated financial statements, we recorded a transitionary goodwill impairment charge of $6.5 million upon adoption of SFAS 142.  This charge was recorded as a change in accounting principle in the quarter ended March 31, 2002.  In accordance with SFAS 142, we review goodwill for impairment at least annually and more frequently in certain circumstances.  SFAS 142 prescribes a two-step process to test goodwill for impairment.  We perform step one by comparing the fair value of Aetrium with the net carrying value of our assets, including goodwill. If the fair value is less than the carrying value, potential impairment is indicated and we would complete step two to measure the amount of any impairment loss.  Step two involves determining the implied fair value of goodwill by comparing the fair value of Aetrium with the net fair value of our individual assets and liabilities.  If the carrying amount of our goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess.  In accordance with SFAS 144, we review our non-goodwill intangibles and other long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The quoted market price of our stock is a significant factor in determining the fair value of Aetrium.  In the future, if it is determined that the fair value of Aetrium has declined or if changes in business conditions or other factors adversely impact the recoverability of goodwill and/or other long-lived assets, we may incur additional charges for impairment losses.

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

Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At September 30, 2002, we maintained a valuation allowance to fully reserve against our deferred tax assets.   If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit.

Results of Operations

Net Sales.  Net sales for the nine months ended September 30, 2002 were $9.5 million, a 42% decrease from the same period in 2001.  Net sales for the quarter ended September 30, 2002 were $3.2 million, compared with $3.9 million for the same period in 2001. Equipment sales in 2002 decreased across all product lines as a result of the prolonged downturn in the semiconductor equipment industry that began in late 2000, continued through 2001 and into 2002.

Gross Profit. Gross profit was 54.4% of net sales for the nine months ended September 30, 2002 compared with 48.9% of net sales for the comparable period in 2001. Gross profit was 53.7% of net sales for the quarter ended September 30, 2002 compared with 45.7% of net sales for the comparable period in 2001 and 54.9% for the quarter ended June 30, 2002. Gross margins improved in the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 primarily due to lower costs resulting from restructuring activities and lower provisions for excess and obsolete inventories. Gross margins decreased slightly in the quarter ended September 30, 2002 compared to the immediately preceding quarter primarily due to the mix of products sold.

Selling, General and Administrative.  Selling, general and administrative expenses for the nine months ended September 30, 2002 were $5.5 million compared to $9.1 million for the same period in 2001, a 40% decrease. Selling, general and administrative expenses for the quarter ended September 30, 2002 were $1.8 million compared with $2.3 million for the comparable period in 2001, a 22% decrease. Commissions expense decreased in 2002 due to significantly lower sales volume and savings realized from the termination of our U.S. independent sales representatives in early 2002. Goodwill amortization expense amounted to $0.2 million and $0.6 million for the three and nine-month periods ended September 30, 2001, respectively. This compares with no goodwill amortization expense in 2002 due to the implementation of SFAS No. 142 as explained in Note 4 to the consolidated financial statements.  In addition, selling, general and administrative expenses in 2002 were significantly lower due to restructuring activities implemented during 2001, including workforce reductions, the closing of our Poway, California facility, the consolidation of our North St. Paul, Minnesota operations into a single facility, and the reorganization of our North St. Paul, Minnesota operations.

Research and Development.  Research and development expenses were $1.7 million for the nine months ended September 30, 2002 compared with $4.1 million for the comparable period in 2001, a 59% decrease. Research and development expenses amounted to $0.6 million for the quarter ended September 30, 2002 compared to $0.8 million for the comparable period in 2001.  The decrease in 2002 is primarily attributable to a reduction in engineering personnel, including workforce reductions related to the closing of our Poway, California facility in the first quarter of 2001, as well as workforce reductions we implemented during 2001 at our Dallas, Texas and North St. Paul, Minnesota facilities.

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

In the quarter ended March 31, 2001, we recorded unusual charges as follows (in thousands):

Restructuring charges:
Severance and related costs	$246
Facility exit costs - accrual increase	100
Total restructuring charges	346

Relocation expenses	203
Total	$549

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

Following is a summary of continuing lease obligations related to facilities that we have vacated as of September 30, 2002:

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

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the nine months ended September 30, 2002 (in thousands):

	Severance and Benefits	Facility Exit Costs	Total
Accrual Balance, December 31, 2001	$404	$704	$1,108

Cash Payments	(225)	(118)	(343)

Accrual Balance, March 31, 2002	179	586	765

Cash Payments	(83)	(104)	(187)

Accrual Balance, June 30, 2002	96	482	578

Cash Payments	(55)	(71)	(126)

Accrual Balance, September 30, 2002	$41	$411	$452

We estimate that the accrued severance and facility exit costs at September 30, 2002 will be paid or utilized as follows: approximately $100,000 in the quarter ended December 31, 2002; approximately $25,000 per quarter thereafter.

Other Income, net.  Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $75,000 for the nine months ended September 30, 2002 compared to $211,000 for the same period in 2001. Other income, net amounted to $19,000 for the quarter ended September 30, 2002 compared with

$49,000 for the same period in 2001. The decrease is attributable to lower average cash balances and generally lower interest rates in 2002 compared with the prior year.

Income Taxes.  We maintain a valuation allowance against our deferred tax assets and do not intend to record any income tax expense or benefit until the company is consistently profitable on a quarterly basis. Therefore, we did not record an income tax benefit related to current operations for the three and nine-month periods ended September 30, 2002 and 2001. However, in the quarter ended September 30, 2002, we did record an income tax benefit of $0.4 million for a refund claim we filed which is related to taxes paid and expensed prior to 2002.  The refund claim resulted from Federal income tax law changes incorporated in the Job Creation and Worker Assistance Act enacted in 2002.  Also, in the quarter ended September 30, 2001, we recorded an income tax benefit of $0.2 million related directly to income taxes paid and expensed prior to 2001 that were refunded to the company during that quarter.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $2.5 million in the nine months ended September 30, 2002.  Cash used in operating activities included a net loss of $1.9 million (excluding a $6.5 million non-cash charge for a change in accounting principle), a $1.1 million increase in accounts receivable and a $1.8 million decrease in accrued liabilities, partially offset by a decrease in inventories of $1.2 million.  Non-cash depreciation and amortization expense amounted to $0.9 million for the nine months ended September 30, 2002. Accounts receivable increased in part because approximately $0.5 million in collections that we anticipated receiving prior to September 30, 2002 was received shortly after the end of the quarter. Inventories have declined in each quarter since June 30, 2001 as a result of inventory reduction initiatives implemented in 2001 and continued in 2002.  The decrease in accrued liabilities resulted primarily from payments of accrued severance and other restructuring costs and a decrease in customer deposits and deferred revenues.

We believe our cash and short-term investments of $4.7 million at September 30, 2002 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months.  Historically we have supported our capital expenditure and working capital needs with cash generated from operations, and in future periods we expect to continue to do the same. However, a continuation of the current semiconductor industry downturn and/or future industry cycles could affect the demand for and price of our products, which could affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Future minimum annual lease payments under operating leases as of September 30, 2002 are as follows (in thousands):

2002 (three months)	$207
2003	620
2004	437
2005	437
2006	55
Total minimum lease payments	$1,756

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under noncancellable subleases.

The above minimum lease payments do not include a facility lease that has been assigned to a third party and on which we remain contingently liable on a property located in Poway, California.  The lease expires in January 2010 and minimum remaining payments amount to $3.8 million as of September 30, 2002.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We place our investments with high credit quality issuers and limit the amount of credit exposure to any one issuer.  We have no investments denominated in foreign currencies and therefore we are not subject to foreign exchange risk.  We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.  As of September 30, 2002, our portfolio consisted primarily of high quality taxable instruments, including corporate notes and bonds, money market funds, and bank repurchase agreements.

Item 4.    Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of September 30, 2002. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002.

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
	99.1	Certifications pursuant to 18 U.S.C. Section 1350 under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
None

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: November 11, 2002	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: November 11, 2002	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer
(principal financial and accounting officer)

CERTIFICATIONS

Certification by Chief Executive Officer

I, Joseph C. Levesque, Chairman of the Board, President and Chief Executive Officer of Aetrium Incorporated, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Aetrium Incorporated.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President and Chief Executive Officer

Certification by Chief Administrative Officer

I, Douglas L. Hemer, Chief Administrative Officer of Aetrium Incorporated, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Aetrium Incorporated.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Douglas L. Hemer
Douglas L. Hemer
Chief Administrative Officer

Certification by Treasurer

I, Paul H. Askegaard, Treasurer of Aetrium Incorporated, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Aetrium Incorporated.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

The written statements of our Chief Executive Officer, Chief Administrative Officer and Treasurer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.