Form 10-K
period 2002-12-31
AETRIUM INC
filed 2003-03-28
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [   ] NO [X]

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 28, 2002, which is the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq Stock Market was $11,460,000.

     As of March 21, 2003, 9,477,044 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held May 21, 2003 (the “2003 Proxy Statement”).

AETRIUM INCORPORATED

Form 10-K

For the fiscal year ended December 31, 2002

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

Overview

     We design, manufacture and market a variety of electromechanical equipment used in the handling and testing of semiconductor and passive electronic devices, such as integrated circuits, or ICs, and discrete electronic components. Our primary focus is on high volume IC and discrete electronic component device types and on the latest device package designs. Our products are purchased primarily by semiconductor manufacturers and their assembly and test subcontractors. Our products are used in the test, assembly and packaging, or TAP, segment of semiconductor manufacturing (in which we include the manufacture of both semiconductor and passive electronic devices). Our products automate critical functions to improve manufacturing yield, raise quality levels, increase product reliability and reduce manufacturing costs.

     We have three principal product lines:

•	Test Handler Products. In terms of revenue, this is our largest product line. Our broad line of test handler products incorporates thermal conditioning, contacting and automated handling technologies to provide automated handling of ICs and discrete electronic components during production test cycles. We also offer change kits to adapt our test handlers to different device package configurations or to upgrade installed equipment for enhanced performance, which represent a significant part of our revenue.

•	Semiconductor Automation Products. Some of our semiconductor automation products are sold to original equipment manufacturers, or OEMs, to be incorporated as the automated handling components of such OEMs’ own proprietary equipment for a variety of other IC processing requirements, such as marking, lead scanning, and lead trim and form. The rest of our semiconductor automation products are sold to semiconductor manufacturers and their subcontractors, and are used to automate the loading and unloading of burn-in boards and the transfer of ICs and discrete electronic components from one transport medium to another.

•	Reliability Test Equipment. The primary focus of our reliability test products is to provide IC manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

     See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about the percentage of revenue that we derive from each of our principal product lines.

     2002 was another year of tremendous challenge for us, as the semiconductor industry suffered through the second year of its worst downturn in 25 years. This downturn resulted in a decrease in sales in the TAP segment of the semiconductor equipment industry of over 70% from 2000 to 2002. We addressed this challenge through several restructuring and reorganizing actions that saved us over $16 million in operating expenses in 2002 over 2000 levels, reduced our workforce from 225 employees at the end of 2000 to 94 employees at the end of 2002, and maintained our working capital at levels that should support us during the remainder of this downturn. At the same time, we continued our product development efforts focused on the newest and fastest growing IC package types and the latest semiconductor processes. We believe that our cost structure and product offerings position us to take full advantage of the next industry upturn.

     As a result of the restructuring activities completed in 2000 and early 2001, we now have two operating locations where all product development and manufacturing activities are conducted, North St. Paul, Minnesota and Dallas, Texas. We manufacture products within each of our principal product lines at both of these facilities.

Background

     Our strategy has focused on revenue growth through product line expansion, by both internally developing and acquiring complementary technologies, businesses, or product lines.

     In 1998, we acquired the equipment business of WEB Technology, Inc., based in Dallas, Texas. The primary products we acquired were semiconductor automation products used to automate the loading and unloading of burn-in boards. This equipment can be configured to accommodate any burn-in board currently being manufactured. We manufacture this equipment at our Dallas operations.

     In 1997, we completed two acquisitions that expanded our test handler product lines. In November 1997, we acquired a product line of pick-and-place test handlers from Advantek Inc. This acquisition extended our product line of pick-and-place test handlers for non-memory analog and logic IC devices. We manufacture the product line acquired from Advantek at our North St. Paul operations.

     In April 1997, we acquired a line of turret based test handler products through our purchase of the assets of Forward Systems Automation, Inc. This line of test handlers addresses discrete electronic components and small ICs, including the fastest growing and newest IC package types. We manufacture this product line at our Dallas operations.

     In December 1995, we acquired the assets of E.J. Systems, Inc. Through this acquisition, we obtained some early stage conductive thermal core technology that we have further developed and transferred to our North St. Paul operations.

     In November 1994, we acquired the assets of Sym-Tek Systems, Inc., which expanded our presence in the memory IC market, and also extended our line of gravity feed test handlers for non-memory IC test handler applications. We have since discontinued the products for non-memory applications. In the fourth quarter of 2000, we also decided to exit the highly volatile handler market for memory applications. However, through this acquisition we obtained core pick-and-place and in-tray handling technologies, which we further developed and transferred to our North St. Paul operations.

     In December 1993, we originated our reliability test systems product line through the purchase of the assets of Sienna Technologies, Inc. Since the acquisition, we have developed and introduced a new generation product line that has been well received by a growing customer base. Our reliability test products are primarily manufactured at our North St. Paul operations.

     In April 1988, we acquired the core products of our 5050 series of gravity feed test handlers through our acquisition of Electro-Mechanical Systems, Inc. Since then, we have expanded this series of products through internal development to include a full range of thermal conditioning capabilities, contactors and change kits for a wide range of IC package types. We sell these products into the largest and fastest growing IC market segments. We manufacture our gravity feed test handlers at our North St. Paul operations.

     We were incorporated in Minnesota in December 1982. Our executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109, and our telephone number is (651) 770-2000. Our web site address is www.aetrium.com. We make available through our website this Annual Report on Form 10-K, quarterly reports that we file on Form 10-Q, current reports that we file on Form 8-K, and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our website is not intended to be a part of this Annual Report on Form 10-K.

Financial Information About Segments

     Since our inception, we have operated in the single industry segment of supplying electromechanical equipment to the semiconductor industry. Our financial results are set forth in Item 6 of this Annual Report on Form 10-K.

Test Handler Products

     Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs and discrete electronic components automatically during the final test stage of the manufacturing process. The devices are loaded into the handler from bowls, tubes or trays and then typically transported to a temperature chamber within the test handler where they are thermally conditioned and controlled to the required testing temperature. The devices are then placed into a contactor, which provides an electrical connection between the device and the tester. After testing, the test handler sorts the devices according to test performance as provided by the tester. In some cases, additional process steps are completed by the test handler system. These include marking or inspection of the device packages, and automatic placement of the devices into a tube, tray or tape for shipment to the end user. Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of damage to the device package during the test handling cycle.

     ICs are multi-function semiconductor devices that may contain up to millions of individual transistors, and include microprocessors, microcontrollers, digital signal processors and memory devices. ICs come in a wide range of sizes and package types, depending upon their application. Discrete electronic components are single function semiconductor devices, such as transistors and diodes, and passive electronic devices, such as resistors and capacitors. They are typically very small and are manufactured in several package types.

     In the testing of ICs and discrete electronic components, the device package type being tested often dictates the type of test handler used. Small outline packages, or SOPs, constituting the largest IC package segment, have leads, or electrical contacts, extending from two sides and are typically tested with gravity feed test handlers. Micro leadless packages, or MLPs and sometimes referred to as MLFTMs, SONs or QFNs, have electrical contact pads flush with the sides and bottoms of the ICs and are typically tested with gravity feed or turret based test handlers. MLPs constitute one of the fastest growing new IC package types.

     More complex ICs are sometimes packaged in the IC package families more easily damaged in handling, and these package families are typically tested with pick-and-place test handlers. More fragile IC package types include QFPs, BGAs, PGAs, some CSPs and the most fragile SOP packages. QFPs, or quad flat packs, have leads extending from all four sides. BGAs, or ball grid array packages, have bumped leads on the bottom of the package. PGAs, or pin grid arrays, have pin type leads extending from the bottom of the package. CSPs, or chip scale packages, are a category of some of the smallest IC packages, with package sizes being no more than 1.2 times the size of the IC die within.

     Discrete electronic component package types include small outline transistor packages, or SOTs, which are also sometimes used for the smallest ICs. Discrete electronic component package types are typically tested with turret based test handlers.

     Our primary focus continues to be on the newer generation of surface mount devices that represent the largest volumes, the newest IC device types, and the fastest growing markets in the industry. We believe we offer the broadest line of test handling products to the semiconductor industry, addressing the full spectrum of non-memory device types, device package types and media transport types. Our test handler products are complementary with minimal overlap of application, and we distribute and service them through a common organization for efficiency.

     Gravity Feed Test Handlers

     Traditionally, test handlers have used gravity to move ICs from tubes through the handler system and back into tubes. Typically, in gravity feed systems ICs are halted at necessary points in the handling process by colliding against other ICs or other stopping mechanisms, which can result in lead damage to more fragile IC packages. Accordingly, gravity feed handlers are best suited for more rugged IC packages, which include MLPs and most SOPs.

     Our gravity feed test handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. These handlers adapt to “plunge to board"-type contacting and third party contactors, as well as our internally developed proprietary contactors, providing cost-effective solutions to a wide range of customer test requirements. In “plunge to board"-type contacting, the IC is placed directly against the test head with no intermediary sockets or connections, which is particularly well suited for high performance ICs. Our gravity feed test handlers can heat or cool the ICs being tested to any test temperature from -55 degrees C to +155 degrees C. They use mechanical refrigeration to cool ICs, which is more economical than liquid nitrogen, commonly used as a refrigerant in competing handlers. Our principal gravity feed test handlers include:

•	55V6 Series. First introduced in 2002, our newly developed 55V6 Series of single and dual site gravity feed test handlers for analog and logic IC applications addresses a wide range of IC packages including SOPs and MLPs. The 55V6 Series is an advancement over our 5500 Series first introduced in 2000, and offers a smaller footprint, a vertical backplane that can accommodate any size of test head, and our high speed test site actuator with an effective throughput rate of up to 12,000 devices per hour per test site.

•	5050 Series. Our 5050 Series of gravity feed test handlers for analog and logic IC applications addresses a wide range of SOP package types. In addition to single test site capability, we offer dual test site and quad test site capability within our 5050 Series of handlers to increase productivity and reduce testing costs in certain applications.

     Turret Based Test Handlers

     Turret based test handlers have a series of pickup heads that rotate around a fixed axis and move devices from station to station. They are typically configured for bowl feed input and tape and reel output, although they can be configured for tube or tray input and tube or tray output. One or more stations on turret based handlers are used for testing ICs and discrete electronic components. Stations on turret based handlers can also be used for additional process steps such as marking and inspection. Turret based handlers are well suited for discrete electronic components and smaller ICs that are difficult to handle in gravity handlers because of their size and small mass, and are well suited for MLPs because they can be handled in bulk. Turret based handlers are typically more costly than gravity feed handlers, but typically offer higher throughput rates than gravity feed handlers.

     Our turret based test handlers are designed for high volume testing of discrete electronic component packages and ICs in MLP, CSP and SOT packages. These test handlers can integrate several functions, including test, laser marking, mark inspection, lead inspection, and tape and reel output. They can be configured for a variety of options for contacting, including “plunge to board"-type contacting. These test handlers are typically configured for bowl feed input and tape and reel output. Our principal turret based handlers include:

•	Model 5800. We introduced the Model 5800 Small Component Integrated Test Handler in 2000. It has eight stations, and can be configured for up to four test sites. It operates at temperatures ranging from ambient to +150 degrees C, and can be configured for tube input and tube output. The Model 5800 can achieve throughputs of up to 16,000 devices per hour.

•	Model 8832. We introduced the Model 8832 Small Component Integrated Test Handler in 2000. It has 32 stations, which provide a high degree of flexibility in integrating additional device process functions into the handler. It can be configured for up to eight test sites and, optionally, for tube or tray input and tube or tray output. The Model 8832 is capable of throughputs of up to 24,000 devices per hour.

•	Model 8816. We introduced the Model 8816 Small Component Integrated Test Handler in 2002. It is based on the Model 8832, has sixteen stations, and provides for a “direct dock” tester interface, where the test head is docked directly against the test handler to minimize the distance between the test head electronics and the device under test. Direct dock tester interface is necessary where electrical interference during test must be minimized, such as for high performance mixed signal and analog telecommunications devices. The Model 8816 is capable of throughputs of up to 12,000 devices per hour.

     Pick-and-Place Test Handlers

     Pick-and-place test handlers move ICs by “picking” up each device and “placing” the device to the appropriate position, similar to a robot. The motions avoid jarring stops and potential resulting lead damage. Thus, they can handle a wide variety of packages, including the IC package families most easily damaged in handling.

     Our pick-and-place test handlers can be configured for a wide variety of analog and logic ICs in SOP, QFP, BGA, CSP and PGA packages. Using a conventional thermal chamber technique, these handlers can heat or cool the devices being tested to any test temperature from -55 degrees C to +155 degrees C. These handlers feature the Soft-Touch Probe™ to safely and reliably handle the most fragile IC packages. Devices are transported with their leads up, virtually eliminating the possibility of lead damage. These handlers feature “plunge to board"-type contacting, and can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today. Our principal pick-and-place handlers include:

•	Model 3000. The Model 3000 test handler is a dual site pick-and-place test handler, which allows for significantly increased throughput for dual site applications, as compared to single site test handlers.

•	Model 1400. The Model 1400 is a single site pick-and-place test handler.

     Change Kits, Upgrades and Spare Parts

     We have an ongoing demand for IC and discrete electronic component package change kits for our installed test handler products, including test handlers no longer in our active product lines. We sell a variety of change kits to accommodate the growing variety of device packages used in the semiconductor industry. The demand for change kits is driven by the introduction of new device package types and increased production volumes experienced by our end customers. Also included in change kits are upgrade kits to enhance the performance of installed equipment. We sell spare parts with new orders as kits or separately as piece parts or in kit form as required.

Semiconductor Automation Products

     We have applied our core automation technologies to extend our product lines to other applications of automation of the handling of ICs and discrete electronic components.

     4800 Series Burn-in Board Loaders/Unloaders

     Our 4800 Series is a line of products used to automate the loading and unloading of burn-in boards. Burn-in boards vary in size and density, and are used to place individual ICs into a convection oven for an extensive reliability screening and stress testing procedure known as “burn-in.” Our burn-in board automation products take untested ICs out of trays or other media and place them into sockets on a burn-in board. After the burn-in test is complete, the 4800 Series system unloads and removes ICs that have completed the burn-in cycle from the burn-in board sockets and sorts the ICs according to the results of the test as provided by the burn-in system. The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees C, for periods typically ranging from 12 to 96 hours. Burn-in systems can process thousands of ICs simultaneously, utilizing multiple boards. Most leading-edge microprocessors, digital signal processors, and memory ICs undergo burn-in testing.

     Our 4800 Series comes in single pick-up head, dual-head, five-head and ten-head versions. The single and dual head models are best suited for large IC packages or for those applications requiring a quick conversion of the 4800 Series system to handle a different IC package. The five-head and ten-head systems are best suited to very high volume memory applications. All are available with a variety of input and output options, including tubes and trays. Package positioning stations ensure device alignment into sockets and output media. An optional stacked burn-in board elevator and trolley allows the system to process up to 32 burn-in boards without any operator intervention.

     Automation Modules Product Line for OEMs

     We market our Automation Modules product line to other semiconductor equipment manufacturers to provide automation for their semiconductor process equipment. We believe that the growing number and volume of fine pitch SOPs and other delicate device packages such as QFPs, BGAs and CSPs is driving a demand for automated equipment for all IC final manufacturing processes. Our Automation Modules have been incorporated into the equipment of other manufacturers to provide automation in trim and form, marking, mark curing, lead inspection, mark inspection, lead conditioning, media transfer and prom programming equipment to accommodate various device characteristics and media packaging.

     Our Automation Modules currently consist of a series of robotic electromechanical handling modules, each designed to perform a specific handling function. Together these modules perform nearly all of the handling functions necessary for the various IC manufacturing processes. Each handling module has a microprocessor that directs the handling module’s function and communicates with other modules through a proprietary software protocol that enables the transfer of ICs between modules in a logical and efficient manner.

     The Automation Modules can be readily assembled into systems configured to provide nearly any IC routing pattern required by an IC processing application, and can be readily integrated as a component of the processing equipment. This generic nature of the Automation Modules allows us to provide a versatile, cost effective automation solution to IC processing equipment OEMs that overcomes the handling automation challenges presented by more fragile IC package types. The Automation Modules can also be adapted to provide an automated linkage between IC manufacturing processes, thus offering the potential for seamless automated handling of ICs from trim and form to packaging for shipment.

     Model M5 Taping System

     We introduced our Model M5 Taping System in 2002 to address requirements for automated equipment to transfer smaller electronic devices from transport media such as bulk, tray or tube to tape and reel for shipment. The system is designed specifically to handle a wide variety of the new leadless MLP packages, others of the smallest geometry IC packages, and discrete electronic component package types. The system was developed from our turret based test handler technologies, and can be configured to include vision inspection processes.

Reliability Test Equipment

     The IC industry’s demand for higher performance devices through smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs, including an emerging shift to copper materials for the increasingly minute circuitry of devices. These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes. Our reliability test equipment product line enables IC manufacturers to force and measure precise levels of voltage and current through ICs, collect and analyze relevant data, and predict lifetime performance of ICs. This equipment can be utilized to perform reliability testing of packaged and unpackaged ICs. We have reliability test equipment installed at 18 of the top 20 semiconductor manufacturers in the world.

     In 1998, we introduced our 1164 Series of reliability test equipment, including a suite of applications for customers to perform a variety of tests. The 1164 Series features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time and perform numerous simultaneous tests on batches of ICs. The 1164 Series includes the full reliability test functionality necessary for testing an IC manufacturer’s entire copper process.

     Our reliability test products also include a line of products designed for the test of over-voltage protection devices for telecommunications applications.

Competition

     The semiconductor capital equipment market is highly competitive. In the market for test handler products, we compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have. Some of these companies manufacture and sell both testers and test handlers. The particular companies with which we compete vary with our different markets, with no one company dominating the overall test handler market. The companies with which we compete most directly in the surface mount IC test handler market include Cohu, Inc., Multitest Electronic Systems GmbH, Rasco AG, and Micro Component Technology, Inc. We also compete with Ismeca S.A., SRM Technology (M) Sdn Bhd and Tesec Corporation in the market for turret based test handlers.

     We compete for test handler sales primarily on the basis of effective handler throughput, cost of ownership, temperature accuracy, contactor integrity and other performance characteristics of our products, the breadth of our product lines, the effectiveness of our sales and distribution channels and our customer relationships. We believe we compete favorably on all of these factors.

     The market for burn-in board automation products is highly competitive. We compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have. The companies with which we compete most directly in this market include Cohu, Inc. and Todo Seisakusho, Ltd.

     We compete for burn-in board automation product sales primarily on the basis of effective throughput, cost of ownership, versatility, and other performance characteristics of our products, the breadth of our product line, the effectiveness of our sales and distribution channels and our customer service. We believe we compete favorably on all of these factors.

     We believe that the market for our Automation Modules sold on an OEM basis has no clearly defined commercial competitors offering similar automated handling modules to the IC industry. Historically, OEMs supplying equipment for IC manufacturing processes have developed custom or semi-custom handling components. Many of these OEMs have internal development capability for automated handling and many engineering companies also have automated handling development capability.

     The market for our reliability test equipment is also highly competitive and our competitors include QualiTau, Ltd. We compete for reliability test system sales on the basis of technology, price, delivery, system flexibility and overall system performance. We believe we compete favorably on all of these factors.

Manufacturing and Supplies

     We manufacture test handlers, reliability test equipment and our Automation Modules product line at our North St. Paul, Minnesota facility. We manufacture our turret based test handler products, some of our reliability test equipment and our 4800 Series and Model M5 Taping System at our Dallas,

Texas facility. Our manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive test of finished products.

     We emphasize quality and reliability in both the design and manufacture of our products. We or our suppliers inspect all components and subassemblies for mechanical and electrical compliance to our specifications. We test all finished products against our specifications, and customer specifications where applicable, and fully assembled test handler products are tested at all temperatures for which they are designed and with all the device packages to be accommodated.

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

Customers

     We rely on a limited number of customers for a substantial percentage of our net sales. In 2002, our top three customers accounted for 50% of our net sales, with Maxim Integrated Products, Inc. accounting for over 10% of net sales. In 2001, our top three customers accounted for 35% of our net sales, with Maxim Integrated Products, Inc. accounting for over 10% of net sales. In 2000, our top three customers accounted for approximately 32% of our net sales, with UST Technology Pte, Ltd. and Maxim Integrated Products, Inc. each accounting for over 10% of net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

Sales and Marketing

     We market our products through a combination of direct salespeople and international distributors. Our direct sales organization, comprised of eight salespeople, is responsible for all domestic sales, and coordinates the activities of our international distributors and actively participates with them in international selling efforts. This enables us to establish strong direct ties with our customers.

     We maintain sales and service locations in North St. Paul, Minnesota, Santa Clara, California, Dallas, Texas, and Saugus, Massachusetts. As of December 31, 2002, we had international distributors located in the United Kingdom, France, Germany, Italy, Korea, Japan, Taiwan, Hong Kong, China, Thailand, Malaysia, Singapore and the Philippines.

     Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our international distributors and direct salespeople.

     International shipments accounted for 53%, 37%, and 32% of our net sales in 2002, 2001, and 2000, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites, particularly the Automation Modules product line that is sold on an OEM basis. Most of our international shipments are made to international sites of U.S. semiconductor manufacturers, although there is a growing foreign customer base included in our international sales.

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

Research and Development

     We believe we must continue to enhance, broaden and modify our existing product lines to meet the constantly evolving needs of the semiconductor equipment market. To date, we have relied both on internal development and acquisitions of technology and product lines to extend our product lines, increase our customer base and avoid reliance on any single semiconductor equipment market segment. Due to the record industry downturn in 2001-2002 and the resulting decline in our revenues, we significantly reduced our levels of research and development spending during this period and focused our available resources on product development with near term revenue potential. In 2002, we concentrated our new product development efforts on:

•	completion of the Model 8816 hard dock turret based handler;

•	completion of the 55V6 Series single and dual test site gravity feed handlers;

•	completion of the high speed test site actuator for the 55V6 Series of test handlers;

•	completion of the Model M5 Taping System; and

•	development of additional test capabilities for our 1164 Series of reliability test equipment for the latest generations of copper, gate oxide and transistor device technologies.

     Product development expenses are typically divided approximately 50% for new product development and 50% for continuation engineering. Our continuation engineering efforts include the development of additional change kits to meet the expanding families of IC and discrete electronic component package types, further advancement of contactor technologies, and the addition of features and performance options for existing equipment.

     We expense all research and development costs, including costs for software development, as incurred. In 2002, 2001, and 2000, our expenses relating to research and development were approximately $2.3 million, $4.7 million, and $8.5 million, respectively. Over time, our objective is to invest approximately 13% to 15% of our net sales in research and development, although the percentage may be higher in periods of reduced sales, such as 2002 where our research and development spending as a percentage of net sales was 18%. We employed 29 engineering personnel as of December 31, 2002.

Intellectual Property Rights

     We attempt to protect the proprietary aspects of our products with patents, copyrights, trade secret law and internal nondisclosure safeguards. We currently hold several U.S. patents covering certain features of our handling systems and Automation Modules, the contactor elements incorporated in certain of our test handlers, and elements of our proprietary conductive thermal technology. The source code for the software contained in our products is considered proprietary and we typically do not furnish source code to our customers. We have also entered into confidentiality agreements with each of our key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret.

     There is a rapid pace of technological change in the semiconductor industry. We believe that patent, trade secret and copyright protection is less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, frequent product enhancements, name recognition and ongoing, reliable product maintenance and support.

Backlog

     Our backlog was $2.3 million at the end of 2002 and $5.4 million at the end of 2001. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenue or earnings. We expect to ship all of our backlog as of the end of 2002 in 2003.

Employees

     As of December 31, 2002, we had 94 employees, consisting of 33 in manufacturing, 29 in engineering and product development, 20 in sales, marketing and customer service, and 12 in general administration and finance. None of our employees is represented by a labor union or is subject to any collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

Financial Information About Geographic Areas

     See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about geographic areas.

Certain Important Factors

     In addition to the factors identified above, there are several important factors that could cause our actual results to differ materially from our results in the past and those we anticipate as reflected in any forward-looking statements. Please refer to the heading “Business Risks and Uncertainties” located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K for a discussion of these factors and their potential impact on the success of our operations and our ability to achieve our goals.

ITEM 2.	PROPERTIES.

     We conduct our corporate functions and manufacturing, product development, sales, marketing and field service activities in North St. Paul, Minnesota. We currently occupy approximately 45,000 square feet in North St. Paul under a lease that expires in March 2006. We have an option under the lease, exercisable at any time during the initial lease term, to require construction of an additional approximately 45,000 square feet for lease at the same rental rate. We also conduct manufacturing, product development, sales, marketing and field service activities in approximately 29,400 square feet in Dallas, Texas, under a lease that expires in April 2006. We also occupy approximately 3,000 square feet of space in Santa Clara, California under a lease that expires in May 2003, which we use for sales and field service activities.

     We also have the following continuing lease obligations for facilities we have vacated:

•	We vacated a 30,000 square foot facility that is adjacent to our North St. Paul facility in June 2001 when we consolidated our North St. Paul operations into a single building. This facility is under a lease that expires in February 2006. Approximately half of this space is currently subleased to third parties, and we are actively seeking to sublease the remainder. We remain liable under the lease, on a contingent basis, for the portion of this facility that is subleased.

•	We vacated a 10,000 square foot facility located in Poway, California in March 2001 when we completed the consolidation of our Poway, California operation into our North St. Paul operation. This facility is under a lease that expires in September 2003. In April 2001, we subleased this facility to a third party for the remainder of the lease term, but we remain liable under the lease on a contingent basis.

•	We vacated a 45,000 square foot facility in Poway, California in 2000 when we relocated to the 10,000 square foot Poway, California facility. This lease was assigned to a third party and we are contingently liable for the lease if the assignee defaults. This lease expires in January 2010.

ITEM 3.	LEGAL PROCEEDINGS.

     We are not a party to, and none of our property is the subject of, any material pending legal, governmental, administrative or other proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal year 2002.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our executive officers, their ages and the offices they held as of March 1, 2003 are as follows:

Name	Age	Position

Joseph C. Levesque	58	Chairman of the Board, President and Chief Executive Officer

Douglas L. Hemer	56	Chief Administrative Officer, Secretary and Director

Daniel M. Koch	49	Vice President — Worldwide Sales

John J. Pollock	43	Vice President — General Manager, North St. Paul Operations

Keith E. Williams	59	President — Dallas Operations

Paul H. Askegaard	51	Treasurer

     Mr. Levesque has served as our President, Chief Executive Officer and Chairman of our board since 1986. From 1973 to 1986, Mr. Levesque served in various capacities and most recently as Executive Vice President of Micro Component Technology, Inc., a manufacturer of IC testers and test handlers.

     Mr. Hemer has served as one of our directors since 1986, and has served as our Secretary since May 2000 and as our Chief Administrative Officer since March 2001. He served as our Group Vice President from August 1998 to March 2001, as the President of our Poway, California operations from February 1997 to August 1998 and as our Chief Administrative Officer from May 1996 until February 1997. Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP for more than 15 years before joining Aetrium. Mr. Hemer is also a director of Versa Companies, a privately held company.

     Mr. Koch has served as our Vice President - Worldwide Sales since March 1991. From March 1990 to March 1991, Mr. Koch served as the Vice President of Sales of Summation, Inc., a company involved with the testing of IC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as Vice President of Sales of Micro Component Technology, Inc.

     Mr. Pollock has served as the Vice President and General Manager of our North St. Paul operations since December 2001. From August 1998 to December 2001, Mr. Pollock served as our Vice President of Product Development and Marketing. From April 1998 to August 1998, Mr. Pollock served as interim general manager of our North St. Paul operations. From November 1997 to May 1998, Mr. Pollock served as interim general manager of the handler group we acquired from Advantek Inc. From September 1996 to August 1997, Mr. Pollock served as Business Unit Manager of our Automation Modules product group.

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

Market Information

     Our common stock is quoted on The Nasdaq National Market under the symbol “ATRM.” The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on The Nasdaq National Market. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002	High	$2.78	$2.87	$1.35	$1.20
	Low	$1.16	$1.25	$0.98	$0.65

2001	High	$4.63	$2.40	$2.25	$1.75
	Low	$1.75	$1.25	$0.71	$0.80

Holders

     As of March 19, 2003, there were approximately 200 shareholders of record. We estimate that an additional 3,700 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Dividends

     We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

     We did not have any unregistered sales of equity securities during fiscal year 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

     You should read the Selected Financial Data presented below in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Five Year Summary
(in thousands, except per share data)

Year ended December 31,	2002	2001	2000	1999[7]	1998[7]

Statement of operations data:
Net sales	$12,688	$20,014	$46,052	$37,188	$59,619
Loss from operations	(3,336)[1,2]	(11,143)[2,4]	(7,423)[2,5]	(15,628)[2,8]	(15,276)[2,9]
Loss before cumulative effect of a change in accounting principle	(2,806)[1,2]	(10,669)[2,4]	(21,705)[2,5,6]	(9,013)[2,8]	(9,450)[2,8]
Cumulative effect of a change in accounting principle	(6,486)[3]	—	(824)[7]	—	—
Net loss	(9,292)[1,2,3]	(10,669)[2,4]	(22,529)[2,5,6,7]	(9,013)[2,8]	(9,450)[2,9]

Per basic and diluted share:
Loss before cumulative effect of a change in accounting principle	(0.30)	(1.13)	(2.29)	(0.95)	(1.00)
Cumulative effect of a change in accounting principle	(0.68)	—	(0.09)	—	—
Net loss	$(0.98)	$(1.13)	$(2.38)	$(0.95)	$(1.00)

Weighted average common shares outstanding (basic and diluted)	9,476	9,438	9,466	9,470	9,423

December 31,	2002	2001	2000	1999	1998

Balance sheet data:
Total assets	$18,081	$29,386	$44,374	$63,604	$72,444
Long-term debt, less current portion	—	—	—	—	—

1.	Includes a $0.7 million goodwill impairment charge. See Note 5 to the Consolidated Financial Statements.

2.	As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded no goodwill amortization expense in 2002. Goodwill amortization expense amounted to $0.7 million in 2001, $0.7 million in 2000, $0.9 million in 1999 and $0.7 million in 1998.

3.	Includes a $6.5 million goodwill impairment charge recorded as a cumulative effect of a change in accounting principle. See Note 5 to the Consolidated Financial Statements.

4.	Includes pre-tax charges of $3.7 million for inventory excess and obsolescence charges and $2.2 million for unusual charges related to restructuring costs and asset write-downs. See Notes 6 and 7 to the Consolidated Financial Statements.

5.	Includes pre-tax charges of $1.7 million for inventory excess and obsolescence charges and $4.1 million for unusual charges related to restructuring costs and asset write-downs. See Notes 6 and 7 to the Consolidated Financial Statements.

6.	Includes a $17.3 million charge to record a valuation reserve against deferred tax assets. See Note 14 to the Consolidated Financial Statements.

7.	In 2000, we implemented a change in accounting for revenue recognition for certain types of equipment sales. The cumulative effect of the change in accounting principle was an after-tax charge of $0.8 million. See Note 2 to the Consolidated Financial Statements. The table below presents unaudited estimated pro forma results for 1999 and 1998 as if the accounting change was in effect for those years.

	1999	1998

Unaudited pro forma (in thousands, except per share data):
Net sales	$39,575	$65,163
Net loss	(8,497)	(7,451)
Net loss per diluted share	$(0.90)	$(0.79)

8.	Includes pre-tax charges of $3.5 million for inventory excess and obsolescence charges and $1.4 million for unusual charges related to restructuring costs and the write-off of an intangible asset.

9.	Includes pre-tax charges of $3.3 million for inventory excess and obsolescence charges and $6.5 million for unusual charges related to purchased in-process research and development, restructuring costs and the write-off of intangible assets.

Quarterly Financial Data (Unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002 Net sales	$3,117	$3,177	$3,219	$3,175
Gross profit	1,411	1,433	1,492	1,584
Loss before cumulative effect of a change in accounting principle[1,2]	(661)	(583)	(215)	(1,347)
Net loss[1,2,3]	(7,147)	(583)	(215)	(1,347)
Net loss per share before cumulative effect of a change in accounting principle (basic and diluted)	(0.07)	(0.06)	(0.02)	(0.14)
Net loss per share (basic and diluted)	(0.75)	(0.06)	(0.02)	(0.14)

2001 Net sales	$8,030	$4,344	$3,876	$3,764
Gross profit[4]	4,195	1,986	1,770	(970)
Net loss[2,5]	(2,278)	(2,972)	(1,061)	(4,358)
Net loss per share (basic and diluted)	(0.24)	(0.31)	(0.11)	(0.47)

1.	Includes a tax benefit of $0.4 million in the third quarter and a goodwill impairment charge of $0.7 million in the fourth quarter.

2.	Net loss in each quarter of 2001 includes goodwill amortization expense of $0.2 million. Amortization of goodwill was discontinued in 2002 upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

3.	Includes a $6.5 million charge related to a change in accounting principle in the first quarter, a tax benefit of $0.4 million in the third quarter and a goodwill impairment charge of $0.7 million in the fourth quarter.

4.	Includes an unusual inventory write-down charge of $2.7 million in the fourth quarter.

5.	Includes restructuring and other unusual charges amounting to $0.5 million in the first quarter, $1.0 million in the second quarter, and $0.7 million in the fourth quarter. Also includes a tax benefit of $0.2 million in the third quarter and an unusual inventory write-down charge of $2.7 million in the fourth quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:

     Aetrium designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test semiconductor and passive electronic devices, such as integrated circuits, or ICs, and discrete electronic components.

     The semiconductor capital equipment industry is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of contraction and significant declines in revenue. General industry conditions and the demand for Aetrium’s products can fluctuate significantly from period to period as a result of numerous factors, including but not limited to changes in U.S. and worldwide economic conditions, supply and demand for ICs and discrete electronic components, changes in semiconductor manufacturing capacity, advancements in industry technologies and competitive factors. For these and other reasons, our operating results for 2000, 2001 and 2002 may not be indicative of future operating results.

     Aetrium’s business was impacted by changes in industry and economic conditions throughout the period 2000 to 2002. After a period of contraction in 1998 and early 1999, semiconductor equipment industry conditions generally improved in the second half of 1999 and continued to improve in early 2000. We experienced increased demand for our products in 2000 as semiconductor manufacturers added substantially to their production capacity in response to increased global demand for ICs and discrete electronic components, and our 2000 revenues increased 24% compared with 1999. Towards the end of 2000, the demand for semiconductor equipment decreased sharply as the U.S. and global economies slowed and the demand for ICs and discrete electronic components softened.

     In 2001, excess inventories, excess production capacity and continuing weakness in the U.S. and global economies combined to produce a record-setting downturn in the semiconductor industry. For only the second time in 25 years, fewer ICs and discrete electronic components were shipped than the year before, as unit sales of ICs and discrete electronic components fell by 21%. As a result, semiconductor manufacturers severely curtailed capital spending, and revenues for the test, assembly and packaging, or TAP, segment of the semiconductor equipment industry dropped approximately 63% in 2001 from 2000 levels. Our revenues decreased each quarter in 2001 and our revenues for the year were down 57% compared with 2000.

     Generally weak industry conditions continued into the first quarter of 2002. In the second quarter, many semiconductor manufacturers began to experience stronger demand for integrated circuits and improvements in capacity utilization. However, the anticipated recovery stalled in the second half of the year amid weakening economic conditions, concerns about war and lower consumer demand for products containing ICs and discrete electronic components. As a result, revenues for the TAP segment of the semiconductor industry dropped an additional approximately 23% from 2001 totals, for an aggregate decrease of 71% from 2000 levels, and many industry forecasters are predicting that any meaningful industry recovery will be delayed until the second half of 2003. In 2002, Aetrium’s revenues continued to decline in the first quarter compared to the fourth quarter of 2001 and quarterly revenues remained relatively flat through the remainder of the year. Our 2002 revenues of $12.7 million were down 37% compared with 2001 and down 72% compared with 2000.

Critical Accounting Policies and Estimates:

     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to revenue recognition, bad debts, inventories, intangible assets, goodwill, warranty obligations, and income tax accounting.

     Our policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrade sales. Some equipment or equipment upgrade sales contracts, however, may include post-shipment obligations and/or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified acceptance requirements at the customer’s site. In these cases, revenue is not recognized until such obligations have been completed and there is objective evidence that the applicable contract terms have been met. Due to the high selling price of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.

     We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of December 31, 2002, our allowance for doubtful accounts was $0.3 million.

     We establish valuation reserves on our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required. As of December 31, 2002, our inventory excess and obsolescence reserve was $4.0 million.

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at the beginning of the fiscal year in which the standard is adopted and at least annually thereafter. SFAS 142 requires a two-step process in the review of goodwill for impairment. In step one we compare the fair value of our single reporting unit (i.e., Aetrium) with the net carrying value of our assets, including goodwill. If our fair value is less than our net asset carrying value, we perform the second step of the impairment test. In step two, we compare the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. At January 1, 2002, we determined that the carrying value of our goodwill exceeded its implied fair value by $6.5 million and recorded a goodwill impairment charge in that amount. At December 31, 2002, we determined that the carrying value of our goodwill exceeded its implied fair value by $0.7 million and recorded a goodwill impairment charge in that amount. As of December 31, 2002, after recording the goodwill impairment charge at that date, we had no remaining goodwill balance.

     We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. During 2002, as a result of our identified impairment of the carrying value of goodwill, we reviewed our identifiable intangible and other long-lived assets for potential impairment and concluded that the carrying value of these assets was not impaired. As of December 31, 2002, the carrying value of our identifiable intangible assets was $2.6 million.

     We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of December 31, 2002, our warranty reserve was $0.4 million.

     Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the fourth quarter of 2000, in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to then recent operating losses, reduced sales order activity in late 2000, and softening industry conditions in early 2001, we recorded a valuation allowance against our deferred tax assets. If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit. As of December 31, 2002, our valuation allowance was $25.1 million.

Results of Operations:

     Selected statement of operations items as a percentage of our net sales for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	46.7	65.1	50.8

Gross profit	53.3	34.9	49.2

Operating expenses:
Selling, general and administrative	55.9	56.1	37.9
Research and development	18.1	23.5	18.5
Goodwill impairment charge	5.6	—	—
Unusual charges	—	11.0	8.9

Total operating expenses	79.6	90.6	65.3

Loss from operations	(26.3)	(55.7)	(16.1)
Other income, net	.7	1.3	0.9

Loss before income taxes	(25.6)	(54.4)	(15.2)
Income tax benefit (provision)	3.5	1.1	(31.9)

Net loss before cumulative effect of a change in accounting principle	(22.1)	(53.3)	(47.1)
Cumulative effect of a change in accounting principle	(51.1)	—	(1.8)

Net loss	(73.2)%	(53.3)%	(48.9)%

Net Sales:

     Our net sales by product line as a percentage of total sales for 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Test handlers	51%	53%	52%
Semiconductor automation products	8	16	22
Reliability test equipment products	18	18	13
Change kits and spare parts	23	13	13

Total	100%	100%	100%

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB101. SAB101 summarizes the SEC’s views in applying generally accepted accounting principles to selected revenue recognition issues, including equipment sales contracts that contain provisions related to installation and customer acceptance.

     Prior to 2000, we generally recognized revenue upon shipment if contractual obligations were substantially complete, post-delivery obligations were inconsequential, and customer acceptance and payment were reasonably assured. In the fourth quarter of 2000, in accordance with SAB101 guidance, we changed our accounting policy such that certain equipment revenue, depending on contract terms and other factors, is recognized subsequent to shipment, generally after installation and customer-specified acceptance processes have been completed. As required, the accounting change was made retroactive to January 1, 2000. The cumulative effect of the accounting change was an after-tax charge of $0.8 million ($.09 per share), which includes revenue of approximately $3.0 million less cost of sales and certain related expenses such as commissions. Substantially all of the $3.0 million in deferred revenue was recognized in 2000 upon satisfying the new revenue recognition criteria.

     Our net sales decreased to $12.7 million in 2002 compared with $20.0 million in 2001, a decrease of 37%. Quarterly revenues were relatively flat during 2002, ranging from $3.1 to $3.2 million. Equipment sales decreased across all product lines in 2002 as a result of the prolonged downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001 and 2002. Sales of test handlers, representing 51% of total sales in 2002, decreased 39% relative to 2001. Sales of our reliability test equipment decreased 36% in 2002 compared to 2001. Sales of our semiconductor automation products decreased because of a sharp decline in sales of burn-in board loaders as well as a reduction in sales to OEM customers, whose businesses have also been adversely impacted by the industry downturn. Sales of spare parts and change kits increased in 2002 from 2001 levels, reflecting improving capacity utilization for some customers and certain product applications.

     Net sales decreased 57% to $20.0 million in 2001 compared with $46.1 million in 2000. The severe semiconductor industry downturn experienced in 2001 resulted in significant decreases in our revenues for the first three quarters and sequentially flat revenues in the fourth quarter. The decline in revenues occurred across all of our product lines. Sales of our test handlers, representing 53% of total sales in 2001, decreased 55% compared to 2000 as customers experienced significant excess manufacturing capacity for many product applications. Sales of our reliability test equipment decreased also, but increased from 13% in 2000 to 18% in 2001 as a percentage of our revenues as semiconductor manufacturers continued to invest in new equipment to support the increasing use of copper materials in their manufacturing processes. Our semiconductor automation product sales declined as a percentage of our revenues in 2001 both because of the impact of the industry downturn on our OEM customers and because of a decline in sales of burn-in board loaders. Sales of spare parts and change kits in 2001 were unchanged as a percentage of our revenues, and declined in all areas from 2000 levels.

Gross Profit:

     Gross profit, as a percentage of net sales, was 53.3% in 2002 compared with 34.9% in 2001 and 49.2% in 2000. Results for 2001 and 2000 included unusual inventory write-down charges due to lower product demand resulting from the significant industry downturn and certain specific events as described below:

•	In fourth quarter 2001, we recorded an unusual inventory write-down of $2.7 million. By year-end 2001, the consensus forecast of industry analysts was that the severe semiconductor industry downturn that started in late 2000 had reached an end, but that significant recovery of the semiconductor equipment industry would not occur before the second half of 2002, and that the recovery for our industry would be slow. Previous industry analyst forecasts had suggested that the semiconductor industry downturn would not be as severe or as long. We determined that under the conditions then most recently forecasted, by the time significant capacity requirements emerged for mature IC packages, some of our older products focused on those applications would be superceded by our newer products and those of our competitors. Accordingly, we wrote down the value of our inventories for these older products to their estimated net realizable values based upon a revised expectation of limited future sales of these products.

•	In 2000, we recorded unusual inventory write-downs totaling $0.9 million. The write-downs were primarily related to inventories for dynamic random access memory, or DRAM, test handler applications, a volatile market segment that we decided not to pursue further. In the second quarter, we recorded an inventory write-down of $0.4 million related to our decision to discontinue marketing and manufacturing our oldest DRAM test handler, the model M3200. As a result of this decision, all inventories related to the production of the M3200 were written down to scrap value and were substantially disposed of by December 31, 2000. In the fourth quarter, we recorded an inventory write-down of $0.5 million. This charge was primarily related to our decision to discontinue marketing our DTX thermal test handler product to the DRAM market segment and rather to focus our marketing of the DTX on high power logic semiconductor applications, which required significant product design changes. As a result of this decision, DTX-related inventories were evaluated and written down to estimated net realizable value.

•	The unusual inventory write-downs in 2001 and 2000 were determined through a detailed analysis of inventories with consideration given to anticipated usage through future equipment and spares sales, and the potential use of common parts in other products.

     In addition to the unusual inventory charges discussed above, we regularly record inventory charges due to the evolving nature of our products. Our products are continually improved and modified to better meet evolving market requirements. These ongoing product improvements and modifications result in parts inventory obsolescence as parts are replaced due to the product changes. To address this recurring obsolescence, we recorded inventory charges of $0.1 million in 2002, $1.0 million in 2001, and $0.8 million in 2000, in addition to the unusual inventory charges discussed above.

     Excluding the unusual charges described above, gross profit of 53.3% of net sales in 2002 would have compared with 48.3% and 51.2% in 2001 and 2000, respectively. Gross margins improved in 2002 despite lower revenue levels primarily due to lower costs resulting from restructuring activities, including the restructuring of North St. Paul, Minnesota operations in December 2001, which resulted in lower costs for all of 2002.

     The gross profit margin decrease in 2001 compared with 2000 was due primarily to significantly lower sales volume, offset in part by reduced overhead expenses resulting from restructuring activities during the year. We significantly reduced our manufacturing overhead expenses in 2001 through workforce reductions and reorganization of our operations at our North St. Paul, Minnesota operations and the consolidation of those operations into a single facility.

Selling, General and Administrative Expenses:

     Selling, general and administrative, or SG&A, expenses were $7.1 million in 2002 compared with $11.2 million in 2001 and $17.5 million in 2000. The decrease in 2002 resulted primarily from a full year of cost savings realized from the restructuring activities in 2001 described below. Commissions expense decreased in 2002 due to lower sales volume and savings realized from the termination of our U.S. independent sales representatives early in the year. In addition, we recorded no goodwill amortization expense in 2002 compared with $0.7 million in 2001 due to the implementation of SFAS No. 142 as explained in Note 5 to our consolidated financial statements. SG&A expenses decreased in 2001 compared with 2000 due to lower commissions expense on significantly lower revenues and due to restructuring activities implemented during the year, including workforce reductions, the closing of our Poway, California facility, the consolidation of our North St. Paul, Minnesota operations into a single facility, and the reorganization of our North St. Paul, Minnesota operations.

Research and Development Expenses:

     Research and development expenses were $2.3 million in 2002 compared with $4.7 million in 2001 and $8.5 million in 2000. The decrease in 2002 research and development expenses reflects reductions in wages, materials and contract services, including a full year of cost savings realized from the restructuring activities in 2001. The decrease in research and development expenses in 2001 compared with 2000 was primarily attributable to a reduction in engineering personnel, including workforce reductions related to the closing of our Poway, California facility in early 2001, as well as workforce reductions we made during the course of 2001 at our North St. Paul, Minnesota and Dallas, Texas facilities.

Goodwill Impairment Charges:

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at the beginning of the fiscal year in which the standard is adopted and at least annually thereafter. In accordance with SFAS 142, we evaluated our existing goodwill and intangible assets as of January 1, 2002 and determined that certain intangibles did not meet the criteria for recognition apart from goodwill as set forth in SFAS 141, “Business Combinations.” Therefore, the aggregate carrying value of these intangibles as of January 1, 2002 in the amount of $52,000 was reclassified to goodwill. We also reassessed the useful lives of our acquired identifiable intangible assets at January 1, 2002 and determined that no adjustments to the remaining amortization periods were necessary.

     The adoption of SFAS 142 required that we complete a transitional goodwill impairment test as of January 1, 2002 using a two-step process. We completed step one of the impairment test by comparing the fair value of our single reporting unit (i.e., Aetrium) with the net carrying value of our assets, including goodwill. The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium. Since the carrying value of our net assets exceeded their fair value, we concluded that there was a potential impairment. Because there was an indication of a potential impairment, we completed step two of the impairment test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $6.5 million. In accordance with SFAS 142, this impairment charge (net of income taxes of $0) was recorded in our consolidated statement of operations as a change in accounting principle effective January 1, 2002.

     Aetrium completed its annual goodwill impairment test at December 31, 2002, again using the prescribed two-step process. We completed step one of the impairment test by comparing the fair value of Aetrium with the net carrying value of our assets, including goodwill. The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium consistent with that applied in performing our impairment test at January 1, 2002. Since the carrying value of our net assets exceeded their fair value, indicating potential impairment, we completed the second step of the test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $0.7 million. This impairment charge is included in operating expenses in our consolidated statement of operations for the year ended December 31, 2002. We believe that the following were the most significant factors that led to the decrease in the public trading market value of our common stock and the resulting goodwill impairment: the continued weakness of the world economies; the possibility and uncertainty of war with Iraq; the continued depressed average selling prices and excess capacity in the semiconductor industry; the resulting continuation of a record downturn in the semiconductor equipment industry; the impact of these factors on our financial position and the results of our operations;

and the decline in the public trading market value of semiconductor equipment companies in general in 2002.

     The change in the carrying amount of goodwill for the year ended December 31, 2002 was as follows (in thousands):

Goodwill balance at December 31, 2001	$7,140
Intangible assets reclassified to goodwill at January 1, 2002 upon the adoption of SFAS 142	52
Goodwill impairment charges:
– Impairment charge recorded as a change in accounting principle upon the adoption of SFAS 142	(6,486)
– Impairment charge recorded at December 31, 2002 upon the completion of annual impairment test	(706)

Goodwill balance at December 31, 2002	$—

Unusual Charges:

Fiscal 2001

     During 2001, as Aetrium continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000, we continued various restructuring activities to improve operating efficiencies and reduce costs. In 2001, we completed the transfer of our operations in Poway, California to North St. Paul, Minnesota, we restructured our operations in Minnesota, we reduced our facility costs through the consolidation of operations, and we significantly reduced our workforce. Unusual charges recorded in 2001 related to these activities were as follows (in thousands):

Restructuring charges:
Severance and related charges	$928
Facility exit charges:
North St. Paul, MN facility	606
Grand Prairie, TX facility — accrual increase	193

Total restructuring charges	1,727
Write-down of equipment and leaseholds	215
Moving expenses and other transition costs	261

Total unusual charges	$2,203

     During 2001, in response to declining revenue levels throughout the year, we implemented workforce reductions in March, April, June, and December. These workforce reductions included the elimination of 98 positions in manufacturing, sales, administration, and engineering. We recorded charges of $928,000 for severance and related costs associated with these terminations. The charges were recorded in the periods when the restructuring plans were approved by management, severance benefits were determined, and the affected employees were notified. The workforce reductions resulted in quarterly cost savings of approximately $1.3 million.

     In May 2001, we consolidated our North St. Paul, Minnesota operations from two buildings into one and vacated a building that is under lease through February 2006. We recorded facility exit charges of $606,000 for estimated future non-cancelable lease payments and other facility costs we expected to incur related to the vacated building. Also, in connection with the vacated facility, we recorded a charge of $215,000 for abandoned leaseholds and losses on the sale of certain equipment.

     Aetrium conducted operations in a leased facility in Grand Prairie, Texas until that business was transferred to our Dallas, Texas facility in early 2000. We recorded a facility exit charge in 2000 related to the vacated Grand Prairie facility, for which the lease term ended in June 2003. In late 2001, due to our inability to locate a subtenant and due to softening economic conditions, we recorded an additional facility exit charge of $193,000 to cover the non-cancelable lease payments and other costs we estimated we would incur until a subtenant could be found.

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

Fiscal 2000

     During 2000, we initiated a number of activities to reduce costs and improve operating efficiencies. These actions included consolidating our two operations in Texas, closing our Lawrence, Massachusetts facility, and restructuring our operations in Poway, California. Unusual charges recorded in 2000 related to these activities were as follows (in thousands):

Restructuring charges:
Severance and related charges	$2,157
Facility exit charges:
Grand Prairie, TX facility	385
Lawrence, MA facility	101
Poway, CA facilities	472

Total restructuring charges	3,115
Write-down of equipment and leaseholds	495
Write-down of intangible assets	415
Other	51

Total unusual charges	$4,076

     Consolidation of Texas Operations.

     During the first quarter of 2000, we consolidated our two operations in Texas. Strategically significant manufacturing and development activities being conducted at our Grand Prairie facility were transferred to our facility in Dallas. The transfer was completed in mid-March 2000 and the Grand Prairie facility was closed in late March 2000.

     Charges related to this restructuring included the following: approximately $565,000 for severance and related costs; $385,000 for facility exit costs, including estimated non-cancelable lease payments and other facility costs we expected to incur during the estimated time needed to find a sub-tenant; $121,000 related to the write-down of abandoned leaseholds and equipment; and $186,000 related to the write-down of impaired intangibles, primarily capitalized trained workforces. The elimination of 56 positions in Texas and reduced facility and other costs resulted in quarterly cost savings of approximately $0.9 million, which reductions were partially offset by increased costs at the Dallas facility.

     Closure of Lawrence, Massachusetts Facility.

     In the first quarter of 2000, we decided to close our Lawrence, Massachusetts facility. Development activities associated with our proprietary conductive thermal technology were transferred to our North St. Paul, Minnesota facility. We sold or licensed certain assets associated with the Lawrence operation, including the environmental test equipment product line. Consideration received for these assets was the transferee’s assumption of certain future obligations related to the transferred product line and royalties on future sales. As indicated below, the transferee of the product line subsequently bought out the royalty contract later in the year. We ceased operations at our Lawrence facility in late March 2000 and the facility was vacated in May 2000.

     Charges related to closing this facility included approximately $844,000 for severance and related costs and $101,000 for facility exit costs, including rent, taxes and other facility expenses we incurred during the six weeks from the time operations ceased until we moved out of the facility. In addition, we recorded charges in the first quarter of $229,000 related to impaired intangibles associated with the transferred product line and $672,000 for losses on the sale of the business assets and abandoned leaseholds. The charge related to the loss on the sale of the business assets was subsequently reduced by $629,000 in the second half of 2000 for cash proceeds we received pursuant to the royalty contract, resulting in a net charge of $43,000. The elimination of 38 positions in Lawrence and reduced facility costs resulted in quarterly cost savings of approximately $0.6 million, which reductions were partially offset by increased costs at our Minnesota facility.

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

     In October 2000, we announced our intention to transfer the remaining marketing and engineering operations in Poway to North St. Paul and to close the Poway facility. Prior to December 31, 2000, management approved the restructuring plan that included the elimination of an additional 20 positions in engineering and administration and closing the facility by March 31, 2001. The affected employees were identified and notified of the terminations and related severance benefits prior to December 31, 2000. Some employees were terminated prior to December 31, 2000 with the remaining termination dates scheduled for March 31, 2001 or sooner. We subleased the 10,000 square-foot facility to a third party, effective April 1, 2001.

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

     The elimination of 40 positions and reduced facility and other costs associated with the Poway restructuring represented quarterly cost savings of approximately $1.0 million. These cost reductions were partially realized in the second half of 2000 after the second quarter restructuring with the balance of the estimated savings being realized after the facility closed on March 31, 2001. These cost decreases were partially offset by increases at the North St. Paul, Minnesota facility related to the transfer of operations.

     The following table summarizes severance and facility exit restructuring charges and the associated accrual activity for the three years ended December 31, 2002 (in thousands):

	Severance &	Facility
	Related Costs	Exit Costs	Total

Accrual balance, December 31, 1999	$—	$—	$—
Severance and related charges	2,157	—	2,157
Facility exit charges:
Grand Prairie, TX facility	—	385	385
Lawrence, MA facility	—	101	101
Poway, CA facilities	—	472	472
Cash payments	(1,666)	(653)	(2,319)

Accrual balance, December 31, 2000	491	305	796
Severance and related charges	928	—	928
Facility exit charges:
North St. Paul, MN facility	—	606	606
Grand Prairie, TX facility — accrual increase	—	193	193
Cash payments	(1,015)	(400)	(1,415)

Accrual balance, December 31, 2001	404	704	1,108
Cash payments	(404)	(329)	(733)

Accrual balance, December 31, 2002	$—	$375	$375

     In May 2002, we negotiated an early buyout and termination of the lease for the vacant facility in Grand Prairie, Texas. The remaining $375,000 accrual for facility exit costs at December 31, 2002 is primarily related to the vacated building in North St. Paul, Minnesota and we estimate the accrual will be utilized at the rate of approximately $25,000 per quarter.

Other Income, Net:

     Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $91,000 in 2002, compared with $248,000 in 2001 and $429,000 in 2000. The decreases are attributable to lower average cash balances during each year and generally declining interest rates.

Income Taxes:

     In the fourth quarter of 2000, due to then recent operating losses and weakening industry conditions in late 2000 and early 2001, we recorded a valuation allowance against our deferred tax assets and we determined that we would not record any income tax expense or benefit in the future until we are consistently profitable on a quarterly basis. Therefore, no income tax benefit related to current operations was recorded in 2002 and 2001. However, we did record income tax benefits of $0.4 million in the third quarter of 2002 and $0.2 million in the third quarter of 2001 related to refunds of income taxes paid and expensed prior to 2001. Refunds received in 2002 resulted from tax legislation enacted in 2002.

Financial Condition, Liquidity and Capital Resources:

     Cash and cash equivalents decreased by $1.4 million in 2002 to $5.8 million. We used $1.3 million of cash in operating activities in 2002. The major components of cash flows used in operating activities were a net loss of $9.3 million and decreases in other accrued liabilities of $1.9 million, partially offset by $7.2 million in non-cash goodwill impairment charges, $1.3 million in non-cash depreciation and amortization expense and a decrease in inventories of $1.5 million. The decrease in other accrued liabilities reflects payments of accrued severance and other restructuring costs during the year and a decrease in customer deposits and deferred revenue due primarily to lower sales volumes. Inventories decreased throughout 2002 as a result of deliberate inventory reduction initiatives implemented beginning in 2001.

     Cash and cash equivalents decreased by $2.0 million in 2001 to $7.2 million. We used $1.9 million of cash in operating activities in 2001. The major components of cash flows used in operating activities were a net loss of $10.7 million and decreases in accounts payable of $3.2 million, accrued compensation of $1.0 million, and other accrued liabilities of $1.9 million, partially offset by $2.2 million in non-cash depreciation and amortization expense, write-downs of the carrying value of inventories of $3.7 million, restructuring charges of $1.7 million and a decrease in accounts receivable of $6.5 million. The decreases in accounts payable and accounts receivable are primarily attributable to lower production and revenue levels in late 2001 compared to the prior year due to the severe downturn in the semiconductor industry. The decrease in accrued compensation is due to workforce reductions and wage reductions we implemented in 2001 in response to the semiconductor industry downturn.

     Cash and cash equivalents decreased by $4.1 million in 2000 to $9.1 million. We used $3.7 million of cash in operating activities in 2000. The major components of cash flows used in operating activities were a net loss of $22.5 million, increases in accounts receivable of $1.9 million and inventories of $3.3 million and a decrease in other accrued liabilities of $2.6 million, partially offset by $2.6 million in non-cash depreciation and amortization expense, a $15.4 million non-cash decrease in deferred taxes, $2.9 million in write-downs of inventories and other assets and $3.1 million in restructuring charges. Despite higher sales volume, receivables decreased in 2000 due to the fourth quarter adoption of SAB101, which has the effect of shortening the length of time receivables are outstanding because we do not record the receivable upon shipment in cases where customer acceptance provisions cause us to defer revenue recognition. Inventories and accounts payable increased in 2000 due to increased production and sales activity in late 2000 compared to 1999. Also, a portion of the increase in inventories is attributable to the inclusion of equipment at customer sites for which revenue is deferred until installation and/or acceptance is completed. The decrease in deferred taxes resulted from the establishment of a valuation allowance in 2000.

     Our use of cash in investing activities in 2002, 2001 and 2000 related principally to expenditures for property and equipment, which amounted to $41,000, $71,000, and $599,000, respectively. In November 2001, we purchased 426,410 shares of our common stock for $544,000 from a shareholder group. In December 2001, we sold the same number of shares of our stock to the same group for the same purchase price.

     We believe our cash and short-term investments of $5.8 million at December 31, 2002 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, and in the long term we expect to continue to do the same. However, a prolonged continuation of the current industry downturn or future semiconductor industry downturns could negatively impact the demand for and price of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

     As of December 31, 2002, we had no outstanding long-term debt. We have a line of credit with a bank that provides for borrowings of up to the lesser of $5.0 million, or 80% of eligible accounts receivable and 50% of eligible inventory. The line of credit is collateralized by receivables and inventories. There were no line of credit advances outstanding as of December 31, 2002 and 2001. At December 31, 2002, we had $1.8 million available to borrow under the line of credit. Borrowings on this line of credit are on a demand basis.

     Future minimum annual lease payments under operating leases as of December 31, 2002 are as follows (in thousands):

2003	$620
2004	437
2005	437
2006	55

Total minimum lease payments	$1,549

     The above minimum lease payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under noncancellable subleases.

     The above minimum lease payments do not include the facility lease that has been assigned to a third party and on which we remain contingently liable. The lease expires in January 2010 and minimum remaining payments amount to $3.8 million as of December 31, 2002.

     In January 2003, we signed an agreement to extend the lease for our facility in Dallas, Texas for three years. The lease provides for an initial annual base rent of approximately $132,000 with increases of approximately 5% annually through April 2006. The above minimum lease payments do not reflect this lease extension.

     On March 5, 2003, we received a letter from The Nasdaq Stock Market, Inc. regarding our noncompliance with the qualification standards for continued listing of our common stock on The Nasdaq National Market as a result of the closing bid price of our common stock being less than $1.00 for thirty consecutive business days. As is more fully described under the caption “Business Risks and Uncertainties: Failure to meet The Nasdaq National Market Listing Requirements” in this Item 7, we may have until May 30, 2004 to regain compliance with the minimum closing bid price requirement before being delisted from The Nasdaq National and SmallCap Markets. We have no present plans to raise capital through the equity markets. However, if our common stock is delisted from The Nasdaq National and SmallCap Markets, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. We made no acquisitions after June 30, 2001 and, therefore, SFAS No. 141 had no impact on our 2002 or 2001 results.

     We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;” however, it retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The adoption of SFAS 144 had no impact on our financial position or results from operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the time of commitment to an exit or disposal plan. SFAS 146 also changes the methods of measuring certain exit costs. SFAS 146 is effective for all exit and disposal activities initiated after December 31, 2002. We will apply this standard to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of SFAS No. 123.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. We have included disclosures required by SFAS 148 in our Consolidated Financial Statements included in this Annual Report on Form 10-K and will begin making the additional disclosures required by SFAS 148 for interim period reporting in the first quarter of 2003. Accordingly, the adoption of SFAS 148 will not impact our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for Aetrium on December 31, 2002 and, accordingly, are reflected in our financial statement disclosures related to accounting for warranty costs. The recognition provisions of the interpretation are effective for Aetrium in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. We do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.

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

     Market Fluctuations in the Semiconductor Industry

     Our business and results of operations depend upon capital expenditures by manufacturers of ICs and discrete electronic components. As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns, which often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. A downturn or slowdown in the semiconductor industry could substantially reduce our revenues and operating results and could harm our financial condition. In 2001 and 2002, the semiconductor industry experienced a severe downturn of unprecedented magnitude. The severe downturn experienced in the semiconductor industry over the past several quarters has reduced our revenues, and we expect that our revenues will remain at reduced levels until semiconductor industry capital expenditures increase.

     Fixed Cost Constraints on Reduction of Expenses

     Many of our expenses, particularly those relating to properties, capital equipment and certain manufacturing overhead items, are fixed in the short term. Accordingly, reduced demand for our products and services causes our fixed production costs to be allocated across reduced production volumes, which negatively affects our gross margins and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. The cost reduction efforts we took in 2001 resulted in an improvement in our gross margins in 2002. However, at current revenue levels we expect that our gross margins will continue to be negatively affected by reduced production volumes. Our current visibility on our future operating results is severely limited given the continuing impact of the semiconductor industry downturn in 2001 and 2002, and we cannot accurately predict if or when the production volumes will increase or if or when our operating results will improve.

     Impact of Cost Reduction and Reorganization Actions

     During the course of 2001 and 2002, as the downturn in the semiconductor industry continued to deepen, we implemented cost reduction and reorganization actions to address our declining revenues, such as workforce reductions, consolidation of operations, pay freezes and reductions, and reductions in other expenditures. In the event our revenue levels decline further, we may elect to implement additional cost reduction actions to conserve our cash. Our reduced personnel and expenditure levels and the loss of the capabilities of personnel we have terminated could inhibit us in the timely completion of product development efforts, the effective service of and responsiveness to customer requirements, and the timely ramp up of production in response to eventual improving market conditions.

     Successful Development and Introduction of New Products and Product Improvements

     We operate in an industry that is highly competitive with respect to timely product innovations. The market for our products is characterized by rapid technological change and evolving industry standards. The development of more complex ICs has driven the need for new equipment and processes to produce such devices at an acceptable cost. We believe that our future success will depend in part upon our ability to anticipate changes in technologies, IC and discrete electronic component package types, market trends and industry standards. If we cannot successfully develop and introduce new and enhanced cost-effective products on a timely basis that are accepted in the marketplace, our business and operating results would likely suffer.

     Reliance on Significant Customers

     We rely on a limited number of customers for a substantial percentage of our net sales. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely negatively impact our operating results.

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

     We market our Automation Modules product line to a limited number of IC processing equipment OEMs. Our ability to retain our OEM customers and attract new OEM customers depends upon a number of factors, including the changing needs and financial condition of these customers. Our failure to retain OEM customers could result in the loss of Automation Modules product line sales, as well as the loss of outstanding receivables due from such OEM customers. Our revenues from our Automation Modules product line were severely impacted by the record industry downturn in 2001 and 2002 as our OEM customers experienced the same business conditions that we were experiencing. Because of the excess capacity that continues to exist for our OEM customers’ products, we expect that future revenues from this product line will be increasingly dependent on our success in having our Automation Modules incorporated into new OEM customer product introductions.

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

     Failure to meet The Nasdaq National Market Listing Requirements

     On March 5, 2003, we received a letter from The Nasdaq Stock Market, Inc. regarding our noncompliance with the qualification standards for continued listing of our common stock on The Nasdaq National Market as a result of the closing bid price of our common stock being less than $1.00 for thirty consecutive business days. We will be able to maintain our listing if the closing bid price of our common stock meets or exceeds $1.00 for at least 10 and up to 20 consecutive trading days during the 180 day period ending September 2, 2003. If we fail to meet such requirement but we submit an application to transfer our common stock to The Nasdaq SmallCap Market by September 2, 2003 and our transfer application is approved, and provided our shareholders’ equity as of June 30, 2003 is at least $5 million, we would have an additional 180 days, or until March 1, 2004, to meet the The Nasdaq SmallCap Market minimum bid requirement to maintain our listing. Under The Nasdaq SmallCap Market requirement, we would be able to maintain our listing if the closing bid price of our common stock meets or exceeds $1.00 for 10 consecutive trading days during this period. If we failed to meet this requirement by March 1, 2004, but our shareholders’ equity as of September 30, 2003 is at least $5 million, we would be afforded an additional 90 days, or until May 30, 2004, to meet The Nasdaq SmallCap Market minimum bid requirement to maintain our listing. If we transfer our common stock to The Nasdaq SmallCap Market, we may transfer our common stock back to The Nasdaq National Market without satisfying initial inclusion criteria (which we currently do not satisfy), if certain conditions are satisfied. These conditions are that (a) during the 360 day period ending March 4, 2004, the closing bid price of our common stock meets or exceeds $1.00 for thirty consecutive trading days, and (b) during the period we are on The National SmallCap Market we continually maintain compliance with all other requirements for continued listing on The Nasdaq National Market. For us these requirements are that (i) we have at least 750,000 shares of common stock publicly held, (ii) the market value of our publicly held shares is at least $5 million, (iii) our shareholders’ equity is at least $10 million, (iv) we have at least 400 shareholders of round lots, and (v) we have at least two registered and active market makers. We currently meet these criteria.

     If our common stock is delisted from The Nasdaq National and SmallCap Markets, any trading in our common stock would thereafter be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets” or the National Association of Securities Dealers’ “Electronic Bulletin Board.” Consequently, the liquidity of our common stock could be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions. As a result, prices for the shares of our common stock could be lower than might otherwise prevail.

     We have no obligation to update the above information, including the forward-looking statements, in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to interest rate risk relates primarily to our investment portfolio. As of December 31, 2002, our portfolio consisted primarily of high quality taxable instruments, such as corporate notes and bonds, money market funds, and bank repurchase agreements, all with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

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

Directors of the Registrant

     The information under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Other Information About Nominees” in our 2003 Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant

     The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

     The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

     The information under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation and Other Benefits” in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Proposal to Approve the Aetrium Incorporated 2003 Stock Incentive Plan — Equity Compensation Plan Information” in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption “Certain Relationships and Related Transactions” in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES.

     Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) as of March 1, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements of Registrant.

     The following Consolidated Financial Statements of Aetrium and the Independent Accountants’ Report thereon are included herein:

     (a)  2. Financial Statement Schedules of Registrant.

     The following financial statement schedule is included herein and should be read in conjunction with the financial statements referred to above:

     Financial Statement Schedule: II. Valuation and Qualifying Accounts

Years ended December 31, 2000, 2001 and 2002 (in thousands)

	Balance at			Balance at
	beginning of			end of
Description	year	Additions	Deductions	year

Allowance for doubtful accounts:
2000	$519	$0	$(5)	$514
2001	514	0	(119)	395
2002	395	0	(115)	280
Inventory excess and obsolescence reserve:
2000	$3,490	$1,749	$(2,981)	$2,258
2001	2,258	3,657	(1,744)	4,171
2002	4,171	100	(270)	4,001
Warranty reserve:
2000	$821	$802	$(1,190)	$433
2001	433	503	(481)	455
2002	455	333	(383)	405

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (a)  3. Exhibits.

     The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto.

     If you were one of our shareholders on March 31, 2003 and you want a copy of any of the exhibits listed or referred to above, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109; Attn.: Shareholder Relations.

     The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

1.	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 our Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

3.	1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

4.	Salary Savings Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2) (File No. 33-64962C).

5.	Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8) (File No. 33-74616).

6.	Employment Agreement dated April 1, 1986 between Joseph C. Levesque and us (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2) (File No. 33-64962C).

7.	2003 Stock Incentive Plan (filed herewith electronically).

     (b)  Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

FINANCIAL STATEMENTS AND NOTES THERETO

Report of Independent Accountants

To the Shareholders and Board of Directors of Aetrium Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aetrium Incorporated and its subsidiaries (“the Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 relating to revenue recognition.

As described in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 31, 2003

AETRIUM INCORPORATED
Consolidated Statements of Operations

Year Ended December 31,	2002	2001	2000

Net sales	$12,687,755	$20,013,852	$46,051,881
Cost of goods sold	5,920,062	13,032,316	23,395,023

Gross profit	6,767,693	6,981,536	22,656,858

Operating expenses:
Selling, general and administrative	7,099,306	11,227,602	17,473,987
Research and development	2,299,089	4,694,477	8,530,804
Goodwill impairment charge	705,731	—	—
Unusual charges	—	2,202,630	4,075,536

Total operating expenses	10,104,126	18,124,709	30,080,327

Loss from operations	(3,336,433)	(11,143,173)	(7,423,469)
Other income, net	90,506	247,864	428,917

Loss before income taxes and cumulative effect of a change in accounting principle	(3,245,927)	(10,895,309)	(6,994,552)
Income tax benefit (provision)	440,000	226,000	(14,710,000)

Loss before cumulative effect of a change in accounting principle	(2,805,927)	(10,669,309)	(21,704,552)
Cumulative effect of a change in accounting principle, net of taxes (See Notes 2 and 5)	(6,486,000)	—	(824,228)

Net loss	$(9,291,927)	$(10,669,309)	$(22,528,780)

Loss per common share (basic and diluted):
Loss before cumulative effect of a change in accounting principle	$(0.30)	$(1.13)	$(2.29)
Cumulative effect of a change in accounting principle, net of taxes (See Notes 2 and 5)	(0.68)	—	(0.09)

Net loss	$(0.98)	$(1.13)	$(2.38)

Weighted average common shares outstanding (basic and diluted)	9,476,000	9,438,000	9,466,000

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Balance Sheets

December 31,	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$5,795,916	$7,180,576
Accounts receivable, net of allowance for doubtful accounts of $280,000 and $395,000, respectively	1,628,483	1,505,182
Inventories	7,358,874	8,956,014
Other current assets	151,613	131,262

Total current assets	14,934,886	17,773,034

Property and equipment:
Furniture and fixtures	597,628	597,628
Equipment	2,654,887	3,090,780
Less accumulated depreciation & amortization	(2,780,911)	(2,841,933)

Property and equipment, net	471,604	846,475

Goodwill	—	7,139,665
Identifiable intangible assets, net	2,634,338	3,570,892
Other assets	40,670	56,362

Total assets	$18,081,498	$29,386,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$596,683	$676,306
Accrued compensation	441,811	493,274
Other accrued liabilities	1,815,071	3,701,163

Total current liabilities	2,853,565	4,870,743

Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,477,044 and 9,474,566 shares issued and outstanding, respectively	9,477	9,475
Additional paid-in capital	60,250,173	60,246,000
Accumulated deficit	(45,031,717)	(35,739,790)

Total shareholders’ equity	15,227,933	24,515,685

Total liabilities and shareholders’ equity	$18,081,498	$29,386,428

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock				Total
			Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 1999	9,436,035	$9,436	$59,962,417	$(2,541,701)	$57,430,152
Exercise of stock options	39,864	40	286,336	—	286,376
Surrender of common stock in connection with exercise of stock options	(1,333)	(1)	(13,537)	—	(13,538)
Tax benefit related to exercise of stock options	—	—	10,784	—	10,784
Net loss	—	—	—	(22,528,780)	(22,528,780)

Balance, December 31, 2000	9,474,566	9,475	60,246,000	(25,070,481)	35,184,994
Purchase and sale of common shares pursuant to stock purchase and sale agreement (See Note 11):
Purchase of common shares	(426,410)	(426)	(543,247)	—	(543,673)
Sale of common shares	426,410	426	543,247	—	543,673
Net loss	—	—	—	(10,669,309)	(10,669,309)

Balance, December 31, 2001	9,474,566	9,475	60,246,000	(35,739,790)	24,515,685
Exercise of stock options	2,478	2	4,173	—	4,175
Net loss	—	—	—	(9,291,927)	(9,291,927)

Balance, December 31, 2002	9,477,044	$9,477	$60,250,173	$(45,031,717)	$15,227,933

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31,	2002	2001	2000

Cash flows from operating activities:
Net loss	$(9,291,927)	$(10,669,309)	$(22,528,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,299,970	2,186,643	2,624,316
Provision for excess and obsolete inventories	100,000	3,657,017	1,749,300
Write-downs of goodwill, other intangibles, equipment and leaseholds	705,731	214,793	1,180,899
Restructuring charges	—	1,727,000	3,115,000
Cumulative effect of a change in accounting principle, net of taxes	6,486,000	—	824,228
Deferred taxes	—	—	15,362,059
Changes in assets and liabilities:
Accounts receivable	(123,301)	6,479,133	(1,878,279)
Refundable income taxes	—	345,329	(345,329)
Inventories	1,497,140	70,169	(3,278,494)
Other current assets	(20,351)	56,364	45,402
Other assets	15,692	29,871	78,975
Trade accounts payable	(79,623)	(3,186,201)	1,946,070
Accrued compensation	(51,463)	(1,004,302)	(69,597)
Other accrued liabilities	(1,886,092)	(1,854,606)	(2,552,163)

Net cash used in operating activities	(1,348,224)	(1,948,099)	(3,726,393)

Cash flows from investing activities:
Purchase of property and equipment	(40,611)	(70,798)	(598,599)
Proceeds from sale of equipment	—	67,341	—

Net cash used in investing activities	(40,611)	(3,457)	(598,599)

Cash flows from financing activities:
Net proceeds from sale of common stock	4,175	543,673	286,376
Repurchases of common stock	—	(543,673)	(13,538)

Net cash provided by financing activities	4,175	—	272,838

Decrease in cash and cash equivalents	(1,384,660)	(1,951,556)	(4,052,154)
Cash and cash equivalents at beginning of year	7,180,576	9,132,132	13,184,286

Cash and cash equivalents at end of year	$5,795,916	$7,180,576	$9,132,132

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

NOTE 1:	BUSINESS DESCRIPTION

Aetrium designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test ICs and discrete electronic components.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Aetrium Incorporated and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss, shareholders’ equity or cash flows.

Cash Equivalents: Cash equivalents include highly liquid investments purchased with an original maturity of less than three months.

Inventories: Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

Property and Equipment: Furniture, fixtures and equipment are recorded at cost and are depreciated using the double declining balance method over estimated useful lives ranging from three to seven years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts. Depreciation expense was $0.4 million, $0.6 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets: Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at the beginning of the fiscal year in which the standard is adopted and at least annually thereafter. SFAS 142 requires a two-step process in the review of goodwill for impairment. In step one we compare the fair value of our single reporting unit (i.e., Aetrium) with the net carrying value of our assets, including goodwill. If our fair value is less than our net asset carrying value, we perform the second step of the impairment test. In step two, we compare the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. See Note 5 for additional information regarding our adoption of SFAS 142 and the results of our transitional and annual impairment tests. Prior to January 1, 2002, goodwill, which reflects the excess of the purchase price of certain entities over the fair value of the net assets acquired, was amortized on a straight-line basis primarily over 15 years. Identifiable intangible assets, consisting primarily of acquired technology, are capitalized at their respective fair values, which are generally determined using discounted future cash flow techniques and assumptions appropriate to each situation. Such intangibles are amortized on a straight-line basis over their estimated useful lives of seven to fifteen years.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

Valuation of Long-Lived Assets: Aetrium reviews its identifiable intangible and other long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

Revenue Recognition: Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrade sales. Some equipment or equipment upgrade sales contracts, however, may include post-shipment obligations to be performed by Aetrium and/or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified acceptance requirements at the customer’s site. In these cases, revenue is not recognized until such obligations have been completed and there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories on our balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits,” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included in “Other accrued liabilities” in our consolidated balance sheet. See Notes 7 and 8.

Our revenue recognition policy described above reflects a change in policy that we implemented in 2000 for certain types of equipment sales. The accounting change was made in response to guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB101, which was issued in final form in late 2000. SAB101 summarizes the SEC’s views in applying generally accepted accounting principles to various revenue recognition issues, including issues related to equipment installation and customer acceptance. Prior to 2000, our policy was to recognize revenue for equipment sales upon shipment if title and risk of loss had passed to the customer, contractual obligations were substantially complete, post-delivery obligations were inconsequential, and customer acceptance and payment were reasonably assured. The assessment of whether customer acceptance and payment were reasonably assured was based on the nature of the acceptance criteria, our history of acceptance with the equipment and the individual customer, and the nature and cost of any remaining obligations necessary to obtain acceptance. In cases where these criteria were not met at the time of shipment, we deferred all of the revenue on the equipment sale until customer acceptance or payment was received.

As provided for in SAB101, the accounting change in 2000 was recorded as a change in accounting principle retroactive to January 1, 2000. The cumulative effect of the accounting change was an after-tax charge of $0.8 million ($.09 per share), which included revenue of approximately $3.0 million less cost of sales and certain related expenses such as commissions. Substantially all of the $3.0 million in deferred revenue was recognized in 2000.

Warranty Costs: Estimated warranty costs are accrued in the period that the related revenue is recognized. The following table summarizes product warranty liability accruals and settlements for the three years ended December 31, 2002 (in thousands):

	Balance at	Accruals for		Balance at
	beginning of	warranties	Settlements	end of
	year	issued	made	year

2000	$821	$802	$(1,190)	$433
2001	433	503	(481)	455
2002	455	333	(383)	405

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

There were no changes in estimates to prior period accruals for any of the years presented.

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

Net Income (Loss) Per Common Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive shares outstanding during each year. Potentially dilutive shares include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in 2002, 2001 and 2000 because they are antidilutive. As of December 31, 2002, 2001 and 2000, respectively, there were 1,498,746, 1,124,000 and 1,529,417 outstanding stock options that could have potentially impacted diluted earnings per share.

Stock-Based Employee Compensation: Aetrium has a stock incentive plan that is described more fully in Note 12. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in our consolidated statements of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and all options vest based only upon continuing employment. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

Year ended Dec. 31,	2002	2001	2000

Net loss, as reported	$(9,292)	$(10,669)	$(22,529)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(641)	(702)	(439)

Pro forma net loss	$(9,933)	$(11,371)	$(22,968)

Net loss per basic and diluted share:
As reported	$(0.98)	$(1.13)	$(2.38)
Pro forma	$(1.05)	$(1.20)	$(2.43)

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

Comprehensive Income (Loss): Aetrium’s comprehensive loss is equal to its net loss for all periods presented.

Repurchases of Common Stock: Aetrium accounts for repurchased shares as retirements. The par value of repurchased shares is charged to the common stock account and the excess of the purchase cost over par value is charged to additional paid-in capital.

NOTE 3:	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. We made no acquisitions after June 30, 2001 and, therefore, SFAS No. 141 had no impact on our 2002 or 2001 results.

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;” however, it retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The adoption of SFAS 144 had no impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the time of commitment to an exit or disposal plan. SFAS 146 is effective for all exit and disposal activities initiated after December 31, 2002. We will apply this standard to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of SFAS No. 123.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. We have included disclosures required by SFAS 148 in our consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS 148 for interim period reporting in the first quarter of 2003. Accordingly, the adoption of SFAS 148 will not impact our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for Aetrium on December 31, 2002 and, accordingly, are reflected in our financial statement disclosures related to accounting for warranty costs. The recognition provisions of the interpretation are effective for Aetrium in 2003 and are applicable only to guarantees issued or modified after December 31, 2002. We

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.

NOTE 4:	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments (refunds) for interest and income taxes were as follows (in thousands):

Year ended Dec. 31,	2002	2001	2000

Interest paid	$11	$11	$19
Income taxes (refunded), net	$(440)	$(631)	$(307)

NOTE 5:	GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, Aetrium adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at the beginning of the fiscal year in which the standard is adopted and at least annually thereafter. In accordance with SFAS 142, we evaluated our existing goodwill and intangible assets as of January 1, 2002 and determined that certain intangibles did not meet the criteria for recognition apart from goodwill as set forth in SFAS 141, “Business Combinations.” Therefore, the aggregate carrying value of these intangibles as of January 1, 2002 in the amount of $51,966 was reclassified to goodwill. We also reassessed the useful lives of our acquired identifiable intangible assets at January 1, 2002 and determined that no adjustments to the remaining amortization periods were necessary.

The adoption of SFAS 142 required that we complete a transitional goodwill impairment test as of January 1, 2002 using a two-step process. We completed step one of the impairment test by comparing the fair value of our single reporting unit (i.e., Aetrium) with the net carrying value of our assets, including goodwill. The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium. Since the carrying value of our net assets exceeded their fair value, we concluded that there was a potential impairment. Because there was an indication of a potential impairment, we completed step two of the impairment test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $6.5 million. In accordance with SFAS 142, this impairment charge (net of income taxes of $0) was recorded in our consolidated statement of operations as a change in accounting principle effective January 1, 2002.

Aetrium completed its annual goodwill impairment test at December 31, 2002, again using the prescribed two-step process. We completed step one of the impairment test by comparing the fair value of Aetrium with the net carrying value of our assets, including goodwill. The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium consistent with that applied in performing our impairment test at January 1, 2002. Since the carrying value of our net assets exceeded their fair value, indicating potential impairment, we completed the second step of the test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $0.7 million. This impairment charge is included in operating expenses in our consolidated statement of operations for the year ended December 31, 2002. We believe that the following were the most significant factors that led to

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

the decrease in the public trading market value of our common stock and the resulting goodwill impairment: the continued weakness of the world economies; the possibility and uncertainty of war with Iraq; the continued depressed average selling prices and excess capacity in the semiconductor industry; the resulting continuation of a record downturn in the semiconductor equipment industry; the impact of these factors on our financial position and the results of our operations; and the decline in the public trading market value of semiconductor equipment companies in general in 2002.

The change in the carrying amount of goodwill for the year ended December 31, 2002 was as follows (in thousands):

Goodwill balance at December 31, 2001	$7,140
Intangible assets reclassified to goodwill at January 1, 2002 upon the adoption of SFAS 142	52
Goodwill impairment charges:
– Impairment charge recorded as a change in accounting principle upon the adoption of SFAS 142	(6,486)
– Impairment charge recorded at December 31, 2002 upon the completion of annual impairment test	(706)

Goodwill balance at December 31, 2002	$—

Identifiable intangible assets are comprised of the following (in thousands):

December 31,	2002			2001

		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Developed technology	$2,600	$(1,799)	$801	$2,600	$(1,442)	$1,158
Core technology	3,167	(1,962)	1,205	3,167	(1,556)	1,611
Customer list	1,100	(523)	577	1,100	(413)	687
Intangible assets reclassified to goodwill in 2002	—	—	—	123	(71)	52
Other	99	(48)	51	99	(36)	63

Total	$6,966	$(4,332)	$2,634	$7,089	$(3,518)	$3,571

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

The following table shows adjusted results if goodwill had not been amortized for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	2001	2000

Net loss:
Reported net loss	$(10,669)	$(22,529)
Add back: goodwill amortization	713	713

Adjusted net loss	$(9,956)	$(21,816)

Net loss per basic and diluted share:
Reported net loss	$(1.13)	$(2.38)
Add back: goodwill amortization	.08	.08

Adjusted net loss	$(1.05)	$(2.30)

Goodwill and intangible amortization expense amounted to $0.8 million, $1.6 million and $1.6 million in 2002, 2001 and 2000, respectively. Estimated amortization expense for the next five years is as follows: 2003 — $0.9 million; 2004 — $0.9 million; 2005 — $0.5 million; 2006 — $0.2 million; 2007 - $0.2 million.

NOTE 6:	UNUSUAL CHARGES

Fiscal 2001

During 2001, as Aetrium continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000, we continued various restructuring activities to improve operating efficiencies and reduce costs. In 2001, we completed the transfer of our operations in Poway, California to North St. Paul, Minnesota; we restructured our operations in Minnesota; we reduced our facility costs through the consolidation of operations; and we significantly reduced our workforce. Unusual charges recorded in 2001 related to these activities were as follows (in thousands):

Restructuring charges:
Severance and related charges	$928
Facility exit charges:
North St. Paul, MN facility	606
Grand Prairie, TX facility — accrual increase	193

Total restructuring charges	1,727
Write-down of equipment and leaseholds	215
Moving expenses and other transition costs	261

Total unusual charges	$2,203

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

In May 2001, we consolidated our North St. Paul, Minnesota operations from two buildings into one and vacated a building that is under lease through February 2006. We recorded facility exit charges of $606,000 for estimated future non-cancelable lease payments and other facility costs we expected to incur related to the vacated building. Also, in connection with the vacated facility, we recorded a charge of $215,000 for abandoned leaseholds and losses on the sale of certain equipment.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

Aetrium conducted operations in a leased facility in Grand Prairie, Texas until that business was transferred to our Dallas, Texas facility in early 2000. We recorded a facility exit charge in 2000 related to the vacated Grand Prairie facility, for which the lease term ended in June 2003. In late 2001, due to our inability to locate a subtenant and due to softening economic conditions, we recorded an additional facility exit charge of $193,000 to cover the non-cancelable lease payments and other costs we estimated we would incur until a subtenant could be found.

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

Fiscal 2000

During 2000, we initiated a number of activities to reduce costs and improve operating efficiencies. These actions included consolidating our two operations in Texas, closing our Lawrence, Massachusetts facility, and restructuring our operations in Poway, California. Unusual charges recorded in 2000 related to these activities were as follows (in thousands):

Restructuring charges:
Severance and related charges	$2,157
Facility exit charges:
Grand Prairie, TX facility	385
Lawrence, MA facility	101
Poway, CA facilities	472

Total restructuring charges	3,115
Write-down of equipment and leaseholds	495
Write-down of intangible assets	415
Other	51

Total unusual charges	$4,076

Consolidation of Texas Operations.

During the first quarter of 2000, we consolidated our two operations in Texas. Strategically significant manufacturing and development activities being conducted at our Grand Prairie facility were transferred to our facility in Dallas. The transfer was completed in mid-March 2000 and the Grand Prairie facility was closed in late March 2000.

Charges related to this restructuring included the following: approximately $565,000 for severance and related costs associated with the termination of 56 employees; $385,000 for facility exit costs, including estimated non-cancelable lease payments and other facility costs we expected to incur during the estimated time needed to find a sub-tenant; $121,000 related to the write-down of abandoned leaseholds and equipment; and $186,000 related to the write-down of impaired intangibles, primarily capitalized trained workforces.

Closure of Lawrence, Massachusetts Facility.

During the first quarter of 2000, we decided to close our Lawrence, Massachusetts facility. Development activities associated with our proprietary conductive thermal technology were transferred to our North St. Paul, Minnesota facility. We sold or licensed certain assets associated with the Lawrence operation,

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

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

Charges related to closing this facility included approximately $844,000 for severance and related costs associated with the termination of 38 employees and $101,000 for facility exit costs, including rent, taxes and other facility expenses we incurred during the six weeks from the time operations ceased until we moved out of the facility. In addition, we recorded charges in the first quarter of $229,000 related to impaired intangibles associated with the transferred product line and $672,000 for losses on the sale of the business assets and abandoned leaseholds. The charge related to the loss on the sale of the business assets was subsequently reduced by $629,000 in the second half of 2000 for cash proceeds we received pursuant to the royalty contract, resulting in a net charge of $43,000.

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

In October 2000, we announced our intention to transfer the remaining marketing and engineering operations in Poway to North St. Paul and to close the Poway facility. Prior to December 31, 2000, management approved the restructuring plan that included the elimination of an additional 20 positions in engineering and administration and closing the facility by March 31, 2001. The affected employees were identified and notified of the terminations and related severance benefits prior to December 31, 2000. Some employees were terminated prior to December 31, 2000 with the remaining termination dates scheduled for March 31, 2001 or sooner. We subleased the 10,000 square-foot facility to a third party, effective April 1, 2001.

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

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

The following table summarizes severance and facility exit restructuring charges and the associated accrual activity for the three years ended December 31, 2002 (in thousands):

	Severance &	Facility
	Related Costs	Exit Costs	Total

Accrual balance, December 31, 1999	$—	$—	$—
Severance and related charges	2,157	—	2,157
Facility exit charges:
Grand Prairie, TX facility	—	385	385
Lawrence, MA facility	—	101	101
Poway, CA facilities	—	472	472
Cash payments	(1,666)	(653)	(2,319)

Accrual balance, December 31, 2000	491	305	796
Severance and related charges	928	—	928
Facility exit charges:
North St. Paul, MN facility	—	606	606
Grand Prairie, TX facility — accrual increase	—	193	193
Cash payments	(1,015)	(400)	(1,415)

Accrual balance, December 31, 2001	404	704	1,108
Cash payments	(404)	(329)	(733)

Accrual balance, December 31, 2002	$—	$375	$375

In May 2002, we negotiated an early buyout and termination of the lease for the vacant facility in Grand Prairie, Texas. The remaining $375,000 accrual for facility exit costs at December 31, 2002 is primarily related to the vacated building in North St. Paul, Minnesota and we estimate the accrual will be utilized at the rate of approximately $25,000 per quarter.

NOTE 7:	INVENTORIES

A summary of the composition of inventories is as follows (in thousands):

December 31,	2002	2001

Purchased parts and completed subassemblies	$3,247	$4,095
Work-in-process	2,613	2,480
Finished goods, including demonstration equipment	955	1,455
Equipment shipped, subject to revenue deferral	544	926

Total inventories	$7,359	$8,956

We recorded inventory excess and obsolescence charges in cost of goods sold amounting to $0.1 million, $3.7 million, and $1.7 million in 2002, 2001, and 2000, respectively, which included unusual charges related to significant discrete circumstances as well as charges related to product design changes made in the ordinary course of our business.

In the fourth quarter of 2001, we recorded an unusual inventory write-down of $2.7 million. As a result of the severe semiconductor industry downturn that began in late 2000 and continued throughout 2001 and the resulting excess capacity in the market segments served by some of our older test handler products, we wrote down the value of our inventories for these older products to their estimated net realizable values based upon a revised expectation of limited future sales of these products.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

In 2000, we recorded unusual inventory write-downs totaling $0.9 million. The write-downs were primarily related to inventories for dynamic random access memory, or DRAM, test handler applications, a market segment that we decided not to pursue further. In the second quarter, we recorded an inventory write-down of $0.4 million related to our decision to discontinue marketing and manufacturing our oldest DRAM test handler, the model M3200. As a result of this decision, all inventories related to the production of the M3200 were written down to scrap value and were substantially disposed of by December 31, 2000. In the fourth quarter, we recorded an inventory charge of $0.5 million. This charge was primarily related to our decision to discontinue marketing our DTX thermal test handler product to the DRAM market segment and rather focus the DTX on high power logic semiconductor applications, which required significant product design changes. As a result of this decision, DTX-related inventories were evaluated and written down to estimated net realizable value.

The unusual inventory write-downs in 2001 and 2000 were determined through a detailed analysis of inventories with consideration given to anticipated usage through future equipment and spares sales, and the potential use of common parts in other products.

In addition to the unusual inventory charges discussed above, we regularly record inventory charges due to the evolving nature of our products. Our products are continually improved and modified to better meet evolving market requirements. These ongoing product improvements and modifications result in parts inventory obsolescence as parts are replaced due to the product changes. To address this recurring obsolescence, we recorded inventory charges of $0.1 million in 2002, $1.0 million in 2001, and $0.8 million in 2000, in addition to the unusual inventory charges discussed above.

NOTE 8:	OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2002	2001

Accrued commissions	$51	$189
Accrued warranty	405	455
Customer deposits and deferred revenue	687	1,527
Accrued restructuring costs	375	1,108
Other	297	422

Total other accrued liabilities	$1,815	$3,701

NOTE 9:	LONG–TERM DEBT AND CREDIT AGREEMENT

As of December 31, 2002, we had no outstanding long-term debt. We have a line of credit with a bank that provides for borrowings of up to the lesser of $5 million, or 80% of eligible accounts receivable and 50% of eligible inventory. The line of credit is collateralized by receivables and inventories. There were no line of credit advances outstanding as of December 31, 2002 and 2001.

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

In 2000, we vacated a leased 45,000 square-foot facility in Poway, California when we relocated the operation to a 10,000 square-foot facility. The lease for the larger facility was assigned to a third party

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

and we are contingently liable for the lease if the assignee defaults. The 10,000 square-foot facility was vacated and subleased to a third party on April 1, 2001.

Aetrium also leases certain equipment and other facilities under various operating leases. Rent expense under all operating leases was as follows (in thousands):

Year ended Dec. 31,	2002	2001	2000

Paid to shareholders	$438	$438	$584
Paid to others	473	561	775
Sublease/assigned lease income	(351)	(164)	—

Total net rent expense	$560	$835	$1,359

As of December 31, 2002, future minimum annual lease payments under operating leases were as follows (in thousands):

2003	$620
2004	437
2005	437
2006	55

Total minimum lease payments	$1,549

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under noncancellable subleases.

The above minimum lease payments do not include the Poway, California facility lease that has been assigned to a third party and on which we remain contingently liable. The lease expires in January 2010 and minimum remaining payments amount to $3.8 million as of December 31, 2002.

In January 2003, we signed an agreement to extend the lease for our facility in Dallas, Texas for three years. The lease provides for an initial annual base rent of approximately $132,000 with increases of approximately 5% annually through April 2006. The above minimum lease payments do not reflect this lease extension.

NOTE 11:	RELATED PARTY AND COMMON STOCK TRANSACTIONS

We purchase machined parts from two suppliers in which one of our executive officers has a minority ownership interest. Purchases from these suppliers amounted to $0.2 million, $0.2 million and $0.7 million in 2002, 2001 and 2000, respectively. Purchases from these suppliers are made under terms that are competitive with unrelated suppliers.

In November 2001, we repurchased 426,410 shares of our common stock from a group of shareholders that included certain employees of our Dallas operation and certain of their relatives in exchange for $544,000 and an option to require this shareholder group to purchase 426,410 shares of our common stock for $544,000, which we could exercise from December 31, 2001 to January 31, 2002. On December 31, 2001, we exercised our option to require the shareholder group to purchase 426,410 shares of our common stock.

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

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

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

Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 2002, 2001, and 2000 was $0.99, $0.81, and $2.62, respectively. Assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted are as follows:

	2002	2001	2000

Expected dividend level	0%	0%	0%
Expected stock price volatility	65%	63%	54%
Risk-free interest rate	3.0%	4.0%	5.9%
Expected life of options (years)	3.5	3.5	3.5

The following table summarizes activity under our stock incentive plan:

	Outstanding Options

	Number	Range of	Weighted Average
	of Shares	Exercise Prices	Exercise Price

Balance, December 31, 1999	1,470,836	$5.63 to 18.81	$8.01
Options granted	356,500	5.69 to 6.54	5.81
Options exercised	(39,864)	5.63 to 10.25	7.18
Options forfeited	(258,055)	5.63 to 10.25	6.95

Balance, December 31, 2000	1,529,417	5.63 to 18.81	7.70
Options granted	332,000	1.69	1.69
Options forfeited	(737,417)	1.69 to 18.81	9.25

Balance, December 31, 2001	1,124,000	1.69 to 7.08	4.91
Options granted	545,300	1.03 to 2.06	2.02
Options exercised	(2,478)	1.69	1.69
Options forfeited	(168,076)	1.69 to 7.08	5.47

Balance, December 31, 2002	1,498,746	$1.03 to 7.08	$3.80

Options exercisable as of December 31, 2002	990,929	$1.03 to 7.08	$4.19

The following table summarizes information related to stock options outstanding at December 31, 2002, all of which are nonqualified options and expire five years after the grant date and of which 382,035 options were fully exercisable when granted and 1,116,711 options become exercisable over a four to five-year period:

Options Outstanding				Options Exercisable

		Weighted
Range of	Number	Average	Weighted	Number	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 12/31/02	Contractual Life	Exercise Price	at 12/31/02	Exercise Price

$1.03 to 2.06	831,746	4.0 years	$1.90	462,627	$1.86
5.63 to 7.08	667,000	1.6 years	6.17	528,302	6.23

$1.03 to 7.08	1,498,746	2.9 years	$3.80	990,929	$4.19

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

During the year ended December 31, 2000, employees surrendered 1,333 shares of common stock ($13,538 fair market value) as payment for withholding tax obligations in connection with certain stock option exercises.

We recorded a tax benefit of $10,784 for the year ended December 31, 2000 related to the exercise of nonqualified stock options, which was credited to Additional Paid-in Capital.

NOTE 13:	EMPLOYEE SAVINGS 401(k) AND STOCK PURCHASE PLANS

We have a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age. Our contributions to the savings plan, which are at the discretion of management, amounted to $108,893 and $140,907 in 2001 and 2000, respectively. We made no contributions to the plan in 2002.

We also have a nonqualified employee stock purchase plan. Full-time eligible employees may purchase shares of common stock by contributing to our stock purchase plan through payroll deductions. Employee contributions to our stock purchase plan are limited to 10% of each employee’s base compensation. Our stock purchase plan purchases shares on the open market at fair market value. At management’s discretion, we may choose to make matching contributions to our stock purchase plan. We contributed $1,361, $4,984, and $12,983 to our stock purchase plan in 2002, 2001 and 2000, respectively.

NOTE 14:	INCOME TAXES

The provision (benefit) for income taxes is made up of the following components (in thousands):

Year ended December 31,	2002	2001	2000

Current tax provision (benefit):
Federal	$(440)	$(226)	$—
State	—	—	—

Total current provision (benefit)	(440)	(226)	—

Deferred tax provision (benefit):
Federal	—	—	14,408
State	—	—	302

Total deferred provision (benefit)	—	—	14,710

Total provision (benefit) for income taxes	$(440)	$(226)	$14,710

The cumulative effect of a change in accounting principle included in the 2000 consolidated statement of operations is net of a $550,000 deferred tax benefit which is not included in the table above.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

A reconciliation of income tax benefit computed using the federal statutory rate to the tax benefit reported in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2002	2001	2000

Tax benefit computed at federal statutory rate	$(3,309)	$(3,704)	$(2,378)
State taxes, net of federal benefit	(217)	(273)	(72)
Increase (decrease) in tax from:
Goodwill amortization	—	19	19
Foreign sales corporation benefit	—	(24)	(56)
Tax-exempt interest income	—	(10)	—
Business meals and entertainment	15	23	40
Tax credits	—	(284)	(147)
Valuation allowance change	3,066	4,113	17,338
Other, net	5	(86)	(34)

Provision (benefit) for income taxes	$(440)	$(226)	$14,710

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2002	2001	2000

Accounts receivable, principally due to allowances for doubtful accounts	$95	$134	$158
Inventories, principally due to reserves for excess and obsolete inventories and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	1,416	1,483	898
Employee compensation and benefits accrued for financial reporting purposes	57	75	137
Amortization of intangibles	7,970	6,110	6,257
NOL and tax credit carryforwards	15,198	13,707	10,287
Restructuring reserves	127	304	260
Other, net	204	188	(109)

Deferred tax asset — gross	$25,067	$22,001	$17,888
Less, valuation allowance	(25,067)	(22,001)	(17,888)

Net deferred tax asset	$—	$—	$—

Aetrium has federal net operating loss carryforwards of approximately $39 million that will begin to expire in 2020 if not utilized. We also have state net operating loss carryforwards of approximately $19 million that will expire at various times, beginning in 2003, if not utilized.

In the fourth quarter of 2000, in accordance with Statement of Financial Accounting Standards No. 109, due to then recent operating losses, reduced sales order activity in late 2000, and softening industry conditions in early 2001, we recorded a valuation allowance against our deferred tax assets. We continued to maintain a valuation allowance to fully reserve our deferred tax assets in 2001 and 2002. We do not expect to record any tax expense or benefit in the future until we are consistently profitable on a quarterly basis. However, we did record income tax benefits of $0.4 million in the third quarter of 2002 and $0.2 million in the third quarter of 2001 related to refunds of income taxes paid and expensed prior to 2001. Refunds received in 2002 resulted from tax legislation enacted in 2002.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

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

Year ended December 31,	2002	2001	2000

Test handlers	51%	53%	52%
Semiconductor automation products	8	16	22
Reliability test equipment products	18	18	13
Change kits and spare parts	23	13	13

Total	100%	100%	100%

Foreign sales from the United States were as follows (in thousands):

Year ended December 31,	2002	2001	2000

Asia	$5,419	$4,275	$12,253
Europe	714	1,282	1,701
Other	616	1,757	988

Total	$6,749	$7,314	$14,942

Sales to a single customer represented 31.5%, 22.6% and 10.2% of total net sales in 2002, 2001 and 2000, respectively. Sales to a second customer represented 13.8% of total net sales in 2000. As of December 31, 2002, outstanding accounts receivable due from a single customer represented 39.4% of our total accounts receivable, and outstanding accounts receivable from a second customer represented 14.8% of our total accounts receivable. As of December 31, 2001, outstanding accounts receivable due from a third customer represented 18.5% of our total accounts receivable, and outstanding accounts receivable from a fourth customer represented 14.6% of our total accounts receivable.

We sell our products principally to manufacturers of ICs, discrete electronic components, and semiconductor equipment. Our accounts receivable balance is concentrated with customers principally in one industry; however, we regularly monitor the creditworthiness of our customers in order to manage this collection risk.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETRIUM INCORPORATED

Date:March 28, 2003	By:	/s/ Joseph C. Levesque

Joseph C. Levesque Chief Executive Officer and President (principal executive officer)

	By:	/s/ Paul H. Askegaard

Paul H. Askegaard Treasurer (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph C. Levesque Joseph C. Levesque	Chairman of the Board

/s/ Darnell L. Boehm Darnell L. Boehm	Director

/s/ Terrence W. Glarner Terrence W. Glarner	Director

/s/ Andrew J. Greenshields Andrew J. Greenshields	Director

/s/ Douglas L. Hemer Douglas L. Hemer	Director

Certification by Chief Executive Officer

I, Joseph C. Levesque, Chairman of the Board, President and Chief Executive Officer of Aetrium Incorporated, certify that:

1.     I have reviewed this annual report on Form 10-K of Aetrium Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Joseph C. Levesque Joseph C. Levesque Chairman of the Board, President and Chief Executive Officer

Certification by Chief Administrative Officer

I, Douglas L. Hemer, Chief Administrative Officer of Aetrium Incorporated, certify that:

1.     I have reviewed this annual report on Form 10-K of Aetrium Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Douglas L. Hemer Douglas L. Hemer Chief Administrative Officer

Certification by Treasurer

I, Paul H. Askegaard, Treasurer of Aetrium Incorporated, certify that:

1.     I have reviewed this annual report on Form 10-K of Aetrium Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Paul H. Askegaard Paul H. Askegaard Treasurer (principal financial and accounting officer)

AETRIUM INCORPORATED
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Item
No.	Item	Method of Filing
3.1	Our Restated Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

3.2	Amendment to Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to our Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).

3.3	Our Bylaws, as amended	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 33-64962C).

4.1	Specimen Form of our Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.1	1993 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997 (File No. 0-22166).

10.2	Salary Savings Plan	Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.3	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).

10.4	Form of Non-Statutory Option Agreement	Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).

10.5	Employment Agreement dated April 1, 1986, between Joseph C. Levesque and us	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.6	Credit Agreement dated August 11, 1989, between Harris Bank and us	Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.7	Lease Agreement, dated July 19, 1995, between KAMKO Investments and us	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 33-98040).

E-1

Item
No.	Item	Method of Filing
10.8	Amendment to Lease Agreement, dated September 26, 1995, between KAMKO Investments and us	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2 (File No. 33-98040).

10.9	Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 33-74616).

10.10	Indenture dated June 25, 1998 between KAMKO Investments and the company	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22166).

10.11	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between W.H. Pomerado, LLC and us, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.12	Standard Lease Agreement, dated December 19, 1987, between Crow-Markison 22-27, Limited Partnership and WEB Technology, Inc., including all supplements and amendments thereto through December 27, 1999.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.13	Assignment and Assumption of Lease Agreement, dated August 8, 2000, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.14	Bill of Sale, Assignment and Assumption and Lease Agreement, dated March 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.15	Assignment, dated August 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.16	Agreement, dated November 30, 2001, by and among Aetrium and certain shareholders	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22166).

10.17	Amendment dated January 27, 2003, between Crow-Markison 22-27, Limited Partnership and Aetrium-WEB Technology, LP to Standard Lease Agreement scheduled herein as item 10.12.	Filed herewith electronically.

10.18	2003 Stock Incentive Plan	Filed herewith electronically.

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22166).

23.1	Independent Accountants’ Consent	Filed herewith electronically.

99.1	Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith electronically.

E-2