Form 10-Q
period 2003-06-30
AETRIUM INC
filed 2003-08-14
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No. 000-22166

AETRIUM INCORPORATED

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1439182 (I.R.S. Employer Identification No.)

2350 Helen Street, North St. Paul, Minnesota (Address of principal executive offices)	55109 (Zip Code)

(651) 704-1800
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

Number of shares of Common Stock, $.001 par value, outstanding as of July 24, 2003	9,477,044

AETRIUM INCORPORATED

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3-4
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2003 and 2002	6
	Notes to unaudited consolidated financial statements	7-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,549	$5,796
Accounts receivable, net	2,117	1,628
Inventories	7,020	7,359
Other current assets	333	152

Total current assets	14,019	14,935

Property and equipment:
Furniture and fixtures	598	598
Equipment	2,666	2,655

	3,264	3,253
Less accumulated depreciation and amortization	(2,912)	(2,781)

Property and equipment, net	352	472

Identifiable intangible assets, net	2,192	2,634
Other assets	41	40

Total assets	$16,604	$18,081

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2003	2002

	(Unaudited)
Current liabilities:
Trade accounts payable	$654	$597
Accrued compensation	432	442
Other accrued liabilities	1,431	1,814

Total current liabilities	2,517	2,853

Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,477,044 shares issued and outstanding	10	10
Additional paid-in capital	60,250	60,250
Accumulated deficit	(46,173)	(45,032)

Total shareholders’ equity	14,087	15,228

Total liabilities and shareholders’ equity	$16,604	$18,081

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net sales	$3,243	$3,177	$6,313	$6,294
Cost of goods sold	1,578	1,433	3,077	2,844

Gross profit	1,665	1,744	3,236	3,450

Operating expenses:
Selling, general, and administrative	1,520	1,768	3,036	3,620
Research and development	662	583	1,215	1,130
Unusual charges	0	0	149	0

Total operating expenses	2,182	2,351	4,400	4,750

Loss from operations	(517)	(607)	(1,164)	(1,300)
Other income, net	6	24	23	56

Loss before cumulative effect of a change in accounting principle	(511)	(583)	(1,141)	(1,244)
Cumulative effect of a change in accounting principle — see Note 6	0	0	0	(6,486)

Net loss	$(511)	$(583)	$(1,141)	$(7,730)

Loss per common share (basic and diluted):
Loss before cumulative effect of a change in accounting principle	$(.05)	$(.06)	$(.12)	$(.13)
Cumulative effect of a change in accounting principle — see Note 6	0	0	0	(.69)

Net loss	$(.05)	$(.06)	$(.12)	$(.82)

Weighted average common shares outstanding (basic and diluted)	9,477	9,477	9,477	9,476

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,141)	$(7,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	573	594
Provision for excess and obsolete inventories	40	40
Unusual charges	149	0
Cumulative effect of a change in accounting principle	0	6,486
Changes in assets and liabilities:
Accounts receivable	(489)	(79)
Inventories	299	1,070
Other current assets	(181)	(148)
Other assets	(1)	0
Trade accounts payable	57	(141)
Accrued compensation	(10)	(36)
Other accrued liabilities	(532)	(1,707)

Net cash used in operating activities	(1,236)	(1,651)

Cash flows from investing activities:
Purchase of property and equipment	(11)	(36)

Net cash used in investing activities	(11)	(36)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	4

Net cash provided by financing activities	0	4

Net decrease in cash and cash equivalents	(1,247)	(1,683)
Cash and cash equivalents at beginning of period	5,796	7,181

Cash and cash equivalents at end of period	$4,549	$5,498

See accompanying notes to the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments except for the change in accounting principle described in Note 6) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.	REVENUE RECOGNITION

Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include post-shipment obligations to be performed by Aetrium and/or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until such obligations have been completed and there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included in “other accrued liabilities” in our consolidated balance sheet.

3.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive shares outstanding during each period. Potentially dilutive shares include stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in the three and six-month periods ended June 30, 2003 and 2002 because they are antidilutive. As of June 30, 2003 and 2002, respectively, there were 1,477,349 and 1,540,445 outstanding stock options that could have potentially impacted diluted earnings per share.

4.	STOCK-BASED EMPLOYEE COMPENSATION

Our 1993 Stock Incentive Plan (the 1993 Plan), which is described more fully in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, terminated on June 8, 2003. Stock options granted under the 1993 Plan that were outstanding at the time the plan terminated may continue to be exercised according to their individual terms. On May 21, 2003, Aetrium’s shareholders approved the adoption of the 2003 Stock Incentive Plan (the 2003 Plan) which is described under the caption “Proposal to Approve the Aetrium Incorporated 2003 Stock Incentive Plan” in our 2003 Proxy Statement. As of June 30, 2003 no incentive awards had been granted under the 2003 Plan. We account for our stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in our consolidated statements of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and all options vest based only upon continuing employment. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(511)	$(583)	$(1,141)	$(7,730)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(81)	(299)	(164)	(415)

Pro forma net loss	$(592)	$(882)	$(1,305)	$(8,145)

Net loss per basic and diluted share:
As reported	$(0.05)	$(0.06)	$(0.12)	$(0.82)
Pro forma	$(0.06)	$(0.09)	$(0.14)	$(0.86)

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for Aetrium on December 31, 2002 and, accordingly, were reflected in our financial statement disclosures in our Annual Report on Form 10-K for the year ended December 31, 2002. We adopted the recognition provisions of the interpretation in the quarter ended March 31, 2003. The adoption of this interpretation did not impact our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. We presently have no investments in any entities that are considered VIEs. The adoption of this interpretation did not impact our financial position or results of operations.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE

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

Identifiable intangible assets are comprised of the following (in thousands):

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Developed technology	$2,600	$(1,977)	$623	$2,600	$(1,799)	$801
Core technology	3,167	(2,165)	1,002	3,167	(1,962)	1,205
Customer list	1,100	(577)	523	1,100	(523)	577
Other	99	(55)	44	99	(48)	51

Total	$6,966	$(4,774)	$2,192	$6,966	$(4,332)	$2,634

Amortization expense related to intangible assets amounted to $0.4 million in each of the six-month periods ended June 30, 2003 and 2002. Estimated amortization expense for the balance of 2003 and the five succeeding years is as follows (in thousands):

2003 (six months)	$442
2004	871
2005	536
2006	202
2007	113
2008	28

7.	COMPREHENSIVE INCOME (LOSS)

Aetrium’s comprehensive loss is equal to its net loss for all periods presented.

8.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Purchased parts and completed subassemblies	$3,316	$3,247
Work-in-process	2,369	2,613
Finished goods, including demonstration equipment	1,034	955
Equipment shipped, subject to revenue deferral	301	544

Total	$7,020	$7,359

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Accrued commissions	$74	$51
Accrued warranty	327	404
Customer deposits and deferred revenue	397	687
Accrued restructuring costs	347	375
Other	286	297

Total	$1,431	$1,814

Warranty accrual activity for the six months ended June 30, 2003 was as follows (in thousands):

Accrual balance, December 31, 2002	$404
Provisions for warranty	46
Settlements made	(123)

Accrual balance, June 30, 2003	$327

10.	UNUSUAL CHARGES AND RESTRUCTURING ACTIVITIES

Aetrium has been significantly impacted by the prolonged downturn in the semiconductor equipment industry that began in late 2000, and continued through 2002 and into 2003. During this period, we implemented a number of restructuring actions to improve operating efficiencies and reduce costs, including facility consolidations and workforce reductions. In the quarter ended March 31, 2003, we terminated 6 employees in sales, engineering, and administration. We recorded severance and related costs of $149,000 in connection with this workforce reduction, which amount is included in the unusual charges caption in our statement of operations.

Following is a summary of continuing lease obligations related to facilities that we have vacated as of June 30, 2003:

•	A lease on a 30,000 square foot facility in North St. Paul, Minnesota that we vacated in June 2001 expires in February 2006, with an annual rent of approximately $198,000. Approximately half of this space is subleased to third parties, and we are actively seeking to sublease the remaining unused space.

•	A lease on a 10,000 square foot facility located in Poway, California that we vacated in March 2001 with a monthly rent of approximately $9,400 expires in September 2003. This facility has been subleased to a third party for the remainder of the lease term, but we remain liable under the lease on a contingent basis.

•	A lease on a 45,000 square foot facility in Poway, California that we vacated in 2000 was assigned to a third party and we are contingently liable for the lease if the assignee defaults. This lease expires in January 2010 and has a current annual rent of approximately $464,000.

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the six months ended June 30, 2003 (in thousands):

	Severance and	Facility
	Benefits	Exit Costs	Total

Accrual balance, December 31, 2002	$—	$375	$375
Restructuring charge - severance and related costs	149	—	149
Cash payments	(42)	(22)	(64)

Accrual balance, March 31, 2003	107	353	460
Cash payments	(74)	(39)	(113)

Accrual balance, June 30, 2003	$33	$314	$347

We estimate that the accrued severance and facility exit costs at June 30, 2003 will be paid or utilized as follows: approximately $50,000 in the quarter ended September 30, 2003; approximately $25,000 per quarter for the following four quarters.

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

Our policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include post-shipment obligations to be performed by Aetrium and/or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until such obligations have been completed and there is objective evidence that the applicable contract terms have been met. Due to the high selling price of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.

We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of June 30, 2003, our allowance for doubtful accounts was $0.2 million.

We establish valuation reserves on our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required. As of June 30, 2003, our inventory excess and obsolescence reserve was $3.4 million.

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

We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. During 2002, as a result of our identified impairment of the carrying value of goodwill, we reviewed our identifiable intangible and other long-lived assets for potential impairment and concluded that the carrying value of these assets was not impaired. As of June 30, 2003, the carrying value of our identifiable intangible assets was $2.2 million.

We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of June 30, 2003, our warranty accrual was $0.3 million.

Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2003, we maintained a valuation allowance to fully reserve against our deferred tax assets. If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit.

Results of Operations

Net Sales. During 2002 and through the first half of 2003, Aetrium’s net sales have been relatively flat in a range from approximately $3.1 to $3.2 million each quarter. Recent quarterly revenue levels are significantly below fiscal 2000 and 2001 levels as a result of the significant and prolonged downturn in the semiconductor equipment industry that began in late 2000 and has continued into 2003. Net sales were $6.3 million for each of the six month periods ended June 30, 2003 and 2002. Net sales were $3.2 million for each of the three month periods ended June 30, 2003 and 2002. Sales of automation equipment and reliability test equipment increased in 2003 but have been offset somewhat by lower sales of test handlers, change kits and spare parts.

Gross Profit. Gross profit was 51.3% of net sales for the six months ended June 30, 2003 compared with 54.8% of net sales for the comparable period in 2002. Gross profit was 51.3% of net sales for the three months ended June 30, 2003 compared with 54.9% of net sales for the comparable period in 2002. Gross margins have decreased in 2003 primarily due to a higher mix of automation equipment and reliability test equipment sales and a lower mix of test handler sales.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2003 were $3.0 million compared with $3.6 million for the comparable period in 2002, a 16% decrease. Selling, general and administrative expenses for the three months ended June 30, 2003 were $1.5 million compared with $1.8 million for the comparable period in 2002, a 14% decrease. Commissions expense decreased $0.1 million and $0.2 million in the three and six month periods ended June 30, 2003, respectively, due to savings realized from the termination of our U.S. independent sales representatives in early 2002. In addition, selling, general and administrative expenses in 2003 were lower due to other cost containment initiatives implemented during 2002 as well as a workforce reduction in early 2003.

Research and Development. Research and development expenses were $1.2 million for the six months ended June 30, 2003, compared with $1.1 million for the same period in the prior year. Research and development expenses were $0.7 million for the three months ended June 30, 2003 compared with $0.6 million for the same period in the prior year. The increases in 2003 are primarily attributed to higher materials costs of approximately $0.1 million for the three and six month periods ended June 30, 2003 related to the development of our new Model 55V8 test handler. As a percentage of revenues, research and development expenses amounted to 19.2% and 18.0% for the six months ended June 30, 2003 and 2002, respectively. In future periods, we expect that research and development expenses will average 13% to 15% of revenues. Research and development expenses exceeded these levels in recent quarters due to reduced revenue levels resulting from the industry downturn and our decision to continue product development activities at current levels.

Unusual Charges and Restructuring Activities. Aetrium has been significantly impacted by the prolonged downturn in the semiconductor equipment industry that began in late 2000, and continued through 2002 and into 2003. During this period, we implemented a number of restructuring actions to improve operating efficiencies and reduce costs, including facility consolidations and workforce reductions. In the quarter ended March 31, 2003, we terminated 6 employees in sales, engineering, and administration. We recorded severance and related costs of $149,000 in connection with this workforce reduction, which amount is included in the unusual charges caption in our statement of operations.

Following is a summary of continuing lease obligations related to facilities that we have vacated as of June 30, 2003:

•	A lease on a 30,000 square foot facility in North St. Paul, Minnesota that we vacated in June 2001 expires in February 2006, with an annual rent of approximately $198,000. Approximately half of this space is subleased to third parties, and we are actively seeking to sublease the remaining unused space.

•	A lease on a 10,000 square foot facility located in Poway, California that we vacated in March 2001 with a monthly rent of approximately $9,400 expires in September 2003. This facility has been subleased to a third party for the remainder of the lease term, but we remain liable under the lease on a contingent basis.

•	A lease on a 45,000 square foot facility in Poway, California that we vacated in 2000 was assigned to a third party and we are contingently liable for the lease if the assignee defaults. This lease expires in January 2010 and has a current annual rent of approximately $464,000.

Following is a table that summarizes severance and facility exit restructuring charges and the associated accrual activity for the six months ended June 30, 2003 (in thousands):

	Severance and	Facility
	Benefits	Exit Costs	Total

Accrual balance, December 31, 2002	$—	$375	$375
Restructuring charge - severance and related costs	149	—	149
Cash payments	(42)	(22)	(64)

Accrual balance, March 31, 2003	107	353	460
Cash payments	(74)	(39)	(113)

Accrual balance, June 30, 2003	$33	$314	$347

We estimate that the accrued severance and facility exit costs at June 30, 2003 will be paid or utilized as follows: approximately $50,000 in the quarter ended September 30, 2003; approximately $25,000 per quarter for the following four quarters.

Other Income, net. Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $23,000 for the six months ended June 30, 2003 compared to $56,000 for the same period in 2002. Other income, net amounted to $6,000 for the quarter ended June 30, 2003 compared with $24,000 for the same period in 2002. The decreases in 2003 are attributable to lower average cash balances and generally lower interest rates in 2003 compared with the prior year.

Income Taxes. We maintain a valuation allowance against our deferred tax assets and do not intend to record any income tax expense or benefit until the company is consistently profitable on a quarterly basis. Therefore, no income tax benefit has been recorded for the three and six-month periods ended June 30, 2003 and 2002.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.2 million in the six months ended June 30, 2003. We used $1.2 million to fund operating activities during this period. The major components of cash flows from operating activities were a net loss of $1.1 million, a $0.5 million increase in accounts receivable and a $0.5 million decrease in accrued liabilities partially offset by non-cash depreciation and amortization expense of $0.6 million and a $0.3 million decrease in inventories. Accounts receivable increased primarily due to the timing of certain collections. We received approximately $0.7 million in payments at the end of December 2002 that resulted in a relatively low accounts receivable balance at the end of the fourth quarter. Inventories decreased in both the first and second quarters of 2003 as we continued inventory reduction initiatives first implemented during fiscal 2001. The decrease in accrued liabilities was attributed primarily to a $0.3 million reduction in outstanding customer deposits.

We believe our cash and short-term investments of $4.5 million at June 30, 2003 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. Historically we have supported our capital expenditure and working capital needs with cash generated from operations, and in future periods we expect to continue to do the same. However, a continuation of the current semiconductor equipment industry downturn and/or future industry cycles could affect the demand for our products, which could affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Future minimum annual lease payments under operating leases as of June 30, 2003 are as follows (in thousands):

2003 (six months)	$310
2004	574
2005	581
2006	116

Total minimum lease payments	$1,581

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under noncancellable subleases.

The above minimum lease payments do not include a facility lease that has been assigned to a third party and on which we remain contingently liable on a property located in Poway, California. The lease expires in January 2010 and minimum remaining payments amount to $3.4 million as of June 30, 2003.

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

Business Risks and Uncertainties

A number of risks and uncertainties exist which could impact our future operating results. Aetrium operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished. As a result of these business cycles, we have in the past, and will likely in the future, experience significant fluctuations in demand for the equipment we manufacture and sell. The semiconductor equipment industry has been in a prolonged downturn since late 2000. In response to this downturn, we have implemented various expense reduction measures, including workforce reductions, facility shutdowns, and employee wage reductions. Such actions could have long-term adverse effects on our business and competitiveness. Although there are indications of the beginning of a recovery in the semiconductor industry, the outlook for the global economy and the future demand for semiconductors and semiconductor equipment are uncertain. Recent global events, including conflicts in Iraq and elsewhere and the outbreak of Severe Acute Respiratory Syndrome (SARS) have further increased the uncertainties of the timing and strength of an industry recovery. If general economic and/or semiconductor industry business conditions remain weak, we could experience an extended period of low revenue levels that could require additional expense reduction measures and that could also have a negative impact on the realizability of certain assets, including inventories and long-lived intangible assets. We will continue to monitor business conditions and make additional adjustments to operations and/or asset values, if necessary.

Other risks and uncertainties include but are not limited to competition, reliance on significant customers, our success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating or restructuring acquired or existing operations, and other factors, including those set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2002.

We undertake no obligation to update the above information, including any forward-looking statements, in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. As of June 30, 2003, our portfolio consisted primarily of high quality taxable instruments, such as corporate notes and bonds, money market funds, and bank repurchase agreements, all with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

AETRIUM INCORPORATED

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

On May 21, 2003 the company held its Annual Shareholder Meeting at which the shareholders voted on the following matters:

	1.	The shareholders elected the following individuals to serve as members of the Board of Directors:

			With-
Votes:	For	Against	held	Non Vote

Joseph C. Levesque	8,687,327	0	265,691	0
Darnell L. Boehm	8,644,853	0	308,165	0
Terrence W. Glarner	8,712,845	0	240,173	0
Andrew J. Greenshields	8,717,044	0	235,974	0
Douglas L. Hemer	8,685,013	0	286,005	0

2.	The shareholders approved the Aetrium Incorporated 2003 Stock Incentive Plan as follows:

			With-
Votes:	For	Against	held	Non Vote

Approve the Aetrium Incorporated 2003 Stock Incentive Plan	3,170,947	971,884	30,348	4,837,602

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification by Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.3	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

On April 25, 2003, the Company filed a Current Report on Form 8-K that contained its press release regarding its financial results for the quarter ended March 31, 2003.

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED

(Registrant)

Date: August 13, 2003	By:	/s/ Joseph C. Levesque

Joseph C. Levesque Chairman of the Board, President, and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Paul H. Askegaard

Paul H. Askegaard Treasurer (principal financial and accounting officer)