Form 10-K
period 2003-12-31
AETRIUM INC
filed 2004-03-30
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2003, which is the last business day of the Registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq Stock Market was $13,931,000.

     As of March 19, 2004, 9,534,919 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held May 19, 2004 (the “2004 Proxy Statement”).

Form 10-K

For the fiscal year ended December 31, 2003

(i)

PART I

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth under the heading “Business Risks and Uncertainties” located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we may make on related subjects in future filings with the SEC. References in this Form 10-K to “Aetrium,” “the company,” “we” and “our,” unless the context otherwise requires, refer to Aetrium Incorporated and its consolidated subsidiaries and their respective predecessors.

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

     We have three principal product lines:

•	Test Handler Products. In terms of revenue, this is our largest product line. Our broad line of test handler products incorporates thermal conditioning, contacting and automated handling technologies to provide automated handling of ICs and discrete electronic components during production test cycles. We also offer change kits to adapt our test handlers to different device package configurations or to upgrade installed equipment for enhanced performance. Change kits represent a significant part of our revenue.

•	Semiconductor Automation Products. Some of our semiconductor automation products are sold to original equipment manufacturers, or OEMs, to be incorporated as the automated handling components of such OEMs’ own proprietary equipment for a variety of other IC processing requirements, such as marking, lead scanning, and lead trim and form. The rest of our semiconductor automation products are sold to semiconductor manufacturers and their subcontractors, and are used to automate the loading and unloading of burn-in boards and the transfer of ICs and discrete electronic components from one transport medium to another.

•	Reliability Test Equipment. The primary focus of our reliability test products is to provide IC manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

     Test handler products accounted for 52%, 51% and 53% of our net sales in 2003, 2002 and 2001, respectively. Semiconductor automation products accounted for 11%, 8% and 16% of our net sales in 2003, 2002 and 2001, respectively. Reliability test equipment accounted for 20%, 18% and 18% of our net sales in 2003, 2002 and 2001, respectively. Change kits and spare parts accounted for 17%, 23% and 13% of our net sales in 2003, 2002 and 2001, respectively.

     2003 was another year of tremendous challenge for us, as the semiconductor industry entered the third year of its worst downturn in 25 years. This downturn resulted in a decrease in sales in the TAP segment of the semiconductor equipment industry of approximately 70% from 2000 to 2002. We addressed this challenge through several restructuring and reorganizing actions that saved us over $16 million in operating expenses in 2003 compared to 2000 levels, reduced our workforce from 225 employees at the end of 2000 to 85 employees at the end of 2003, and maintained our working capital at levels that will support our growth as our industry recovers. At the same time, we continued our product development efforts, which were focused on the newest and fastest growing IC package types and the latest semiconductor processes. As 2003 progressed, conditions gradually improved in the semiconductor industry, and by year’s end the growing recovery in the semiconductor industry was fueling the beginnings of a recovery in the semiconductor equipment industry. We believe that the improvements we have made to our cost structure, the product introductions we made during the industry downturn and the working capital position we have been able to maintain position us to take full advantage of the industry upturn that we believe is now proceeding.

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

     In April 1997, we acquired a line of turret based test handler products through our purchase of the assets of Forward Systems Automation, Inc., which we have since expanded and advanced through internal product development. This line of test handlers addresses discrete electronic components and small ICs, including the fastest growing and newest IC package types. We manufacture this product line at our Dallas operations.

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

     In April 1988, we acquired the core products of our 5050 series of gravity feed test handlers through our acquisition of Electro-Mechanical Systems, Inc. Since then, through internal development we have expanded this series of products and developed and introduced the 55V6 series of gravity feed test handlers. Both series include a full range of thermal conditioning capabilities, contactors and change kits for a wide range of IC package types. We sell these products into the largest and fastest growing IC market segments. We manufacture our gravity feed test handlers at our North St. Paul operations.

     We were incorporated in Minnesota in December 1982. Our executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109. Our telephone number is (651) 770-2000. Our web site address is www.aetrium.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K.

Financial Information About Segments

     Since our inception, we have operated in the single industry segment of supplying electromechanical equipment to the semiconductor industry. Our financial results are set forth in Items 6 and 15 of this Annual Report on Form 10-K.

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

     Our gravity feed test handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. These handlers adapt to “plunge to board"-type contacting and third party contactors, as well as our internally developed proprietary contactors, providing cost-effective solutions to a wide range of customer test requirements. In “plunge to board"-type contacting, the IC is placed directly against the test head with no intermediary sockets or connections, which is particularly well suited for high performance ICs. Our gravity feed test handlers can heat or cool the ICs being tested to any test temperature from -55 degrees C to +155 degrees C. They use mechanical refrigeration to cool ICs, which is more economical than liquid nitrogen, commonly used as a refrigerant in competing handlers. Our principal gravity feed test handlers include:

•	55V6 Series. First introduced in 2002, our newly developed 55V6 Series of single and dual site gravity feed test handlers for analog and logic IC applications addresses a wide range of IC packages including SOPs and MLPs. The 55V6 Series is an advancement over our 5500 Series first introduced in 2000, and offers a smaller footprint, a vertical backplane that can accommodate any size of test head, and our high speed test site actuator with an effective throughput rate of up to 12,000 devices per hour per test site.

•	55V8 Series. Currently in prototype evaluation and verification, our 55V8 Series of single, dual and quad site gravity feed test handlers for analog and logic IC applications addresses a wide range of IC packages including SOPs and MLPs. The 55V8 Series offers the advantages of the 55V6 Series, including our high speed test site actuator.

•	5050 Series. Our 5050 Series of gravity feed test handlers for analog and logic IC applications addresses a wide range of SOP package types. In addition to single test site capability, we offer dual test site and quad test site capability within our 5050 Series of handlers to increase productivity and reduce testing costs in certain applications.

     Turret Based Test Handlers

     Turret based test handlers have a series of pickup heads that rotate around a fixed axis and move devices from station to station. They are typically configured for bowl feed input and tape and reel output, although they can be configured for tube or tray input and tube or tray output. One or more stations on turret based handlers are used for testing ICs and discrete electronic components. Stations on turret based handlers can also be used for additional process steps such as marking and inspection. Turret based handlers are well suited for discrete electronic components and smaller ICs that are difficult to handle in gravity feed handlers because of their size and small mass, and are well suited for MLPs because they can be handled in bulk. Turret based handlers are typically more costly than gravity feed handlers, but typically offer higher throughput rates than gravity feed handlers.

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

     Our pick-and-place test handlers can be configured for a wide variety of analog and logic ICs in SOP, QFP, BGA, CSP and PGA packages. Using a conventional thermal chamber technique, these handlers can heat or cool the devices being tested to any test temperature from -55 degrees C to +155 degrees C. These handlers are configured and equipped to safely and reliably handle the most fragile IC packages. Devices are transported with their leads up, virtually eliminating the possibility of lead damage. These handlers feature “plunge to board"-type contacting, and can be modified with change kits, typically within 15 minutes, to accommodate nearly every IC package configuration being manufactured in volume today. Our principal pick-and-place handlers include:

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

     The Automation Modules can be readily assembled into systems configured to provide nearly any IC routing pattern required by an IC processing application, and can be readily integrated as a component of the processing equipment. This generic nature of the Automation Modules allows us to provide a versatile, cost effective automation solution to IC processing equipment OEMs that meets the handling automation challenges presented by more fragile IC package types. The Automation Modules can also be adapted to provide an automated linkage between IC manufacturing processes, thus offering the potential for seamless automated handling of ICs from trim and form to packaging for shipment.

     Model M5 Taping System

     We introduced our Model M5 Taping System in 2002 to address requirements for automated equipment to transfer smaller electronic devices from transport media such as bulk, tray or tube to tape and reel for shipment. The system is designed specifically to handle a wide variety of the new leadless MLP packages, others of the smallest sizes of IC packages, and discrete electronic component package types. The system was developed from our turret based test handler technologies, and can be configured to include vision inspection processes.

Reliability Test Equipment

     The IC industry’s demand for higher performance devices through smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs, including a continuing migration to copper materials for the increasingly minute circuitry of devices. These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes. Our reliability test equipment product line enables IC manufacturers to force and measure precise levels of voltage and current through ICs, collect and analyze relevant data, and predict lifetime performance of ICs. This equipment can be utilized to perform reliability testing of packaged and unpackaged ICs. We have reliability test equipment installed at 19 of the top 20 semiconductor manufacturers in the world.

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

Competition

     The semiconductor capital equipment market is highly competitive. In the market for test handler products, we compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have. Some of these companies manufacture and sell both testers and test handlers. The particular companies with which we compete vary with our different markets, with no one company dominating the overall test handler market. The companies with which we compete most directly in the surface mount IC test handler market include Cohu, Inc., Multitest Electronic Systems GmbH and Rasco AG. We also compete with Ismeca S.A., SRM Technology (M) Sdn Bhd and Tesec Corporation in the market for turret based test handlers.

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

     Certain components used in our products, including certain contactor components, printed circuit boards and refrigeration systems, are currently available from only a limited number of sources. We do not maintain long-term supply agreements with most of our suppliers, and we purchase most of our components through individual purchase orders. We may not always be able to replace all of our suppliers within a time period consistent with our business requirements. We attempt to keep an adequate supply of critical components in our inventory to minimize any significant impact the loss of a supplier may cause.

Customers

     We rely on a limited number of customers for a substantial percentage of our net sales. In 2003, Maxim Integrated Products, Inc. and MB Electronique S.A. each accounted for more than 10% of net sales. Maxim Integrated Products, Inc. also accounted for more than 10% of net sales in 2002 and 2001. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

Sales and Marketing

     We market our products through a combination of direct salespeople, domestic independent sales representatives and international distributors. Our direct sales organization, comprised of eight salespeople, is responsible for most domestic sales, and coordinates the activities of our domestic independent sales representatives and international distributors and actively participates with them in selling efforts. This enables us to establish strong direct ties with our customers.

     We maintain sales and service locations in North St. Paul, Minnesota, Santa Clara, California, San Diego, California, Dallas, Texas, Boise, Idaho, and Saugus, Massachusetts. As of December 31, 2003, we had international distributors located in the United Kingdom, France, Germany, Italy, Korea, Japan, Taiwan, Hong Kong, China, Thailand, Malaysia, Singapore and the Philippines.

     Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our domestic independent sales representatives, international distributors and direct salespeople.

     International shipments accounted for 54%, 59% and 37% of our net sales in 2003, 2002 and 2001, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites, particularly the Automation Modules product line that is sold on an OEM basis. Most of our international shipments are made to international sites of U.S. semiconductor manufacturers, although there is a growing foreign customer base included in our international sales.

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

Research and Development

     We believe we must continue to enhance, broaden and modify our existing product lines to meet the constantly evolving needs of the semiconductor equipment market. To date, we have relied both on internal development and acquisitions of technology and product lines to extend our product lines, increase our customer base and avoid reliance on any single semiconductor equipment market segment. Our research and development is conducted at both our North St. Paul, Minnesota and Dallas, Texas facilities. Due to the record industry downturn that extended into 2003 and the resulting decline in and continuing low level of our revenues, we significantly reduced our levels of research and development spending during this period and focused our available resources on product development with near term revenue potential. In 2003, we concentrated our new product development efforts on:

•	developing the 55V8 Series quad test site gravity feed handlers;

•	adapting our high speed test site actuator for the 55V8 Series of test handlers;

•	developing additional input capability for the Model 8832 test handler;

•	developing a new model burn in board loader/unloader for the 4800 Series; and

•	developing additional test capabilities for our 1164 Series of reliability test equipment for the latest generations of copper, gate oxide and transistor device technologies.

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

     We expense all research and development costs, including costs for software development, as incurred. In 2003, 2002 and 2001, our expenses relating to research and development were approximately $2.6 million, $2.3 million and $4.7 million, respectively. Over time, our objective is to invest approximately 13% to 15% of our net sales in research and development, although the percentage may be higher in periods of reduced sales, such as 2003 where our research and development spending as a percentage of net sales was 19%. We employed 25 engineering personnel as of December 31, 2003.

Intellectual Property

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

Backlog

     Our backlog was $6.4 million at the end of 2003 and $2.3 million at the end of 2002. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenue or earnings. We expect to ship in 2004 all of our backlog as of the end of 2003.

Employees

     As of December 31, 2003, we had 85 employees, consisting of 32 in manufacturing, 25 in engineering and product development, 16 in sales, marketing and customer service, and 12 in general administration and finance. None of our employees is represented by a labor union or is subject to any collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

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

ITEM 2. PROPERTIES.

     We conduct our corporate functions and manufacturing, product development, sales, marketing and field service activities in North St. Paul, Minnesota. We currently occupy approximately 45,000 square feet in North St. Paul under a lease that expires in February 2006. We have an option under the lease, exercisable at any time during the initial lease term, to require construction of approximately 45,000 additional square feet for lease at the same rental rate. We also conduct manufacturing, product development, sales, marketing and field service activities in approximately 29,400 square feet in Dallas, Texas, under a lease that expires in April 2006.

     We also have the following continuing lease obligations:

•	We vacated a 30,000 square foot facility that is adjacent to our North St. Paul facility in June 2001 when we consolidated our North St. Paul operations into a single building. This facility is under a lease that expires in February 2006. Approximately two-thirds of this space is currently subleased to third parties, and we are actively seeking to sublease the remainder. We remain liable under the lease, on a contingent basis, for the portion of this facility that is subleased.

•	We vacated a 45,000 square foot facility in Poway, California in 2000. This lease expires in January 2010. Approximately half of this space is currently subleased to third parties, and we are actively seeking to sublease the remainder. We remain liable under the lease, on a contingent basis, for the portion of this facility that is subleased.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to, and none of our property is the subject of, any material pending legal, governmental, administrative or other proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal year 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our executive officers, their ages and the offices they held as of March 1, 2004 are as follows:

Name	Age	Position
Joseph C. Levesque	59	Chairman of the Board, President and Chief Executive Officer
Douglas L. Hemer	57	Chief Administrative Officer, Secretary and Director
Daniel M. Koch	50	Vice President — Worldwide Sales
John J. Pollock	44	Vice President — General Manager, North St. Paul Operations
Keith E. Williams	60	President — Dallas Operations
Paul H. Askegaard	52	Treasurer

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

     Mr. Koch has served as our Vice President — Worldwide Sales since March 1991. From March 1990 to March 1991, Mr. Koch served as the Vice President of Sales of Summation, Inc., a company involved with the testing of IC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as Vice President of Sales of Micro Component Technology, Inc.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003	High	$1.06	$1.76	$2.78	$4.20
	Low	$0.70	$0.88	$1.26	$2.06
Fiscal 2002	High	$2.78	$2.87	$1.35	$1.20
	Low	$1.16	$1.25	$0.98	$0.65

Holders

     As of March 19, 2004, there were approximately 225 shareholders of record. We estimate that an additional 3,500 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Dividends

     We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sale of Unregistered Securities

     We did not have any unregistered sales of equity securities during fiscal year 2003.

ITEM 6. SELECTED FINANCIAL DATA.

     You should read the Selected Financial Data presented below in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Five Year Summary
(in thousands, except per share data)

Year ended December 31,	2003	2002	2001	2000	1999[8]
Statement of operations data:
Net sales	$14,089	$12,688	$20,014	$46,052	$37,188
Loss from operations	(1,600)[1,2]	(3,336)[2,3]	(11,143)[2,5]	(7,423)[2,6]	(15,628)[2]
Loss before cumulative effect of a change in accounting principle	(1,559)[1,2]	(2,806)[2,3]	(10,669)[2,5]	(21,705)[2,6,7]	(9,013)[2]
Cumulative effect of a change in accounting principle	—	(6,486)[4]	—	(824)[8]	—
Net loss	(1,559)[1,2]	(9,292)[2,3,4]	(10,669)[2,5]	(22,529)[2,6,7,8]	(9,013)[2]
Per basic and diluted share:
Loss before cumulative effect of a change in accounting principle	(0.16)	(0.30)	(1.13)	(2.29)	(0.95)
Cumulative effect of a change in accounting principle	—	(0.68)	—	(0.09)	—
Net loss	$(0.16)	$(0.98)	$(1.13)	$(2.38)	$(0.95)
Weighted average common shares outstanding (basic and diluted)	9,477	9,476	9,438	9,466	9,470

December 31,	2003	2002	2001	2000	1999
Balance sheet data:
Total assets	$16,469	$18,081	$29,386	$44,374	$63,604
Long-term debt, less current portion	—	—	—	—	—

1.	Includes a $0.1 million restructuring charge. See Note 6 to the Consolidated Financial Statements.

2.	As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded no goodwill amortization expense in 2002 or 2003. Goodwill amortization expense amounted to $0.7 million in 2001, $0.7 million in 2000, and $0.9 million in 1999. See Note 5 to the Consolidated Financial Statements.

3.	Includes a $0.7 million goodwill impairment charge. See Note 5 to the Consolidated Financial Statements.

4.	Includes a $6.5 million goodwill impairment charge recorded as a cumulative effect of a change in accounting principle. See Note 5 to the Consolidated Financial Statements.

5.	Includes pre-tax charges of $3.7 million for inventory excess and obsolescence charges and $2.2 million for unusual charges related to restructuring costs and asset write-downs. See Notes 6 and 7 to the Consolidated Financial Statements.

6.	Includes pre-tax charges of $1.7 million for inventory excess and obsolescence charges and $4.1 million for unusual charges related to restructuring costs and asset write-downs.

7.	Includes a $17.3 million charge to record a valuation reserve against deferred tax assets. See Note 14 to the Consolidated Financial Statements.

8.	In 2000, we implemented a change in accounting for revenue for certain types of equipment sales. The cumulative effect of the change in accounting principle was an after-tax charge of $0.8 million. Unaudited estimated pro forma results if the accounting change was in effect for the year ended December 31, 1999 would have been as follows:

1999
Unaudited pro forma (in thousands, except per share data):
Net sales	$39,575
Net loss	(8,497)
Net loss per diluted share	$(0.90)

Quarterly Financial Data (Unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003 Net sales	$3,070	$3,243	$3,325	$4,451
Gross profit	1,571	1,665	1,737	2,467
Net income (loss)[1]	(630)	(511)	(516)	98
Net income (loss) per share (basic and diluted)	(0.07)	(0.05)	(0.05)	0.01
2002 Net sales	$3,117	$3,177	$3,219	$3,175
Gross profit	1,706	1,744	1,727	1,591
Loss before cumulative effect of a change in accounting principle [2]	(661)	(583)	(215)	(1,347)
Net loss [3]	(7,147)	(583)	(215)	(1,347)
Net loss per share before cumulative effect of a change in accounting principle (basic and diluted)	(0.07)	(0.06)	(0.02)	(0.14)
Net loss per share (basic and diluted)	(0.75)	(0.06)	(0.02)	(0.14)

1.	Includes a $0.1 million restructuring charge in the first quarter related to a workforce reduction. See Note 6 to the Consolidated Financial Statements.

2.	Includes an income tax benefit of $0.4 million in the third quarter related to a refund and a goodwill impairment charge of $0.7 million in the fourth quarter. See Notes 5 and 14 to the Consolidated Financial Statements.

3.	Includes a $6.5 million charge related to a change in accounting principle in the first quarter, an income tax benefit of $0.4 million in the third quarter related to a refund and a goodwill impairment charge of $0.7 million in the fourth quarter. See Notes 5 and 14 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:

     Aetrium designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test semiconductor and passive electronic devices, such as integrated circuits, or ICs, and discrete electronic components.

     The semiconductor capital equipment industry is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of contraction and significant declines in revenue. General industry conditions and the demand for Aetrium’s products can fluctuate significantly from period to period as a result of numerous factors, including but not limited to changes in U.S. and worldwide economic conditions, supply and demand for ICs and discrete electronic components, changes in semiconductor manufacturing capacity, advancements in industry technologies and competitive factors. For these and other reasons, our operating results for 2001, 2002 and 2003 may not be indicative of future operating results.

     Following a very strong year in calendar 2000, the semiconductor equipment industry experienced a deep and prolonged business downturn during the three-year period ended December 31, 2003. During most of this period, U.S. and global economic conditions were generally weak and many semiconductor manufacturers experienced significantly reduced demand for their products, resulting in elevated inventory levels and significant excess production capacity. These factors led to a dramatic cutback in capital spending, resulting in the most severe downturn in the history of the semiconductor equipment industry.

     In 2001, semiconductor manufacturers experienced a significant decrease in demand for their products. For only the second time in 25 years, fewer ICs and discrete electronic components were shipped than the year before, as unit sales of ICs and discrete electronic components fell by 21%. This led semiconductor manufacturers to sharply reduce capital spending and reschedule or cancel many existing equipment orders. Revenues for the test, assembly and packaging, or TAP, segment of the semiconductor equipment industry dropped approximately 61% in 2001 from 2000 levels. Aetrium’s revenues decreased each quarter in 2001 and our revenues for the year were down 57% compared with 2000.

     Generally weak industry conditions continued into the first quarter of 2002. In the second quarter, many semiconductor manufacturers began to experience stronger demand for ICs and improvements in capacity utilization. However, the anticipated recovery stalled in the second half of the year amid weakening economic conditions, concerns about war and lower consumer demand for products containing ICs and discrete electronic components. As a result, revenues for the TAP segment of the semiconductor industry dropped an additional approximately 21% from 2001 totals, for an aggregate decrease of approximately 70% from 2000 levels. In 2002, Aetrium’s revenues continued to decline in the first quarter compared to the fourth quarter of 2001 and quarterly revenues remained relatively flat through the remainder of the year. Our 2002 revenues of $12.7 million were down 37% compared with 2001 and down 72% compared with 2000.

     In 2003, semiconductor industry business conditions remained very weak although there were signs of improvement as the year progressed, including increasing shipments of semiconductors, decreasing inventory levels, improving capacity utilization rates and an improving economic climate. As the end of the year approached, these factors led to increased capital spending at levels that suggest the beginning of an industry recovery. Aetrium’s revenues remained relatively flat through the first three quarters of 2003 and increased in the fourth quarter as equipment orders increased significantly. As a result of the stronger fourth quarter, our 2003 revenues of $14.1 million were up 11% compared with 2002, which was comparable to the percentage increase in capital spending by the worldwide semiconductor industry as a whole in 2003.

Critical Accounting Policies and Estimates:

     Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to revenue recognition, bad debts, inventories, intangible assets, goodwill, warranty obligations, and income tax accounting.

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

     We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of December 31, 2003, our allowance for doubtful accounts was $0.2 million.

     We establish valuation reserves on our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required. As of December 31, 2003, our inventory excess and obsolescence reserve was $3.4 million.

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at the beginning of the fiscal year in which the standard is adopted and at least annually thereafter. SFAS 142 requires a two-step process in the review of goodwill for impairment. Step one requires that we compare the fair value of our single reporting unit (i.e., Aetrium) with the net carrying value of our assets, including goodwill. If our fair value is less than our net asset carrying value, we perform the second step of the impairment test. In step two, we compare the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. At January 1, 2002, we determined that the carrying value of our goodwill exceeded its implied fair value by $6.5 million and recorded a goodwill impairment charge in that amount. At December 31, 2002, we determined that the carrying value of our goodwill exceeded its implied fair value by $0.7 million and recorded a goodwill impairment charge in that amount. As of December 31, 2002, after recording the goodwill impairment charge at that date, we had no remaining goodwill balance.

     We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. During 2002, as a result of our identified impairment of the carrying value of goodwill, we reviewed our identifiable intangible and other long-lived assets for potential impairment and concluded that the carrying value of these assets was not impaired. As of December 31, 2003, the carrying value of our identifiable intangible assets was $1.7 million.

     We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of December 31, 2003, our warranty reserve was $0.2 million.

     Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the fourth quarter of 2000, in accordance with SFAS No. 109, “Accounting for Income Taxes,” due to then recent operating losses, reduced sales order activity in late 2000, and weakening industry conditions in early 2001, we recorded a valuation allowance against our deferred tax assets. If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit. As of December 31, 2003, our valuation allowance was $25.6 million.

Results of Operations:

     Selected statement of operations items as a percentage of our net sales for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	47.2	46.7	65.1

Gross profit	52.8	53.3	34.9

Operating expenses:
Selling, general and administrative	44.4	55.9	56.1
Research and development	18.8	18.1	23.5
Goodwill impairment charge	—	5.6	—
Unusual charges	1.0	—	11.0

Total operating expenses	64.2	79.6	90.6

Loss from operations	(11.4)	(26.3)	(55.7)
Other income, net	.3	.7	1.3

Loss before income taxes	(11.1)	(25.6)	(54.4)
Income tax benefit	—	3.5	1.1

Net loss before cumulative effect of a change in accounting principle	(11.1)	(22.1)	(53.3)
Cumulative effect of a change in accounting principle	—	(51.1)	—

Net loss	(11.1)%	(73.2)%	(53.3)%

Net Sales:

     Our net sales by product line as a percentage of total sales for 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Test handlers	52%	51%	53%
Semiconductor automation products	11	8	16
Reliability test equipment products	20	18	18
Change kits and spare parts	17	23	13

Total	100%	100%	100%

     Aetrium’s net sales increased to $14.1 million in 2003 compared with $12.7 million in 2002, an increase of 11%. Quarterly revenue levels were relatively flat in the first three quarters of the year, ranging from $3.1 to $3.3 million, and were comparable to revenue levels in each of the first three quarters of 2002. Orders for new equipment increased significantly late in the year with net sales amounting to $4.5 million in the fourth quarter. For the year, equipment net sales increased across all product lines. Test handler net sales, representing 52% of total net sales, increased 12% compared to 2002. Net sales of our semiconductor automation products, representing 11% of total net sales, increased 61% with increases in sales of both burn-in board loaders/unloaders and automation products to OEM customers. Net sales of our reliability test equipment, representing 20% of total net sales, increased 26% in 2003 compared to 2002. Net sales of change kits and spare parts, representing 17% of total net sales, decreased 23% compared to 2002.

     Our net sales decreased to $12.7 million in 2002 compared with $20.0 million in 2001, a decrease of 37%. Quarterly revenues were relatively flat during 2002, ranging from $3.1 to $3.2 million. Equipment net sales decreased across all product lines in 2002 as a result of the prolonged downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001 and 2002. Net sales of test handlers, representing 51% of total net sales in 2002, decreased 39% relative to 2001. Net sales of our reliability test equipment decreased 36% in 2002 compared to 2001. Net sales of our semiconductor automation products decreased because of a sharp decline in sales of burn-in board loaders as well as a reduction in sales to OEM customers, whose businesses had also been adversely impacted by the industry downturn. Net sales of spare parts and change kits increased 13% in 2002 from 2001 levels, reflecting improving capacity utilization for some customers and certain product applications.

Gross Profit:

     Gross profit, as a percentage of net sales, was 52.8% in 2003 compared with 53.3% in 2002 and 34.9% in 2001. Results for 2001 included an inventory write-down of $2.7 million recorded in the fourth quarter. At that time, following the terrorist attacks of September 11, 2001 and the ensuing economic uncertainties, industry forecasters predicted that a significant recovery of the semiconductor equipment industry would not occur for at least six months and any improvement would be gradual. Based on these forecasts, we determined that by the time significant capacity requirements emerged for mature IC packages, some of our older products focused on those applications would be superceded by our newer products and those of our competitors. Accordingly, we wrote down the value of our inventories in 2001 for these older products to their estimated net realizable values based upon a revised expectation of limited future sales of these products. The write-down amount was determined through a detailed analysis of inventories with consideration given to anticipated usage through future equipment and spares sales, and the potential use of common parts in other products. This write-down reduced our 2001 gross profit by 13.5%.

     Gross margins decreased in 2003 compared to 2002 primarily due to a higher mix of automation equipment sales and a lower mix of change kits and spare parts sales. Gross margins improved in 2002 relative to 2001 despite lower revenue levels primarily due to lower costs resulting from restructuring activities, including the restructuring of our North St. Paul, Minnesota operations in December 2001, which resulted in lower costs for all of 2002.

Selling, General and Administrative Expenses:

     Selling, general and administrative, or SG&A, expenses were $6.2 million in 2003 compared with $7.1 million in 2002 and $11.2 million in 2001. In 2003, wages decreased approximately $0.1 million due to a workforce reduction early in the year. Commissions expense decreased approximately $0.2 million in 2003 partially due to the termination of our U.S. independent sales representatives in 2002, although in the second half of 2003 we re-signed an independent representative in one domestic territory. Warranty expense decreased approximately $0.3 million in 2003 due to reduced warranty claims resulting from product improvements and the settlement of a warranty claim with a customer. The decrease in SG&A expenses in 2002 compared with 2001 resulted primarily from a full year of cost savings realized from the restructuring activities implemented in 2001, including workforce reductions, the closing of our Poway, California facility, the consolidation of our North St. Paul, Minnesota operations into a single facility, and the reorganization of our North St. Paul, Minnesota operations. Workforce reductions during 2001 resulted in a decrease in the number of our SG&A employees from 70 at December 31, 2000 to 42 at December 31, 2001. Commissions expense decreased in 2002 due to lower sales volume and savings realized from the termination of our U.S. independent sales representatives early in the year. In addition, we recorded no goodwill amortization expense in 2002 compared with $0.7 million in 2001 due to the implementation of SFAS No. 142 as explained in Note 5 to our consolidated financial statements.

Research and Development Expenses:

     Research and development expenses were $2.6 million in 2003 compared with $2.3 million in 2002 and $4.7 million in 2001. The increase in 2003 relative to 2002 is attributed to higher materials costs of approximately $0.1 million and higher contract services of approximately $0.2 million primarily associated with the development of our new Model 55V8 test handler. The decrease in 2002 research and development expenses relative to 2001 reflects reductions in wages, materials and contract services, including a full year of cost savings realized from restructuring activities implemented in 2001. Workforce reductions during 2001 resulted in a decrease in the number of research and development employees from 62 at December 31, 2000 to 26 at December 31, 2001. As a percentage of net sales, research and development expenses were 18.8%, 18.1% and 23.5% in 2003, 2002 and 2001, respectively, which were periods of reduced sales due to the industry downturn. If industry conditions continue to improve and our revenues increase accordingly, we would expect future research and development expenses to approximate 13% to 15% of net sales.

Goodwill Impairment Charges:

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

     Aetrium completed its annual goodwill impairment test at December 31, 2002, again using the prescribed two-step process. We completed step one of the impairment test by comparing the fair value of Aetrium with the net carrying value of our assets, including goodwill. The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium consistent with that applied in performing our impairment test at January 1, 2002. Since the carrying value of our net assets exceeded their fair value, indicating potential impairment, we completed the second step of the test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $0.7 million. This impairment charge is included in operating expenses in our consolidated statement of operations for the year ended December 31, 2002. We believe that the following were the most significant factors that led to the decrease in the public trading market value of our common stock in 2002 and the resulting goodwill impairment: the continued weakness of the world economies; the possibility and uncertainty of war with Iraq; the continued depressed average selling prices and excess capacity in the semiconductor industry; the resulting continuation of a record downturn in the semiconductor equipment industry; the impact of these factors on our financial position and the results of our operations; and the decline in the public trading market value of semiconductor equipment companies in general in 2002.

     The change in the carrying amount of goodwill for the year ended December 31, 2002 was as follows (in thousands):

Goodwill balance at December 31, 2001		$7,140
Intangible assets reclassified to goodwill at January 1, 2002 upon the adoption of SFAS 142		52
Goodwill impairment charges:
-	Impairment charge recorded as a change in accounting principle upon the adoption of SFAS 142	(6,486)
-	Impairment charge recorded at December 31, 2002 upon the completion of annual impairment test	(706)

Goodwill balance at December 31, 2002		$—

Unusual Charges:

     Aetrium has been significantly impacted by the prolonged downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001, 2002 and into 2003. During this period, we implemented a number of actions to improve operating efficiencies and reduce costs, including restructuring of operations, workforce reductions, and facility consolidations.

Fiscal 2003

     In the quarter ended March 31, 2003, we terminated 6 employees in sales, engineering, and administration. We recorded severance and related costs of $149,000 in connection with this workforce reduction, which amount is included in the unusual charges caption in our statement of operations. The workforce reduction resulted in quarterly cost savings of approximately $129,000.

Fiscal 2001

     During 2001, we completed the transfer of our operations in Poway, California to North St. Paul, Minnesota; we restructured our operations in Minnesota; we reduced our facility costs through the consolidation of operations; and we significantly reduced our workforce. Unusual charges recorded in 2001 related to these activities were as follows (in thousands):

Restructuring charges:
Severance and related charges	$928
Facility exit charges:
North St. Paul, MN facility	606
Grand Prairie, TX facility – accrual increase	193

Total restructuring charges	1,727
Write-down of equipment and leaseholds	215
Moving expenses and other transition costs	261

Total unusual charges	$2,203

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

     Aetrium conducted operations in a leased facility in Grand Prairie, Texas until that business was transferred to our Dallas, Texas facility in early 2000. We recorded a facility exit charge in 2000 related to the vacated Grand Prairie facility, for which the lease term ended in June 2003. In late 2001, due to our inability to locate a subtenant and due to weakening economic conditions at the time, we recorded an additional facility exit charge of $193,000 to cover the non-cancelable lease payments and other costs we estimated we would incur until a subtenant could be found. In May 2002, we negotiated an early termination of the lease for a payment of $99,000.

     In 2001, we incurred moving and other transition costs of $261,000 related to restructuring our operations. Approximately $203,000 was incurred in the first quarter related primarily to the relocation and other final costs associated with completing the transfer of operations from Poway, California to North St. Paul, Minnesota. An additional $58,000 was related to moving expenses incurred in the second quarter when we combined our operations in Minnesota from two buildings into one.

     The following table summarizes severance and facility exit restructuring charges and the associated accrual activity for the three years ended December 31, 2003 (in thousands):

	Severance &	Facility
	Related Costs	Exit Costs	Total
Accrual balance, December 31, 2000	$491	$305	$796
Severance and related charges	928	—	928
Facility exit charges:
North St. Paul, MN facility	—	606	606
Grand Prairie, TX facility – accrual increase	—	193	193
Cash payments	(1,015)	(400)	(1,415)

Accrual balance, December 31, 2001	404	704	1,108
Cash payments	(404)	(329)	(733)

Accrual balance, December 31, 2002	—	375	375
Severance and related charges	149	—	149
Cash payments	(149)	(151)	(300)

Accrual balance, December 31, 2003	$—	$224	$224

The remaining $224,000 accrual for facility exit costs at December 31, 2003 is primarily related to the vacated building in North St. Paul, Minnesota. We estimate the accrual will be utilized at the rate of approximately $25,000 per quarter.

Other Income, Net:

     Other income, net, which consists primarily of interest income from the investment of excess funds, amounted to $41,000 in 2003, compared with $91,000 in 2002 and $248,000 in 2001. The decreases are attributable to lower average cash balances during each year and generally declining interest rates.

Income Taxes:

     In 2000, due to then recent operating losses and weakening industry conditions in late 2000 and early 2001, we recorded a valuation allowance against our deferred tax assets and we determined that we would not record any income tax expense or benefit in the future until we are consistently profitable on a quarterly basis. Therefore, no income tax benefit related to current operations was recorded in 2001 through 2003. However, we did record income tax benefits of $0.4 million in the third quarter of 2002 and $0.2 million in the third quarter of 2001 related to refunds of income taxes paid and expensed prior to 2001. The refund claim in 2002 resulted from Federal income tax law changes incorporated in the Job Creation and Worker Assistance Act enacted in 2002.

Financial Condition, Liquidity and Capital Resources:

     Cash and cash equivalents decreased by approximately $1.7 million in 2003 to $4.1 million at December 31, 2003. We used $1.5 million to fund operating activities during this period. The major components of cash flows used in operating activities were a net loss of $1.6 million, a $1.7 million increase in accounts receivable and a $1.0 million decrease in accrued liabilities partially offset by non-cash depreciation and amortization expense of $1.1 million, a $0.6 million decrease in inventories, and a $0.9 million increase in accounts payable. Accounts receivable increased $1.7 million primarily due to a 40% increase in net sales in the fourth quarter of 2003 compared with the fourth quarter of 2002 and also due to the timing of certain collections. We received approximately $0.7 million in customer payments at the end of December 2002 that resulted in a relatively low accounts receivable balance at December 31, 2002. Although we increased inventory purchases in December 2003 to support increased order activity, inventory levels decreased throughout 2003 as we continued inventory reduction initiatives first implemented during fiscal 2001. Accounts payable increased primarily due to increased inventory purchases in the fourth quarter of 2003 as discussed above. Accrued liabilities decreased primarily due to a reduction in deferred revenue associated with two equipment sales for which a total of $0.6 million in progress payments was received prior to December 31, 2002 and revenue was recognized in 2003 upon final acceptance of the equipment.

     Cash and cash equivalents decreased by $1.4 million in 2002 to $5.8 million at December 31, 2002. We used $1.3 million of cash in operating activities in 2002. The major components of cash flows used in operating activities were a net loss of $9.3 million and decreases in other accrued liabilities of $1.9 million, partially offset by $7.2 million in non-cash goodwill impairment charges, $1.3 million in non-cash depreciation and amortization expense and a decrease in inventories of $1.5 million. The decrease in other accrued liabilities reflects payments of accrued severance and other restructuring costs during the year and a decrease in customer deposits and deferred revenue due primarily to lower sales volumes. Inventories decreased throughout 2002 as a result of deliberate inventory reduction initiatives implemented beginning in 2001.

     Cash and cash equivalents decreased by $2.0 million in 2001 to $7.2 million at December 31, 2001. We used $1.9 million of cash in operating activities in 2001. The major components of cash flows used in operating activities were a net loss of $10.7 million and decreases in accounts payable of $3.2 million, accrued compensation of $1.0 million, and other accrued liabilities of $1.9 million, partially offset by $2.2 million in non-cash depreciation and amortization expense, write-downs of the carrying value of inventories of $3.7 million, restructuring charges of $1.7 million and a decrease in accounts receivable of $6.5 million. The decreases in accounts payable and accounts receivable are primarily attributable to lower production and revenue levels in late 2001 compared to the prior year due to the severe downturn in the semiconductor industry. The decrease in accrued compensation is due to workforce reductions and wage reductions we implemented in 2001 in response to the semiconductor industry downturn.

     Our use of cash in investing activities in 2003, 2002 and 2001 related principally to expenditures for equipment, which amounted to $163,000, $41,000, and $71,000, respectively. In the fourth quarter of 2003, we purchased equipment for approximately $140,000 to upgrade our data processing capabilities at our North St. Paul, Minnesota facility. In November 2001, we purchased 426,410 shares of our common stock for $544,000 from a shareholder group. In December 2001, we sold the same number of shares of our stock to the same group for the same purchase price.

     In addition to the data processing equipment purchased for our North St. Paul facility in the fourth quarter of 2003, we expect to spend approximately $100,000 in the first quarter of 2004 for additional equipment, including equipment to upgrade our data processing capabilities at our Dallas, Texas facility. In January 2004, we obtained a demand bank loan that provides for borrowings of up to $190,000 to finance these equipment purchases. Such borrowings bear interest at prime plus 1.5% and are due on July 16, 2004. The prime interest rate was 4.0% at the inception of the loan. The loan agreement provides that we may, at our option, convert any borrowings under the loan agreement to a long term installment loan bearing interest at prime plus 1.5%, with a minimum rate of 5.5% and maximum rate of 7.5%. Accordingly, prior to June 30, 2004, we expect to convert borrowings under the agreement to a five-year term loan with principal and interest installments payable monthly.

     With the exception of the data processing upgrades discussed above, we do not anticipate significant capital spending in the next twelve months. Historically we have supported our capital expenditure and working capital needs with cash generated from operations and, in recent periods, with our existing cash and cash equivalents. We believe our cash and cash equivalents of $4.1 million at December 31, 2003 and the equipment financing described above will be sufficient to meet capital expenditure and working capital needs at least through 2004. However, if the apparent industry recovery proves to be unsustainable and/or other factors, including future industry cycles, negatively impact the demand for our products, future cash flows could be adversely affected. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

     As of December 31, 2003, we had no outstanding long-term debt. We do not presently have a bank line of credit or other working capital financing. However, we have had preliminary discussions with banks regarding obtaining such financing if the need should arise. Although we believe we will be able to secure such financing to fund future growth if needed, there can be no assurance that such financing will be available with terms favorable to Aetrium or at all.

     Our contractual obligations as of December 31, 2003 are summarized below (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2004	2005	2006
Non-cancelable operating leases	$1,258	$574	$581	$103
Purchase order commitments	1,483	1,483	—	—

Total	$2,741	$2,057	$581	$103

     The above minimum operating lease payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under noncancellable subleases. Purchase order commitments are related primarily to inventory purchases in the ordinary course of business.

     In 2000, we vacated a leased 45,000 square-foot facility in Poway, California. The lease was assigned to an unrelated company in 2000 and Aetrium continued to be contingently liable under the lease if the assignee were to default. In January 2004, we were notified by the lease assignee that it would be discontinuing operations. We negotiated a termination of the lease assignment for a lump sum payment and credit of $452,000 and the lease was re-assigned to Aetrium. Approximately one-half of the facility is subleased to two unrelated parties through March 2005. We are actively seeking a new tenant for the vacant portion of the facility. This lease obligation and the future minimum sublease rentals of approximately $0.3 million are not included in the above table of future minimum lease payments. The Poway facility lease expires in January 2010 and future minimum lease payments are as follows (in thousands): 2004 — $481; 2005: — $497; 2006 — $515; 2007 — $533; 2008 — $551; thereafter — $619.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, Aetrium adopted SFAS 150. Adoption of this interpretation did not have an impact on our financial position or results of operations.

     In May 2003, Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF 00-21. Adoption of this interpretation did not have an impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. Aetrium has no investments in entities within the scope of FIN 46 and, therefore, we do not believe its application will have a material effect on our financial statements.

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

     Market Fluctuations in the Semiconductor Industry

     Our business and results of operations depend upon capital expenditures by manufacturers of ICs and discrete electronic components. As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns, which often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. A downturn or slowdown in the semiconductor industry could substantially reduce our revenues and operating results and could harm our financial condition. It appears that the semiconductor equipment industry has entered the beginning of a recovery cycle. However, there can be no assurance about how long the recovery cycle will continue or how robust it will be.

     Impact of Cost Reduction and Reorganization Actions

     During the course of 2001-2003, as the downturn in the semiconductor industry continued to deepen, we implemented cost reduction and reorganization actions to address our declining revenues, such as workforce reductions, consolidation of operations, pay freezes and reductions, and reductions in other expenditures. We believe we have maintained the necessary infrastructures to allow us to take full advantage of the industry recovery that appears to have begun. However, there can be no assurance that our reduced personnel and expenditure levels and the loss of the capabilities of personnel we have terminated will not inhibit us in the timely completion of product development efforts, the effective service of and responsiveness to customer requirements, and the timely ramp up of production in response to improving market conditions.

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

     Reliance on Significant Customers

     We rely on a limited number of customers for a substantial percentage of our net sales. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have a negative impact on our operating results.

     Fixed Cost Constraints on Reduction of Expenses

     Many of our expenses, particularly those relating to properties, capital equipment and certain manufacturing overhead items, are fixed in the short term. Accordingly, reduced demand for our products and services causes our fixed production costs to be allocated across reduced production volumes, which negatively affects our gross margins and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. Accordingly, in the event of a reduction in our revenues, resulting from an industry downturn or otherwise, we may not be able to maintain profitable operations.

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

     Reduction in our International Sales

     We expect that international sales will continue to account for a significant portion of our net sales. As a result, our operations are subject to a number of risks inherent in conducting business internationally, which if any of them occur could negatively impact our operating results.

     Failure to Retain our IC Processing Equipment OEMs

     We market our Automation Modules product line to a limited number of IC processing equipment OEMs. Our ability to retain our OEM customers and attract new OEM customers depends upon a number of factors, including the changing needs and financial condition of these customers. Our failure to retain OEM customers could result in the loss of Automation Modules product line sales, as well as the loss of outstanding receivables due from such OEM customers. Our revenues from our Automation Modules product line were severely impacted by the record industry downturn in 2001-2003 as our OEM customers experienced the same business conditions that we were experiencing. As products incorporating our Automation Modules continue to age, we expect that future revenues from this product line will be increasingly dependent on our success in having our Automation Modules incorporated into new OEM customer product introductions.

     Supply of Significant Components for our Products

     Certain significant components used in our products, including certain contactor components, printed circuit boards, and refrigeration systems, are currently available only from sole or limited sources. We do not maintain long-term supply agreements with most of our suppliers and we purchase most of our components through individual purchase orders. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in our product introductions or shipments, which could damage our relationships with our customers and cause our operating results to suffer.

     We have no obligation to update the above information, including the forward-looking statements, in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of December 31, 2003, consisted primarily of bank repurchase agreements with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Consolidated Financial Statements and the report of our independent auditors are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15(a)(1) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the fourth fiscal quarter in the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Registrant

     The information under the captions “Election of Directors — Information About Nominees,” “Election of Directors — Other Information About Nominees” and “Election of Directors—Additional Information About the Board and Its Committees” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Executive Officers of the Registrant

     The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

     The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Identification of Audit Committee; Audit Committee Financial Expert

     The information under the caption “Executive Compensation and Other Benefits – Audit Committee Report – Membership and Role of the Audit Committee” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

     The information under the caption “Code of Ethics” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation and Other Benefits” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information concerning principal accountant fees and services and the audit committee’s pre-approval polices and procedures under the captions “Independent Auditors—Audit and Non-Audit Fees” and “Independent Auditors—Pre-approval Policies and Procedures” in our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements of Registrant.

     The following Consolidated Financial Statements of Aetrium and the Independent Auditors’ Report thereon are included herein:

     (a) 2. Financial Statement Schedule of Registrant.

Schedule II — Valuation and Qualifying Accounts	S-1

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (a) 3. Exhibits.

     The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

     If you were one of our shareholders on March 31, 2004 and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109; Attn.: Shareholder Relations.

     The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

1.	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 our Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

3.	1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

4.	Salary Savings Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2) (File No. 33-64962C).

5.	Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8) (File No. 33-74616).

6.	Employment Agreement dated April 1, 1986 between Joseph C. Levesque and us (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2) (File No. 33-64962C).

7.	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002) File No. 0-22166).

8.	Form of Change of Control Agreement (filed herewith electronically).

9.	Sales Incentive Program (filed herewith electronically).

     (b) Reports on Form 8-K.

     In the fourth quarter of 2003 we filed a Current Report on Form 8-K dated October 16, 2003 on our financial results for the quarter ended September 30, 2003, which included our press release of the same date and the financial statements included therein for the quarter ended September 30, 2003.

FINANCIAL STATEMENTS AND NOTES THERETO

Report of Independent Auditors

To the Shareholders and Board of Directors of Aetrium Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aetrium Incorporated and its subsidiaries (“the Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles Assets.”

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 30, 2004

AETRIUM INCORPORATED

Consolidated Statements of Operations

Year Ended December 31,	2003	2002	2001
Net sales	$14,088,883	$12,687,755	$20,013,852
Cost of goods sold	6,648,671	5,920,062	13,032,316

Gross profit	7,440,212	6,767,693	6,981,536

Operating expenses:
Selling, general and administrative	6,249,855	7,099,306	11,227,602
Research and development	2,641,803	2,299,089	4,694,477
Goodwill impairment charge	—	705,731	—
Unusual charges	149,000	—	2,202,630

Total operating expenses	9,040,658	10,104,126	18,124,709

Loss from operations	(1,600,446)	(3,336,433)	(11,143,173)
Other income, net	41,294	90,506	247,864

Loss before income taxes and cumulative effect of a change in accounting principle	(1,559,152)	(3,245,927)	(10,895,309)
Income tax benefit	—	440,000	226,000

Loss before cumulative effect of a change in accounting principle	(1,559,152)	(2,805,927)	(10,669,309)
Cumulative effect of a change in accounting principle, net of taxes (See Notes 2 and 5)	—	(6,486,000)	—

Net loss	$(1,559,152)	$(9,291,927)	$(10,669,309)

Loss per common share (basic and diluted):
Loss before cumulative effect of a change in accounting principle	$(0.16)	$(0.30)	$(1.13)
Cumulative effect of a change in accounting principle, net of taxes (See Notes 2 and 5)	—	(0.68)	—

Net loss	$(0.16)	$(0.98)	$(1.13)

Weighted average common shares outstanding (basic and diluted)	9,477,000	9,476,000	9,438,000

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Balance Sheets

December 31,	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,087,439	$5,795,916
Accounts receivable, net of allowance for doubtful accounts of $237,000 and $280,000, respectively	3,320,345	1,628,483
Inventories	6,688,728	7,358,874
Other current assets	209,182	151,613

Total current assets	14,305,694	14,934,886

Property and equipment:
Furniture and fixtures	597,628	597,628
Equipment	2,497,810	2,654,887
Less accumulated depreciation and amortization	(2,709,686)	(2,780,911)

Property and equipment, net	385,752	471,604

Identifiable intangible assets, net	1,749,870	2,634,338
Other assets	27,774	40,670

Total assets	$16,469,090	$18,081,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,539,636	$596,683
Accrued compensation	312,028	441,811
Other accrued liabilities	946,865	1,815,071

Total current liabilities	2,798,529	2,853,565

Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,477,910 and 9,477,044 shares issued and outstanding, respectively	9,478	9,477
Additional paid-in capital	60,251,952	60,250,173
Accumulated deficit	(46,590,869)	(45,031,717)
Total shareholders’ equity	13,670,561	15,227,933

Total liabilities and shareholders’ equity	$16,469,090	$18,081,498

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock				Total
			Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2000	9,474,566	$9,475	$60,246,000	$(25,070,481)	$35,184,994
Purchase and sale of common shares pursuant to stock purchase and sale agreement (See Note 11):
Purchase of common shares	(426,410)	(426)	(543,247)	—	(543,673)
Sale of common shares	426,410	426	543,247	—	543,673
Net loss	—	—	—	(10,669,309)	(10,669,309)

Balance, December 31, 2001	9,474,566	9,475	60,246,000	(35,739,790)	24,515,685
Exercise of stock options	2,478	2	4,173	—	4,175
Net loss	—	—	—	(9,291,927)	(9,291,927)

Balance, December 31, 2002	9,477,044	9,477	60,250,173	(45,031,717)	15,227,933
Exercise of stock options	866	1	1,779	—	1,780
Net loss	—	—	—	(1,559,152)	(1,559,152)

Balance, December 31, 2003	9,477,910	$9,478	$60,251,952	$(46,590,869)	$13,670,561

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Statements of Cash Flows

Year Ended December 31,	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,559,152)	$(9,291,927)	$(10,669,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,133,278	1,299,970	2,186,643
Provision for excess and obsolete inventories	80,000	100,000	3,657,017
Write-downs of goodwill, equipment and leaseholds	—	705,731	214,793
Restructuring charges	—	—	1,727,000
Cumulative effect of a change in accounting principle, net of taxes	—	6,486,000	—
Changes in assets and liabilities:
Accounts receivable	(1,691,862)	(123,301)	6,479,133
Refundable income taxes	—	—	345,329
Inventories	590,146	1,497,140	70,169
Other current assets	(57,569)	(20,351)	56,364
Other assets	12,896	15,692	29,871
Trade accounts payable	942,953	(79,623)	(3,186,201)
Accrued compensation	(129,783)	(51,463)	(1,004,302)
Other accrued liabilities	(868,206)	(1,886,092)	(1,854,606)

Net cash used in operating activities	(1,547,299)	(1,348,224)	(1,948,099)

Cash flows from investing activities:
Purchase of property and equipment	(162,958)	(40,611)	(70,798)
Proceeds from sale of equipment	—	—	67,341

Net cash used in investing activities	(162,958)	(40,611)	(3,457)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,780	4,175	543,673
Repurchases of common stock	—	—	(543,673)

Net cash provided by financing activities	1,780	4,175	—

Decrease in cash and cash equivalents	(1,708,477)	(1,384,660)	(1,951,556)
Cash and cash equivalents at beginning of year	5,795,916	7,180,576	9,132,132

Cash and cash equivalents at end of year	$4,087,439	$5,795,916	$7,180,576

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS DESCRIPTION

Aetrium designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test ICs and discrete electronic components.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Aetrium Incorporated and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents: Cash equivalents include highly liquid investments purchased with an original maturity of three months or less.

Inventories: Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

Property and Equipment: Furniture, fixtures and equipment are recorded at cost and are depreciated using the double declining balance method over estimated useful lives ranging from three to seven years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts. Depreciation expense was $0.2 million, $0.4 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Maintenance and repairs are charged to expense as incurred.

Goodwill: Effective January 1, 2002, Aetrium adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at the beginning of the fiscal year in which the standard is adopted and at least annually thereafter. SFAS 142 requires a two-step process in the review of goodwill for impairment. Step one requires that Aetrium compare the fair value of its single reporting unit (i.e., Aetrium) with the net carrying value of its assets, including goodwill. If the fair value is less than the net asset carrying value, Aetrium performs the second step of the impairment test. In step two, Aetrium compares the aggregate fair values of non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied value, an impairment loss is recorded. See Note 5 for additional information regarding the adoption of SFAS 142 and the results of the transitional and annual impairment tests.

Other Intangible Assets: Identifiable intangible assets, consisting primarily of acquired technology, are capitalized at their respective fair values, which are generally determined using discounted future cash flow techniques and assumptions appropriate to each situation. Such intangibles are amortized on a straight-line basis over their estimated useful lives of seven to fifteen years.

Valuation of Long-Lived Assets: Aetrium reviews its identifiable intangible and other long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, Aetrium would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

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

Warranty Costs: Estimated warranty costs are accrued in the period that the related revenue is recognized. The following table summarizes product warranty liability accruals and settlements for the three years ended December 31, 2003 (in thousands):

	Balance at	Accruals for		Balance at
	beginning of	warranties	Settlements	end of
	year	issued	made	year
2001	$433	$503	$(481)	$455
2002	455	333	(383)	405
2003	405	81	(281)	205

There were no changes in estimated warranty accruals for any of the years presented.

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

Net Income (Loss) Per Common Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive shares outstanding during each year. Potentially dilutive shares include

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

stock options using the treasury stock method. Stock options are not included in the diluted loss per share calculations in 2003, 2002 and 2001 because they are antidilutive. As of December 31, 2003, 2002 and 2001, respectively, there were 1,895,299, 1,498,746, and 1,124,000 outstanding stock options that could have potentially impacted diluted earnings per share.

Stock-Based Employee Compensation: Aetrium accounts for its stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in our consolidated statements of operations, as all options granted to employees and directors under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all options vest based only upon continuing employment. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

Year ended Dec. 31,	2003	2002	2001
Net loss, as reported	$(1,559)	$(9,292)	$(10,669)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(311)	(641)	(702)

Pro forma net loss	$(1,870)	$(9,933)	$(11,371)

Net loss per basic and diluted share:
As reported	$(0.16)	$(0.98)	$(1.13)
Pro forma	$(0.20)	$(1.05)	$(1.20)

Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 2003, 2002, and 2001 was $1.31, $0.99, and $0.81, respectively. Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted were as follows:

	2003	2002	2001
Expected dividend level	0%	0%	0%
Expected stock price volatility	66%	65%	63%
Risk-free interest rate	2.6%	3.0%	4.0%
Expected life of options (years)	3.5	3.5	3.5

See Note 12 for additional information regarding Aetrium’s stock option plans.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that an issuer classify certain financial instruments within its scope as a liability (or an asset in some circumstances). Effective July 1, 2003, Aetrium adopted SFAS 150. Adoption of this interpretation did not have an impact on our financial position or results of operations.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

In May 2003, Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF 00-21. Adoption of this interpretation did not have an impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. Aetrium has no investments in entities within the scope of FIN 46 and, therefore, we do not believe its application will have a material effect on our financial statements.

NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments (refunds) for interest and income taxes were as follows (in thousands):

Year ended Dec. 31,	2003	2002	2001
Interest paid	$5	$11	$11
Income taxes (refunded), net	$—	$(440)	$(631)

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS - CHANGE IN ACCOUNTING PRINCIPLE

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

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $6.5 million. In accordance with SFAS 142, this impairment charge (net of income taxes of $0) was recorded in our consolidated statement of operations as a change in accounting principle effective January 1, 2002.

Aetrium completed its annual goodwill impairment test at December 31, 2002, again using the prescribed two-step process. We completed step one of the impairment test by comparing the fair value of Aetrium with the net carrying value of our assets, including goodwill. The fair value of Aetrium was determined based on quoted market prices of our common stock, as adjusted for a control premium consistent with that applied in performing our impairment test at January 1, 2002. Since the carrying value of our net assets exceeded their fair value, indicating potential impairment, we completed the second step of the test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of our non-goodwill assets and liabilities with the fair value of Aetrium in order to determine the implied fair value of goodwill. Step two of the impairment test indicated that the carrying value of our goodwill exceeded its implied fair value by $0.7 million. This impairment charge is included in operating expenses in our consolidated statement of operations for the year ended December 31, 2002. We believe that the following were the most significant factors that led to the decrease in the public trading market value of our common stock in 2002 and the resulting goodwill impairment: the continued weakness of the world economies; the possibility and uncertainty of war with Iraq; the continued depressed average selling prices and excess capacity in the semiconductor industry; the resulting continuation of a record downturn in the semiconductor equipment industry; the impact of these factors on our financial position and the results of our operations; and the decline in the public trading market value of semiconductor equipment companies in general in 2002.

The change in the carrying amount of goodwill for the year ended December 31, 2002 was as follows (in thousands):

Goodwill balance at December 31, 2001		$7,140
Intangible assets reclassified to goodwill at January 1, 2002 upon the adoption of SFAS 142		52
Goodwill impairment charges:
-	Impairment charge recorded as a change in accounting principle upon the adoption of SFAS 142	(6,486)
-	Impairment charge recorded at December 31, 2002 upon the completion of annual impairment test	(706)

Goodwill balance at December 31, 2002		$—

Identifiable intangible assets are comprised of the following (in thousands):

December 31,	2003			2002
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Developed technology	$2,600	$(2,155)	$445	$2,600	$(1,799)	$801
Core technology	3,167	(2,368)	799	3,167	(1,962)	1,205
Customer list	1,100	(633)	467	1,100	(523)	577
Other	99	(60)	39	99	(48)	51

Total	$6,966	$(5,216)	$1,750	$6,966	$(4,332)	$2,634

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

As explained above, in accordance with the adoption of SFAS 142 in 2002, we recorded no goodwill amortization expense in 2002 and 2003. Prior to January 1, 2002, we amortized goodwill on a straight-line basis primarily over 15 years. The following table shows pro forma results for the year ended December 31, 2001 if goodwill had not been amortized (in thousands, except per share amounts):

2001
Net loss:
Reported net loss	$(10,669)
Add back: goodwill amortization	713

Pro forma net loss	$(9,956)

Net loss per basic and diluted share:
Reported net loss	$(1.13)
Add back: goodwill amortization	.08

Pro forma net loss	$(1.05)

Amortization expense amounted to $0.9 million, $0.9 million and $1.6 million in 2003, 2002 and 2001, respectively. Estimated amortization expense in future years is as follows: 2004 – $0.9 million; 2005 – $0.5 million; 2006 – $0.2 million; 2007 – $0.1 million.

NOTE 6: UNUSUAL CHARGES

Aetrium has been significantly impacted by the prolonged downturn in the semiconductor equipment industry that began in late 2000 and continued through 2001, 2002 and into 2003. During this period, we implemented a number of actions to improve operating efficiencies and reduce costs, including restructuring of operations, workforce reductions, and facility consolidations.

Fiscal 2003

In the quarter ended March 31, 2003, we terminated 6 employees in sales, engineering, and administration. We recorded severance and related costs of $149,000 in connection with this workforce reduction.

Fiscal 2001

During 2001, we completed the transfer of our operations in Poway, California to North St. Paul, Minnesota; we restructured our operations in Minnesota; we reduced our facility costs through the consolidation of operations; and we significantly reduced our workforce. Unusual charges recorded in 2001 related to these activities were as follows (in thousands):

Restructuring charges:
Severance and related charges	$928
Facility exit charges:
North St. Paul, MN facility	606
Grand Prairie, TX facility – accrual increase	193

Total restructuring charges	1,727
Write-down of equipment and leaseholds	215
Moving expenses and other transition costs	261

Total unusual charges	$2,203

During 2001, in response to declining revenue levels throughout the year, we implemented workforce reductions in March, April, June, and December. These workforce reductions included the elimination of 98 positions in manufacturing, sales, administration, and engineering. We

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

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

Aetrium conducted operations in a leased facility in Grand Prairie, Texas until that business was transferred to our Dallas, Texas facility in early 2000. We recorded a facility exit charge in 2000 related to the vacated Grand Prairie facility, for which the lease term ended in June 2003. In late 2001, due to our inability to locate a subtenant and due to weakening economic conditions at the time, we recorded an additional facility exit charge of $193,000 to cover the non-cancelable lease payments and other costs we estimated we would incur until a subtenant could be found. In May 2002, we negotiated an early termination of the lease for a payment of $99,000.

In 2001, we incurred moving and other transition costs of $261,000 related to restructuring our operations. Approximately $203,000 was incurred in the first quarter related primarily to the relocation and other final costs associated with completing the transfer of operations from Poway, California to No. St. Paul, Minnesota. An additional $58,000 was related to moving expenses incurred in the second quarter when we combined our operations in Minnesota from two buildings into one.

The following table summarizes severance and facility exit restructuring charges and the associated accrual activity for the three years ended December 31, 2003 (in thousands):

	Severance &	Facility
	Related Costs	Exit Costs	Total
Accrual balance, December 31, 2000	$491	$305	$796
Severance and related charges	928	—	928
Facility exit charges:
North St. Paul, MN facility	—	606	606
Grand Prairie, TX facility – accrual increase	—	193	193
Cash payments	(1,015)	(400)	(1,415)

Accrual balance, December 31, 2001	404	704	1,108
Cash payments	(404)	(329)	(733)

Accrual balance, December 31, 2002	—	375	375
Severance and related charges	149	—	149
Cash payments	(149)	(151)	(300)

Accrual balance, December 31, 2003	$—	$224	$224

The remaining $224,000 accrual for facility exit costs at December 31, 2003 is primarily related to the vacated building in North St. Paul, Minnesota. We estimate that the accrual will be utilized at the rate of approximately $25,000 per quarter.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

NOTE 7: INVENTORIES

A summary of the composition of inventories is as follows (in thousands):

December 31,	2003	2002
Purchased parts and completed subassemblies	$3,127	$3,247
Work-in-process	2,414	2,613
Finished goods, including demonstration equipment	824	955
Equipment shipped, subject to revenue deferral	324	544

Total inventories	$6,689	$7,359

We recorded inventory excess and obsolescence charges in cost of goods sold amounting to $0.1 million, $0.1 million, and $3.7 million in 2003, 2002, and 2001, respectively. These charges included write-downs related to product design changes made in the ordinary course of our business. Our products are continually improved and modified to better meet evolving market requirements. These ongoing product improvements and modifications result in parts inventory obsolescence as parts are replaced due to the product changes. The 2001 charges also include an unusual inventory write-down of $2.7 million. As a result of the severe semiconductor industry downturn that began in late 2000 and the resulting excess capacity in the market segments served by some of our older test handler products, we wrote down the value of our inventories in 2001 for these older products to their estimated net realizable values based upon a revised expectation of limited future sales of these products. The inventory write-down was determined through a detailed analysis of inventories with consideration given to anticipated usage through future equipment and spares sales, and the potential use of common parts in other products.

NOTE 8: OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2003	2002
Accrued commissions	$146	$51
Accrued warranty	205	405
Customer deposits and deferred revenue	71	687
Accrued restructuring costs	224	375
Other	301	297

Total other accrued liabilities	$947	$1,815

NOTE 9: LONG-TERM DEBT AND EQUIPMENT FINANCING AGREEMENT

As of December 31, 2003, we had no long-term debt. In January 2004, we obtained a demand bank loan that provides for borrowings of up to $190,000 to finance data processing equipment purchases. The loan agreement provides that we may, at our option, convert any borrowings under the loan agreement to a term loan payable in monthly principal and interest payments over five years.

NOTE 10: LEASE OBLIGATIONS

Aetrium leases two adjacent buildings in North St. Paul, Minnesota from a partnership controlled by certain of our shareholders under two lease agreements, each of which expires in February 2006. None of the shareholders in the partnership are directors or officers of Aetrium, or, to our knowledge, own more than five percent of our common stock. During 2001, we vacated one of the buildings in connection with a restructuring of operations. As of March 2004, we have subleased approximately 20,000 square feet of this building to three unrelated parties with terms coinciding with the expiration of our lease. We are actively trying to sublease the remaining vacant space of approximately 10,000 square feet.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

Aetrium also leases its Dallas facility and certain equipment under various operating leases. Rent expense under all operating leases was as follows (in thousands):

Year ended Dec. 31,	2003	2002	2001
Leased from shareholders	$438	$438	$438
Leased from others	344	473	561
Sublease/assigned lease income	(341)	(351)	(164)

Total net rent expense	$441	$560	$835

As of December 31, 2003, future minimum annual lease payments under operating leases were as follows (in thousands):

2004	$574
2005	581
2006	103

Total minimum lease payments	$1,258

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under noncancellable subleases.

In 2000, we vacated a leased 45,000 square-foot facility in Poway, California. The lease was assigned to an unrelated company in 2000 and Aetrium continued to be contingently liable under the lease if the assignee were to default. In January 2004, we were notified by the lease assignee that it would be discontinuing operations. We negotiated a termination of the lease assignment for a lump sum payment and credit of $452,000 and the lease was re-assigned to Aetrium. Approximately one-half of the facility is subleased to two unrelated parties through March 2005. We are actively seeking a new tenant for the vacant portion of the facility. This lease obligation and the future minimum sublease rentals of approximately $0.3 million are not included in the above table of future minimum lease payments. The Poway facility lease expires in January 2010 and future minimum lease payments are as follows (in thousands): 2004 – $481; 2005 – $497; 2006 – $515; 2007 – $533; 2008 – $551; thereafter - $619.

NOTE 11: RELATED PARTY AND COMMON STOCK TRANSACTIONS

We purchase machined parts from two suppliers in which one of our executive officers has a minority ownership interest. Purchases from these suppliers amounted to $0.2 million in each of the years ended December 31, 2003, 2002 and 2001.

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

NOTE 12: STOCK OPTION PLANS

Aetrium’s 1993 Stock Incentive Plan (the 1993 Plan) terminated on June 8, 2003. Stock options granted under the 1993 Plan that were outstanding at the time the plan terminated may continue to be exercised according to their individual terms. On May 21, 2003, Aetrium’s shareholders approved the adoption of the 2003 Stock Incentive Plan (the 2003 Plan) to replace the 1993 Plan. Employees, officers, directors, consultants and independent contractors providing services to us are eligible to receive awards under the 2003 Plan. The number of shares available for issuance under the 2003 Plan is equal to 20.0% of the aggregate number of shares of common stock outstanding less the total number of shares of common stock issuable upon the exercise or conversion of any outstanding stock options, warrants or other stock

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

rights. Our 2003 Plan is administered by the Compensation Committee of our board of directors and provides for the granting of: (a) stock options; (b) stock appreciation rights; (c) restricted stock; (d) performance awards; and (e) stock awards valued in whole or in part by reference to or otherwise based upon our stock. Options granted under the 2003 Plan may be incentive stock options or nonqualified stock options. The 2003 Plan will terminate on February 28, 2013. Our stock incentive plans provide that the Compensation Committee may, at its discretion, allow the exercise price of stock options to be paid, in whole or in part, by tendering previously acquired shares that have been held by the option holder for at least six months.

The following table summarizes activity under our stock incentive plans:

	Outstanding Options
	Number	Range of	Weighted Average
	of Shares	Exercise Prices	Exercise Price
Balance, December 31, 2000	1,529,417	$5.63 to 18.81	$7.70
Options granted	332,000	1.69	1.69
Options forfeited	(737,417)	1.69 to 18.81	9.25

Balance, December 31, 2001	1,124,000	1.69 to 7.08	4.91
Options granted	545,300	1.03 to 2.06	2.02
Options exercised	(2,478)	1.69	1.69
Options forfeited	(168,076)	1.69 to 7.08	5.47

Balance, December 31, 2002	1,498,746	1.03 to 7.08	3.80
Options granted	701,950	0.87 to 2.76	2.70
Options exercised	(866)	2.06	2.06
Options forfeited	(304,531)	1.03 to 7.08	5.70

Balance, December 31, 2003	1,895,299	$0.87 to 7.08	$3.09

Options exercisable as of December 31, 2003	907,179	$0.87 to 7.08	$3.56

The following table summarizes information related to stock options outstanding at December 31, 2003, all of which are nonqualified options and expire five years after the grant date and of which 377,195 options were fully exercisable when granted and 1,518,104 options become exercisable over a four to five-year period:

Options Outstanding				Options Exercisable
		Weighted
Range of	Number	Average	Weighted	Number	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price
$ 0.87 to 1.03	32,500	3.9 years	$0.93	8,490	$0.94
1.69 to 2.06	778,016	3.0 years	1.91	538,721	1.87
2.76	681,950	5.0 years	2.76	—	—
5.69 to 7.08	402,833	1.2 years	6.09	359,968	6.13

$ 0.87 to 7.08	1,895,299	3.3 years	$3.09	907,179	$3.56

NOTE 13: EMPLOYEE SAVINGS 401(k) AND STOCK PURCHASE PLANS

Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age. Our contributions to the savings plan, which are at the discretion of management, amounted to $108,893 in 2001. We made no contributions to the plan in 2002 or 2003.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

Prior to and during 2003, Aetrium had a nonqualified employee stock purchase plan until the plan was terminated in December 2003. Employees could acquire shares of our common stock by contributing to the plan through payroll deductions. Such contributions were limited to 10% of each employee’s base compensation. The plan purchased common shares on the open market on a monthly basis. Aetrium matched a portion of employee contributions at management’s discretion. Such matching contributions amounted to $433, $1,361, and $4,984 in 2003, 2002 and 2001, respectively.

NOTE 14: INCOME TAXES

The income tax benefit reported in our consolidated statement of operations is made up of the following components (in thousands):

Year ended December 31,	2003	2002	2001
Current tax benefit:
Federal	$—	$(440)	$(226)
State	—	—	—

Total current benefit	—	(440)	(226)

Deferred tax benefit:
Federal	—	—	—
State	—	—	—

Total deferred benefit	—	—	—

Total income tax benefit	$—	$(440)	$(226)

A reconciliation of income tax benefit computed using the federal statutory rate to the tax benefit reported in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2003	2002	2001
Tax benefit computed at federal statutory rate	$(530)	$(3,309)	$(3,704)
State taxes, net of federal benefit	(31)	(217)	(273)
Increase (decrease) in tax from:
Business meals and entertainment	17	15	23
Tax credits	—	—	(284)
Valuation allowance change	561	3,066	4,113
Other, net	(17)	5	(101)

Reported income tax benefit	$—	$(440)	$(226)

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2003	2002	2001
Accounts receivable, principally due to allowances for doubtful accounts	$81	$95	$134
Inventories, principally due to reserves for excess and obsolete inventories and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	1,193	1,416	1,483
Employee compensation and benefits accrued for financial reporting purposes	54	57	75
Amortization of intangibles	7,379	7,970	6,110
NOL and tax credit carryforwards	16,721	15,198	13,707
Restructuring accruals	76	127	304
Other, net	124	204	188

Deferred tax asset	$25,628	$25,067	$22,001
Less, valuation allowance	(25,628)	(25,067)	(22,001)

Net deferred tax asset	$—	$—	$—

Since 2000, Aetrium has maintained a valuation allowance to fully reserve our deferred tax assets due to the uncertainty of realizing these assets. We do not expect to record any tax expense or benefit in the future until we are consistently profitable on a quarterly basis. However, we did record income tax benefits of $0.4 million in 2002 and $0.2 million in 2001 related to refunds of income taxes paid and expensed prior to 2001. The tax refund received in 2002 resulted from tax legislation enacted in 2002.

Aetrium has federal net operating loss carryforwards of approximately $44 million that will begin to expire in 2020 if not utilized. We also have state net operating loss carryforwards of approximately $15 million that will expire at various times, beginning in 2005, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1 million that will expire at various times, beginning in 2013, if not utilized.

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

Year ended December 31,	2003	2002	2001
Test handlers	52%	51%	53%
Semiconductor automation products	11	8	16
Reliability test equipment products	20	18	18
Change kits and spare parts	17	23	13

Total	100%	100%	100%

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements

Sales by geographic region based on product shipment destination were as follows (in thousands):

Year ended December 31,	2003	2002	2001
United States	$6,531	$5,186	$12,700
Asia	5,357	6,688	5,485
Europe	2,120	756	1,399
Other	81	58	430

Total	$14,089	$12,688	$20,014

Sales to customers comprising more than 10% of our total net sales were as follows:

Year ended December 31,	2003	2002	2001
Customer A	37%	31%	23%
Customer B	11%	*	*

                    * Sales to customer were less than 10% of total net sales

Accounts receivable from customers comprising more than 10% of our total accounts receivable were as follows:

December 31,	2003	2002
Customer A	34%	39%
Customer C	12%	*
Customer D	*	15%

                    * Accounts receivable from customer were less than 10% of total accounts receivable.

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

AETRIUM INCORPORATED

Date: March 30, 2004	By:	/s/ Joseph C. Levesque

Joseph C. Levesque
Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Paul H. Askegaard

Paul H. Askegaard
Treasurer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Joseph C. Levesque Joseph C. Levesque	Chairman of the Board
/s/ Darnell L. Boehm Darnell L. Boehm	Director
/s/ Terrence W. Glarner Terrence W. Glarner	Director
/s/ Andrew J. Greenshields Andrew J. Greenshields	Director
/s/ Douglas L. Hemer Douglas L. Hemer	Director

AETRIUM INCORPORATED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Item
No.	Item	Method of Filing
3.1	Our Restated Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

3.2	Amendment to Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to our Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).

3.3	Our Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 33-64962C).

4.1	Specimen Form of our Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.1	1993 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997 (File No. 0-22166).

10.2	Salary Savings Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.3	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).

10.4	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).

10.5	Employment Agreement dated April 1, 1986, between Joseph C. Levesque and us.	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.6	Credit Agreement dated August 11, 1989, between Harris Bank and us.	Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.7	Lease Agreement, dated July 19, 1995, between KAMKO Investments and us.	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 33-98040).

Item
No.	Item	Method of Filing
10.8	Amendment to Lease Agreement, dated September 26, 1995, between KAMKO Investments and us.	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2 (File No. 33-98040).

10.9	Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 33-74616).

10.10	Indenture dated June 25, 1998 between KAMKO Investments and the company.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22166).

10.11	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between W.H. Pomerado, LLC and us, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.12	Standard Lease Agreement, dated December 19, 1987, between Crow-Markison 22-27, Limited Partnership and WEB Technology, Inc., including all supplements and amendments thereto through December 27, 1999.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.13	Assignment and Assumption of Lease Agreement, dated August 8, 2000, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.14	Bill of Sale, Assignment and Assumption and Lease Agreement, dated March 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.15	Assignment, dated August 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.16	Agreement, dated November 30, 2001, by and among Aetrium and certain shareholders.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22166).

10.17	Amendment dated January 27, 2003, between Crow-Markison 22-27, Limited Partnership and Aetrium-WEB Technology, LP to Standard Lease Agreement scheduled herein as item 10.12.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

Item
No.	Item	Method of Filing
10.18	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.19	Form of Change of Control Agreement	Filed herewith electronically.

10.20	Assignment Agreement, dated January 20, 2004, by and between us and Littlefeet, Inc.	Filed herewith electronically.

10.21	Sales Incentive Program	Filed herewith electronically.

14.1	Code of Business Conduct and Ethics	Filed herewith electronically.

21.1	Subsidiaries of the Registrant.	Filed herewith electronically.

23.1	Independent Accountants’ Consent.	Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.3	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at			Balance at
	beginning of			end of
Description	year	Additions	Deductions	year
Allowance for doubtful accounts:
2001	$514	$0	$(119)	$395
2002	395	0	(115)	280
2003	280	0	(43)	237
Inventory excess and obsolescence reserve[1]:
2001	$2,258	$3,657	$(1,744)	$4,171
2002	4,171	100	(270)	4,001
2003	4,001	80	(721)	3,360

(1)	Deductions represent sales or disposals of reserved inventory.

S-1