Form 10-Q
period 2004-03-31
AETRIUM INC
filed 2004-05-17
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes       [X]       No       [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes       [   ]       No       [X]

Number of shares of Common Stock, $.001 par value, outstanding as of May 6, 2004	9,615,205

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,020	$4,087
Accounts receivable, net	3,289	3,320
Inventories	7,349	6,689
Other current assets	292	209

Total current assets	15,950	14,305

Property and equipment:
Furniture and fixtures	598	598
Equipment	2,593	2,498

	3,191	3,096
Less accumulated depreciation and amortization	(2,756)	(2,710)

Property and equipment, net	435	386

Identifiable intangible assets, net	1,529	1,750
Other assets	94	28

Total assets	$18,008	$16,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34	$—
Trade accounts payable	1,457	1,540
Accrued compensation	634	312
Other accrued liabilities	1,231	946

Total current liabilities	3,356	2,798

Long-term debt, less current portion	156	—
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,534,919 and 9,477,910 shares issued and outstanding, respectively	10	10
Additional paid-in capital	60,364	60,252
Accumulated deficit	(45,878)	(46,591)

Total shareholders’ equity	14,496	13,671

Total liabilities and shareholders’ equity	$18,008	$16,469

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Net sales	$6,141	$3,070
Cost of goods sold	2,704	1,499

Gross profit	3,437	1,571

Operating expenses:
Selling, general, and administrative	1,878	1,665
Research and development	846	553

Total operating expenses	2,724	2,218

Income (loss) from operations	713	(647)
Interest income (expense), net	10	17

Income (loss) before income taxes	723	(630)
Income taxes	(10)	—

Net income (loss)	$713	$(630)

Income (loss) per common share:
Basic	$0.07	$(0.07)
Diluted	$0.07	$(0.07)
Weighted average common shares outstanding:
Basic	9,508	9,477
Diluted	9,964	9,477

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$713	$(630)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	267	287
Provision for excess and obsolete inventories	30	20
Changes in assets and liabilities:
Accounts receivable	31	(693)
Inventories	(690)	121
Other current assets	(83)	(19)
Other assets	(66)	(1)
Trade accounts payable	(83)	162
Accrued compensation	322	(114)
Other accrued liabilities	285	(135)

Net cash generated by (used in) operating activities	726	(1,002)

Cash flows from investing activities:
Purchase of property and equipment	(95)	—

Net cash used in investing activities	(95)	—

Cash flows from financing activities:
Proceeds from debt	190	—
Proceeds from issuance of common stock	112	—

Net cash provided by financing activities	302	—

Net increase (decrease) in cash and cash equivalents	933	(1,002)
Cash and cash equivalents at beginning of period	4,087	5,796

Cash and cash equivalents at end of period	$5,020	$4,794

The accompanying notes are an integral part of the consolidated financial statements.
..

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.	REVENUE RECOGNITION

Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include post-shipment obligations to be performed by Aetrium and/or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until such obligations have been completed and there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included in “other accrued liabilities” in our consolidated balance sheet. See Notes 8 and 9.

3.	INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and potentially dilutive shares outstanding during each period. Potentially dilutive shares include stock options using the treasury stock method. For loss periods, the computation of diluted loss per share excludes the impact of stock options because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share. A reconciliation of the number of shares used in the computations of basic and diluted income (loss) per share follows:

	Three months ended March 31,
	2004	2003
	(in thousands)
Weighted average common shares outstanding	9,508	9,477
Potentially dilutive stock options	456	—

Weighted average common shares outstanding, assuming dilution	9,964	9,477

For the three-month period ended March 31, 2004, options to purchase approximately 340,000 common shares are excluded from the computations because their exercise prices exceeded the average market value of our common stock for the period and they would therefore be antidilutive to earnings per share. For the three-month period ended March 31, 2003, all stock options are excluded from the loss per share computations because they would be antidilutive. As of March 31, 2003, there were 1,472,651 outstanding stock options that could have potentially impacted diluted earnings per share.

4.	STOCK-BASED EMPLOYEE COMPENSATION

Our 1993 Stock Incentive Plan (the 1993 Plan) terminated in June 2003. Stock options granted under the 1993 Plan that were outstanding at the time the plan terminated continue to be exercisable according to their individual terms. In May 2003, Aetrium’s shareholders approved the adoption of the 2003 Stock Incentive Plan (the 2003 Plan) which is described more fully in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Aetrium accounts for its stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in our consolidated statements of operations, as all options granted to employees and directors under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all options vest based only upon continuing employment. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$713	$(630)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(124)	(83)

Pro forma net income (loss)	$589	$(713)

Net income (loss) per share:
Basic – as reported	$0.07	$(0.07)
Basic – pro forma	$0.06	$(0.08)
Diluted – as reported	$0.07	$(0.07)
Diluted – pro forma	$0.06	$(0.08)

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF 00-21. The application of EITF 00-21 and SAB 104 did not have an impact on our financial position or results of operations.

6.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	March 31, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Developed technology	$2,600	$(2,244)	$356	$2,600	$(2,155)	$445
Core technology	3,167	(2,470)	697	3,167	(2,368)	799
Customer list	1,100	(660)	440	1,100	(633)	467
Other	99	(63)	36	99	(60)	39

Total	$6,966	$(5,437)	$1,529	$6,966	$(5,216)	$1,750

Amortization expense related to intangible assets amounted to approximately $0.2 million in each of the three-month periods ended March 31, 2004 and 2003. Estimated amortization expense in future periods is as follows (in thousands):

2004 (nine months)	$650
2005	536
2006	202
2007	113
2008	28

7.	COMPREHENSIVE INCOME (LOSS)

Aetrium’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

8.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,
	2004	2003
	(in thousands)
Purchased parts and completed subassemblies	$3,084	$3,127
Work-in-process	3,235	2,414
Finished goods, including demonstration equipment	571	824
Equipment shipped, subject to revenue deferral	459	324

Total	$7,349	$6,689

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	March 31,	December 31,
	2004	2003
	(in thousands)
Accrued commissions	$192	$146
Accrued warranty	207	205
Customer deposits and deferred revenue	171	71
Accrued facility exit costs	217	224
Other	444	300

Total	$1,231	$946

Warranty accrual activity for the three months ended March 31, 2004 was as follows (in thousands):

Accrual balance, December 31, 2003	$205
Provisions for warranty	45
Settlements of warranty claims	(43)

Accrual balance, March 31, 2004	$207

10.	LONG-TERM DEBT

In January 2004, we obtained a demand bank loan that provided for borrowings of up to $190,000 to finance data processing equipment purchases. On March 29, 2004, the demand note was converted to a $190,000 term note payable in monthly installments over five years. The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5% (the prime interest rate was 4.0% at March 31, 2004). Payments are presently $3,637 per month, including interest at 5.5%. Future maturities on long-term debt as of March 31, 2004 are as follows (in thousands):

2004 (nine months)	$25
2005	35
2006	37
2007	40
2008	42
2009	11

Total	$190

11.	RESTRUCTURING ACTIVITIES

Aetrium was significantly impacted by a severe downturn in the semiconductor equipment industry during the three-year period ended December 31, 2003. In response to significantly reduced revenue levels during the downturn, we implemented a number of restructuring actions to improve operating efficiencies and reduce costs, including facility consolidations and workforce reductions.

In the quarter ended March 31, 2003, we terminated 6 employees in sales, engineering, and administration. We recorded severance and related costs of $149,000 in connection with this workforce reduction, which amount is included in selling, general and administrative expenses in our statement of operations. The severance and related costs were paid in 2003.

In 2001, we vacated a leased 30,000 square-foot facility that is adjacent to our North St. Paul headquarters facility when we consolidated our North St. Paul operations into a single building. The lease expires in February 2006. As of March 31, 2004, approximately two-thirds of this facility is subleased to third parties through the end of the lease term, and we are actively seeking to sublease the remaining space.

In 2000, we vacated a leased 45,000 square-foot facility in Poway, California. The lease was assigned to an unrelated company in 2000 and Aetrium continued to be contingently liable under the lease if the assignee were to default. In January 2004, we were notified by the lease assignee that it would be discontinuing operations. We negotiated a termination of the lease assignment for a lump sum payment and credit of $452,000 and the lease was re-assigned to Aetrium. The payment we received covered our estimated net costs for the facility through approximately September 2004. As of March 31, 2004, approximately one-half of the facility is subleased to two unrelated parties through March 2005. We are actively seeking a subtenant for the vacant portion of the facility. If we are unable to locate a subtenant on a timely basis and/or if one or more of the current subtenants were to default on their sublease agreements, we may have to record additional facility exit charges in the future.

Following is a table that summarizes facility exit accrual activity for the three months ended March 31, 2004 (in thousands):

Accrued
Facility
Exit Costs
Accrual balance, December 31, 2003	$224
Cash payments, net of payments received from subtenants	(7)

Accrual balance, March 31, 2004	$217

The facility exit accrual balance at March 31, 2004 is primarily related to the vacated building in North St. Paul, Minnesota and we estimate that the accrual will be paid at a rate of approximately $20,000 per quarter.

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

We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of March 31, 2004, our allowance for doubtful accounts was $0.2 million.

We establish valuation reserves to reduce the carrying value of our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired.

If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of March 31, 2004, the carrying value of our identifiable intangible assets was $1.5 million.

We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of March 31, 2004, our warranty reserve was $0.2 million.

Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2004, we maintained a valuation allowance to fully reserve against our deferred tax assets. If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2004 was $6.1 million compared with $3.1 million for the same period in 2003, a 100% increase. Equipment net sales increased significantly as the semiconductor industry recovery that began in late 2003 continued into early 2004. Net sales of test handlers was $4.2 million in the first quarter of 2004, an increase of 245% or $3.0 million over the first quarter of 2003. Net sales of automation equipment was $0.7 million in the first quarter of 2004, an increase of 13% or $0.1 million compared with the first quarter of 2003. Net sales of reliability test equipment was $0.3 million in the first quarter of 2004, representing a decrease of $0.3 million from the first quarter of 2003. Although shipments of reliability test equipment increased in the first quarter of 2004 over the prior year, net sales decreased as post-delivery obligations for certain shipped equipment had not been fulfilled as of March 31, 2004. Sales of change kits and spare parts was $0.9 million in the first quarter of 2004, an increase of 38% or $0.2 million over the first quarter of 2003.

Gross Profit. Gross profit was 56.0% of net sales for the three months ended March 31, 2004 compared with 51.2% of net sales for the comparable period in 2003. Gross margins increased in 2004 primarily due to efficiencies realized from significantly higher production volumes and revenue levels.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2004 were $1.9 million compared with $1.7 million for the comparable period in 2003, a 13% increase. Commissions expense increased $0.2 million compared with the prior year due to higher net sales volume and incentives compensation expense increased $0.1 million based on profit levels achieved in the first quarter.

Research and Development. Research and development expenses were $0.8 million for the three months ended March 31, 2004, compared with $0.6 million for the same period in the prior year. The increase in 2004 is primarily attributed to higher contract service costs related to the development of our new Model 55V8 gravity-feed test handler. For the balance of 2004, we expect to maintain or slightly increase research and development expenses if industry conditions continue to be favorable and our net sales increase over first quarter levels as expected.

Interest Income (Expense), net. Interest income (expense), net, was approximately $10,000 for the three months ended March 31, 2004 and included approximately $13,000 of interest income from the investment of excess funds and approximately $3,000 of interest expense related to an equipment loan obtained in the first quarter of 2004. Interest income amounted to approximately $17,000 for the three months ended March 31, 2003. The decrease in interest income in 2004 is primarily attributable to lower average cash balances invested compared with the prior year.

Income Taxes. We maintain a valuation allowance against our deferred tax assets and do not intend to record any income tax expense or benefit, other than for alternative minimum income taxes and state franchise taxes, until the company is consistently profitable on a quarterly basis. In the three-month period ended March 31, 2004 we recorded income tax expense of $10,000 related to estimated federal and state alternative minimum income taxes and state franchise taxes.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.9 million in the quarter ended March 31, 2004. We generated $0.7 million from operating activities during this period. The major components of cash flows generated from operating activities were net income of $0.7 million, $0.3 million in non-cash depreciation and amortization expense, and an increase in accrued compensation of $0.3 million offset by a $0.7 million increase in inventories. Accrued compensation increased primarily due to $0.2 million of incentives compensation accrued based on first quarter profits. Inventories increased in the quarter ended March 31, 2004 to support increased production levels and to meet equipment delivery requirements in the second quarter.

Net cash used in investing activities in the quarter ended March 31, 2004 amounted to $0.1 million and included capital expenditures primarily related to upgrading our data processing equipment at our Dallas, Texas location.

Net cash provided by financing activities amounted to $0.3 million in the quarter ended March 31, 2004. In March 2004, we obtained a bank term loan in the amount of $0.2 million, payable over five years, to finance data processing equipment purchases made in the fourth quarter of 2003 and first quarter of 2004. During the quarter ended March 31, 2004, we received $0.1 million in proceeds from employee stock option exercises.

We believe our cash and cash equivalents of $5.0 million at March 31, 2004 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. However, if the significantly improved semiconductor industry conditions in early 2004 prove to be unsustainable and/or other factors, including future industry cycles, negatively impact the demand for our products, future cash flows could be adversely affected. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In May 2003, Emerging Issues Task Force (EITF) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” was finalized. This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF 00-21. The application of EITF 00-21 and SAB 104 did not have an impact on our financial position or results of operations.

Business Risks and Uncertainties

A number of risks and uncertainties exist which could impact our future operating results. Aetrium operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished. As a result of these business cycles, we have in the past, and will likely in the future, experience significant fluctuations in demand for the equipment we manufacture and sell. The semiconductor equipment industry experienced a severe business downturn during 2001 through 2003. Industry conditions began to improve in late 2003 and have continued to strengthen significantly in early 2004. However, there can be no assurance about how long the recovery cycle will continue or how robust it will be.

Other risks and uncertainties include, but are not limited to competition, reliance on significant customers, our success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating or restructuring acquired or existing operations, and other factors, including those set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2003.

We undertake no obligation to update the above information, including any forward-looking statements, in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of March 31, 2004, consisted primarily of bank repurchase agreements with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4. Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

On February 9, 2004, the Company filed a Current Report on Form 8-K that contained its press release regarding its financial results for the quarter and year ended December 31, 2003.

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED

(Registrant)

Date: May 14, 2004	By:	/s/ Joseph C. Levesque

Joseph C. Levesque
Chairman of the Board, President, and
Chief Executive Officer

Date: May 14, 2004	By:	/s/ Paul H. Askegaard

Paul H. Askegaard
Treasurer
(principal financial and accounting officer)