Form 10-Q
period 2004-09-30
AETRIUM INC
filed 2004-10-28
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File No. 000-22166

AETRIUM INCORPORATED

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1439182 ( I.R.S. Employer Identification No.)

2350 Helen Street, North St. Paul, Minnesota ( Address of principal executive offices)	55109 (Zip Code)

(651) 704-1800
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Number of shares of Common Stock, $.001 par value, outstanding as of October 6, 2004	9,627,436

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,717	$4,087
Accounts receivable, net	4,114	3,320
Inventories	8,631	6,689
Other current assets	249	209

Total current assets	19,711	14,305

Property and equipment:
Furniture and fixtures	598	598
Equipment	2,634	2,498

	3,232	3,096
Less accumulated depreciation and amortization	(2,857)	(2,710)

Property and equipment, net	375	386

Identifiable intangible assets, net	1,087	1,750
Other assets	94	28

Total assets	$21,267	$16,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34	$—
Trade accounts payable	1,794	1,540
Accrued compensation	720	312
Other accrued liabilities	1,140	946

Total current liabilities	3,688	2,798

Long-term debt, less current portion	139	—
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,627,436 and 9,477,910 shares issued and outstanding, respectively	10	10
Additional paid-in capital	60,618	60,252
Accumulated comprehensive loss	(134)	—
Accumulated deficit	(43,054)	(46,591)

Total shareholders’ equity	17,440	13,671

Total liabilities and shareholders’ equity	$21,267	$16,469

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$7,073	$3,325	$22,321	$9,638
Cost of goods sold	2,843	1,588	9,487	4,665

Gross profit	4,230	1,737	12,834	4,973

Operating expenses:
Selling, general, and administrative	2,485	1,549	6,748	4,734
Research and development	927	714	2,662	1,929

Total operating expenses	3,412	2,263	9,410	6,663

Income (loss) from operations	818	(526)	3,424	(1,690)
Other income (expense), net	16	10	167	33

Income (loss) before income taxes	834	(516)	3,591	(1,657)
Income taxes	(13)	—	(54)	—

Net income (loss)	$821	$(516)	$3,537	$(1,657)

Income (loss) per common share:
Basic	$0.09	$(0.05)	$0.37	$(0.17)
Diluted	$0.08	$(0.05)	$0.35	$(0.17)
Weighted average common shares outstanding:
Basic	9,625	9,477	9,576	9,477
Diluted	10,159	9,477	10,145	9,477

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,537	$(1,657)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	810	860
Gain on customer settlement	(127)	—
Provision for excess and obsolete inventories	90	60
Provision for bad debts	60	—
Changes in assets and liabilities:
Accounts receivable	(960)	(705)
Inventories	(2,032)	553
Other current assets	36	(74)
Other assets	(66)	3
Trade accounts payable	254	421
Accrued compensation	408	(66)
Other accrued liabilities	194	(665)

Net cash generated by (used in) operating activities	2,204	(1,270)

Cash flows from investing activities:
Purchase of property and equipment	(136)	(14)
Sale of marketable securities	23	—

Net cash used in investing activities	(113)	(14)

Cash flows from financing activities:
Proceeds from long-term debt	190	—
Payments on long-term debt	(17)	—
Proceeds from issuance of common stock	366	—

Net cash provided by financing activities	539	—

Net increase (decrease) in cash and cash equivalents	2,630	(1,284)
Cash and cash equivalents at beginning of period	4,087	5,796

Cash and cash equivalents at end of period	$6,717	$4,512

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Weighted average common shares outstanding	9,625	9,477	9,576	9,477
Potentially dilutive stock options	534	—	569	—

Weighted average common shares outstanding, assuming dilution	10,159	9,477	10,145	9,477

For the three and nine-month periods ended September 30, 2004, respectively, options to purchase approximately 260,000 and 200,000 common shares are excluded from the computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to earnings per share. For the three and nine-month periods ended September 30, 2003, all stock options are excluded from the loss per share computations because they would be antidilutive. As of September 30, 2003, there were 1,326,799 outstanding stock options that could have potentially impacted diluted earnings per share.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$821	$(516)	$3,537	$(1,657)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(94)	(77)	(340)	(241)

Pro forma net income (loss)	$727	$(593)	$3,197	$(1,898)

Net income (loss) per share:
Basic – as reported	$0.09	$(0.05)	$0.37	$(0.17)
Basic – pro forma	$0.08	$(0.06)	$0.33	$(0.20)
Diluted – as reported	$0.08	$(0.05)	$0.35	$(0.17)
Diluted – pro forma	$0.07	$(0.06)	$0.32	$(0.20)

5.	MARKETABLE SECURITIES – GAIN ON CUSTOMER SETTLEMENT

During the quarter ended June 30, 2004, we settled a claim against a customer for past-due invoices for products we had delivered plus charges related to a purchase order cancelled by the customer in 2001. In May 2004, we accepted shares of the customer’s common stock with a market value of approximately $233,000 in settlement of these claims. Of this amount, approximately $106,000 was applied to this customer’s past-due accounts receivable amounts owed to us. The remaining $127,000 related to purchase order cancellation charges was recorded as a gain in the second quarter and is included in the caption, “Other income (expense), net” in our Statement of Operations for the nine months ended September 30, 2004. During the second quarter, we sold a portion of the shares for approximately $23,000. The remaining unsold shares with a market value (based upon the quoted market value) of approximately $76,000 at September 30, 2004 are classified as “available-for-sale” securities and are included in the caption, “other current assets” in our balance sheet. An unrealized loss of $134,000 equal to the difference between the initial market value of the unsold shares and their market value at September 30, 2004 is reported as a separate component of shareholders’ equity and comprehensive income (see Note 6). Future realized gains and losses from the sale of these shares and declines in value judged to be other-than-temporary, if any, will be recorded in net income.

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income (loss)	$821	$(516)	$3,537	$(1,657)
Unrealized loss on “available for sale” securities	(91)	—	(134)	—

Comprehensive income (loss)	$730	$(516)	$3,403	$(1,657)

7.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	September 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net
Developed technology	$2,600	$(2,422)	$178	$2,600	$(2,155)	$445
Core technology	3,167	(2,673)	494	3,167	(2,368)	799
Customer list	1,100	(715)	385	1,100	(633)	467
Other	99	(69)	30	99	(60)	39

Total	$6,966	$(5,879)	$1,087	$6,966	$(5,216)	$1,750

Amortization expense related to intangible assets amounted to approximately $0.7 million in each of the nine-month periods ended September 30, 2004 and 2003. Estimated amortization expense in future periods is as follows (in thousands):

2004 (three months)	$208
2005	536
2006	202
2007	113
2008	28

8.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Purchased parts and completed subassemblies	$3,058	$3,127
Work-in-process	4,083	2,414
Finished goods, including demonstration equipment	814	824
Equipment shipped, subject to revenue deferral	676	324

Total	$8,631	$6,689

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Accrued commissions	$320	$146
Accrued warranty	199	205
Customer deposits and deferred revenue	37	71
Accrued facility exit costs	210	224
Other	374	300

Total	$1,140	$946

Warranty accrual activity for the nine months ended September 30, 2004 was as follows (in thousands):

Accrual balance, December 31, 2003	$205
Provisions for warranty	187
Settlements of warranty claims	(193)

Accrual balance, September 30, 2004	$199

10.	LONG-TERM DEBT

In January 2004, we obtained a demand bank loan that provided for borrowings of up to $190,000 to finance data processing equipment purchases. On March 29, 2004, the demand note was converted to a $190,000 term note payable in monthly installments over five years. The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5% (the prime interest rate was 4.75% at September 30, 2004). Payments are presently $3,706 per month, including interest at 6.25%. Future maturities on long-term debt as of September 30, 2004 are as follows (in thousands):

2004 (three months)	$8
2005	35
2006	37
2007	40
2008	42
2009	11

Total	$173

11.	RESTRUCTURING ACTIVITIES

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

In 2001, we vacated a leased 30,000 square-foot facility that is adjacent to our North St. Paul headquarters facility when we consolidated our North St. Paul operations into a single building. The lease expires in February 2006. As of September 30, 2004, approximately two-thirds of this facility is subleased to third parties through the end of the lease term.

In 2000, we vacated a leased 45,000 square-foot facility in Poway, California. The lease was assigned to an unrelated company in 2000 and Aetrium continued to be contingently liable under the lease if the assignee were to default. The lease expires in January 2010. In January 2004, we were notified by the lease assignee that it would be discontinuing operations. We negotiated a termination of the lease assignment for a lump sum payment of $452,000 less credits for applied deposits and future subtenant rentals and the lease was re-assigned to Aetrium. The payment we received covered our estimated net rental and operating costs for the facility through approximately September 2004. As of September 30, 2004, approximately one-half of the facility is subleased to two unrelated parties through March 2005.

Following is a table that summarizes facility exit accrual activity for the nine months ended September 30, 2004 (in thousands):

Accrued
Facility
Exit Costs
Accrual balance, December 31, 2003	$224
Cash payments, net of payments received from subtenants	(14)

Accrual balance, September 30, 2004	$210

Based on current subtenant occupancy commitments, we estimate that the facility exit accrual balance at September 30, 2004 will be paid at a rate of approximately $50,000 in the quarter ended December 31, 2004 and approximately $80,000 in the first quarter of fiscal year 2005. We are seeking subtenants for the vacant portions of the North St. Paul, Minnesota and Poway, California facilities. If we are unable to locate subtenants on a timely basis and/or if one or more of the current subtenants were to default on their sublease agreements, we may have to record additional facility exit charges in the future.

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

We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of September 30, 2004, our allowance for doubtful accounts was $0.3 million.

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

If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of September 30, 2004, the carrying value of our identifiable intangible assets was $1.1 million.

We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of September 30, 2004, our warranty reserve was $0.2 million.

Our deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2004, we maintained a valuation allowance to fully reserve against our deferred tax assets. If we generate taxable income consistently in future periods, our assessment of our ability to realize these deferred tax assets may change and we may reduce this valuation allowance, which would be reported as an income tax benefit and for some portion related to deductions for stock option exercises, would be reported as an increase in shareholders’ equity. Although there can be no assurance, if we maintain consistent profitability during the fourth quarter of 2004 and early 2005, we will likely reverse some or all of this deferred tax valuation allowance.

Results of Operations

Net Sales. Net sales for the nine months ended September 30, 2004 was $22.3 million compared with $9.6 million for the same period in 2003, a 132% increase. Net sales for the three months ended September 30, 2004 was $7.1 million compared with $3.3 million for the same period in 2003, a 113% increase. Equipment net sales increased significantly as the semiconductor industry recovery that began in late 2003 continued into 2004. Net sales of test handlers was $13.7 million in the first nine months of 2004, an increase of $9.9 million or 255% over the comparable period in 2003. Net sales of automation equipment was $1.5 million in the first nine months of 2004, an increase of $0.3 million or 21% over the comparable period in 2003. Net sales of reliability test equipment was $3.5 million in the first nine months of 2004, an increase of $0.7 million or 26% over the comparable period in 2003. Net sales of change kits and spare parts was $3.7 million in the first nine months of 2004, an increase of $1.9 million or 104% over the comparable period in 2003.

Gross Profit. Gross profit was 57.5% of net sales for the nine months ended September 30, 2004 compared with 51.6% of net sales for the comparable period in 2003. Gross profit was 59.8% of net sales for the three months ended September 30, 2004 compared with 52.2% of net sales for the comparable period in 2003. Gross margins increased generally in 2004 compared to 2003 due to efficiencies realized from significantly higher production volumes and revenue levels. In addition, the gross margin in the quarter ended September 30, 2004 was positively impacted by a favorable mix of direct international sales that generate higher margins than comparable sales to distributors for resale.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $6.7 million compared with $4.7 million for the comparable period in 2003, a 43% increase. Selling, general and administrative expenses for the three months ended September 30, 2004 were $2.5 million compared with $1.5 million for the comparable period in 2003, a 60% increase. Commissions expense increased $0.4 million and $0.9 million in the three and nine-month periods ended September 30, 2004, respectively, compared with the prior year primarily due to higher net sales volume. Incentives compensation expense increased $0.1 million and $0.5 million in the three and nine-month periods ended September 30, 2004, respectively, based on profit levels achieved in 2004. In addition, wages increased approximately $0.2 million and $0.3 million in the three and nine-month periods ended September 30, 2004 compared with the prior year due to wage increases and an increase in employee count in 2004.

Research and Development. Research and development expenses were $2.7 million for the nine months ended September 30, 2004, compared with $1.9 million for the same period in the prior year, an increase of 38%. Research and development expenses for the three months ended September 30, 2004 were $0.9 million compared with $0.7 million for the comparable period in 2003, a 30% increase. The increase in 2004 is primarily attributed to higher third-party contractor research and development costs related to the development of our new Model 55V8 gravity-feed test handler. We expect the amount of research and development expenses in the quarter ended December 31, 2004 will be consistent with expense levels incurred in each of the first three quarters of the year.

Other Income (Expense), net. Other income (expense), net was $16,000 and $10,000 for the three months ended September 30, 2004 and 2003, respectively and $167,000 and $33,000 for the nine months ended September 30, 2004 and 2003, respectively. Other income (expense), net for the nine months ended September 30, 2004 includes a gain of $127,000 recorded in May 2004 related to the settlement of a claim against a customer for purchase order cancellation charges. In addition to this gain, other income (expense), net includes primarily interest income from the investment of excess funds. Interest income increased in 2004 primarily due to average higher cash balances invested compared with the prior year. Aetrium owns marketable securities which are classified as “available-for-sale” and had a market value of $76,000 at September 30, 2004. Future realized gains and losses from the sale of these securities and declines in value judged to be other-than-temporary, if any, will be recorded as a component of other income (expense), net.

Income Taxes. We maintain a valuation allowance against our deferred tax assets and do not intend to record any income tax expense or benefit, other than for alternative minimum income taxes and state franchise taxes, until the company is consistently profitable. Although there can be no assurance, if we maintain consistent profitability during the fourth quarter of 2004 and early 2005, we will likely reverse some or all of this deferred tax valuation allowance. Any such valuation allowance reversal would be reported as an income tax benefit and, for some portion related to deductions for stock option exercises, as an increase in shareholders’ equity. We recorded income tax expense of $13,000 and $54,000 in the three and nine-month periods ended September 30, 2004, respectively, related to estimated federal and state alternative minimum income taxes and state franchise taxes.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $2.6 million in the nine-month period ended September 30, 2004. We generated $2.2 million of cash from operating activities during this period. The major components of cash flows generated from operating activities were net income of $3.5 million, $0.8 million in non-cash depreciation and amortization expense, and increases in accounts payable of $0.3 million and accrued compensation of $0.4 million. These sources of cash were partially offset by increases in accounts receivable of $1.0 million and inventories of $2.0 million. Inventories and accounts payable increased in 2004 due to increased production levels resulting from higher business volumes. Accrued compensation increased due to higher wages and increased incentives related to higher profit levels. Accounts receivable increased because revenues in the third quarter of 2004 were significantly higher than in the fourth quarter of 2003. Although accounts receivable increased significantly in absolute dollars, average days’ sales outstanding improved from 67 days at December 31, 2003 to 53 days at September 30, 2004.

Net cash used in investing activities in the nine months ended September 30, 2004 amounted to $0.1 million and included primarily capital expenditures related to upgrading our data processing equipment at our Dallas, Texas location. We estimate that capital expenditures in the fourth quarter of 2004 will be less than $0.1 million.

Net cash provided by financing activities amounted to $0.5 million in the nine months ended September 30, 2004. In March 2004, we obtained a bank term loan of approximately $0.2 million, payable over five years, to finance data processing equipment purchases made in the fourth quarter of 2003 and first quarter of 2004. During the nine months ended September 30, 2004, we also received approximately $0.4 million in proceeds from employee stock option exercises.

We believe our cash and cash equivalents of $6.7 million at September 30, 2004 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. Semiconductor industry conditions weakened during the third quarter of 2004 as the demand for integrated circuits slowed and many manufacturers reduced capital spending. If industry conditions remain weak or deteriorate further or if other factors negatively impact the demand for our products, future cash flows could be adversely affected. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Business Risks and Uncertainties

A number of risks and uncertainties exist which could impact our future operating results. Aetrium operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished. As a result of these business cycles, we have in the past, and will likely in the future, experience significant fluctuations in demand for the equipment we manufacture and sell. The semiconductor equipment industry experienced a severe business downturn during 2001 through 2003. Industry conditions improved in late 2003 and continued to strengthen significantly in the first half of 2004. In the third quarter of 2004, industry conditions weakened as demand for integrated circuits slowed and many manufacturers reduced capital spending, resulting in lower revenue levels for many equipment suppliers, including Aetrium. We do not know whether this slowdown is a short-term pause in the recovery cycle or the beginning of a down cycle. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

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

Our exposure to interest rate risk relates primarily to our short-term investment of excess funds, which, as of September 30, 2004, consisted primarily of bank repurchase agreements with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant. As of September 30, 2004, we owned marketable securities valued at $76,000 that are subject to future market value fluctuations.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

On July 19, 2004, the Company filed a Current Report on Form 8-K that contained its press release regarding its financial results for the quarter ended June 30, 2004.

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED

(Registrant)

Date: October 27, 2004	By:	/s/ Joseph C. Levesque

Joseph C. Levesque Chairman of the Board, President, and Chief Executive Officer

Date: October 27, 2004	By:	/s/ Paul H. Askegaard

Paul H. Askegaard Treasurer (principal financial and accounting officer)