Form 10-Q
period 2005-03-31
AETRIUM INC
filed 2005-04-28
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on April 19, 2005 9,629,123

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,516	$7,268
Accounts receivable, net	3,353	3,538
Inventories	8,751	8,494
Other current assets	171	175

Total current assets	18,791	19,475

Property and equipment:
Furniture and fixtures	588	588
Equipment	2,106	2,102

	2,694	2,690

Less accumulated depreciation and amortization	(2,344)	(2,287)

Property and equipment, net	350	403

Identifiable intangible assets, net	678	879
Other assets	78	78

Total assets	$19,897	$20,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$33	$33
Trade accounts payable	1,058	1,571
Accrued compensation	486	354
Other accrued liabilities	1,019	1,304

Total current liabilities	2,596	3,262

Long-term debt, less current portion	125	133

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,629,123 and 9,627,436 shares issued and outstanding, respectively	10	10
Additional paid-in capital	60,622	60,618
Accumulated deficit	(43,456)	(43,188)

Total shareholders’ equity	17,176	17,440

Total liabilities and shareholders’ equity	$19,897	$20,835

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Net sales	$4,002	$6,141
Cost of goods sold	1,831	2,704

Gross profit	2,171	3,437

Operating expenses:
Selling, general, and administrative	1,767	1,878
Research and development	697	846

Total operating expenses	2,464	2,724

Income (loss) from operations	(293)	713
Interest income (expense), net	25	10

Income (loss) before income taxes	(268)	723
Income taxes	—	(10)

Net income (loss)	$(268)	$713

Income (loss) per common share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07

Weighted average common shares outstanding:
Basic	9,628	9,508
Diluted	9,628	9,964

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(268)	$713
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	258	267
Provision for excess and obsolete inventories	30	30
Changes in assets and liabilities:
Accounts receivable	185	31
Inventories	(287)	(690)
Other current assets	4	(83)
Other assets	—	(66)
Trade accounts payable	(513)	(83)
Accrued compensation	132	322
Other accrued liabilities	(285)	285

Net cash generated by (used in) operating activities	(744)	726

Cash flows from investing activities:
Purchase of property and equipment	(4)	(95)

Net cash used in investing activities	(4)	(95)

Cash flows from financing activities:
Proceeds from stock option exercises	4	112
Payments on long-term debt	(8)	—
Proceeds from long-term debt	—	190

Net cash provided by (used in) financing activities	(4)	302

Net increase (decrease) in cash and cash equivalents	(752)	933

Cash and cash equivalents at beginning of period	7,268	4,087

Cash and cash equivalents at end of period	$6,516	$5,020

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.	REVENUE RECOGNITION

Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include post-shipment obligations to be performed by Aetrium and/or contractual terms that can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until such obligations have been completed and there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included in “other accrued liabilities” in our consolidated balance sheet. See Notes 8 and 9.

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

	Three months ended March 31,
	2005	2004
	(in thousands)
Weighted average common shares outstanding	9,628	9,508
Potentially dilutive stock options	—	456

Weighted average common shares outstanding, assuming dilution	9,628	9,964

For the three-month period ended March 31, 2005, all stock options are excluded from the loss per share computation because they would be antidilutive. For the three-month period ended March 31, 2004, options to purchase approximately 340,000 common shares are excluded from the income per share computation because their exercise prices exceeded the average market value of our common stock for the period and they would therefore be antidilutive to earnings per share. As of March 31, 2005 and 2004, respectively, there were 1,707,233 and 1,768,251 outstanding stock options that could have potentially impacted diluted earnings per share.

4.	STOCK-BASED EMPLOYEE COMPENSATION

Our 1993 Stock Incentive Plan terminated in June 2003. Stock options granted under the 1993 Stock Incentive Plan that were outstanding at the time the plan terminated continue to be exercisable according to their individual terms. In May 2003, Aetrium’s shareholders approved the adoption of our 2003 Stock Incentive Plan which is described more fully in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Aetrium accounts for its stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in our consolidated statements of operations, as all options granted to employees and directors under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all options vest based only upon continuing employment. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income (loss), as reported	$(268)	$713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(94)	(124)

Pro forma net income (loss)	$(362)	$589

Net income (loss) per share:
Basic – as reported	$(0.03)	$0.07
Basic – pro forma	$(0.04)	$0.06
Diluted – as reported	$(0.03)	$0.07
Diluted – pro forma	$(0.04)	$0.06

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements. However, we do not expect SFAS 151 to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The standard generally requires companies to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. The adoption of SFAS 123R will result in a charge to our operations for all existing unvested stock options and any new stock option grants over their vesting periods. In April 2005, the SEC adopted a rule that amended the compliance dates for SFAS 123R such that Aetrium will be required to adopt the standard in the first quarter of our fiscal year ending December 31, 2006. We are currently evaluating the impact of adopting SFAS 123R on our financial position and results of operations.

6.	COMPREHENSIVE INCOME (LOSS)

Aetrium’s comprehensive income (loss) is equal to its net income (loss) for all periods presented. Therefore, we have no amounts of other comprehensive income (loss) included as a component of shareholders’ equity.

7.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	March 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Developed technology	$2,600	$(2,600)	$—	$2,600	$(2,511)	$89
Core technology	3,167	(2,842)	325	3,167	(2,761)	406
Customer list	1,100	(770)	330	1,100	(742)	358
Other	99	(76)	23	99	(73)	26

Total	$6,966	$(6,288)	$678	$6,966	$(6,087)	$879

Amortization expense related to intangible assets amounted to approximately $0.2 million in each of the three-month periods ended March 31, 2005 and 2004. Estimated amortization expense in future periods is as follows (in thousands):

2005 (nine months)	$335
2006	202
2007	113
2008	28

8.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Purchased parts and completed subassemblies	$3,958	$3,919
Work-in-process	2,349	2,903
Finished goods, including demonstration equipment	2,217	1,379
Equipment shipped, subject to revenue deferral	227	293

Total	$8,751	$8,494

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Accrued commissions	$225	$258
Accrued warranty	181	167
Customer deposits and deferred revenue	278	528
Accrued facility exit costs	81	85
Other	254	266

Total	$1,019	$1,304

Warranty accrual activity for the three months ended March 31, 2005 was as follows (in thousands):

Accrual balance, December 31, 2004	$167

Provisions for warranty	35
Settlements of warranty claims	(21)

Accrual balance, March 31, 2005	$181

10.	LONG-TERM DEBT

In the first quarter of 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,637 through March 2009. The note is collateralized by certain data processing equipment with a carrying value of approximately $180,000 at March 31, 2005, and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The prime interest rate was 5.75% at March 31, 2005. Future maturities of long-term debt as of March 31, 2005 are as follows (in thousands):

2005 (nine months)	$25
2006	36
2007	38
2008	41
2009	18

Total	$158

11.	RESTRUCTURING ACTIVITIES

During fiscal years 2000 through 2003, we implemented a number of actions to better align our cost structure with significantly reduced revenue levels. These actions included workforce reductions, consolidations of operations, and facility closures. In connection with these restructuring activities, we recorded charges for estimated future lease commitments related to facilities we closed. As of March 31, 2005, we had lease obligations related to the following vacated facilities:

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

Following is a table that summarizes facility exit accrual activity for the three months ended March 31, 2005 (in thousands):

Accrued
Facility
Exit Costs
Accrual balance, December 31, 2004	$85

Cash payments, net of payments received from subtenants	(4)

Accrual balance, March 31, 2005	$81

The $81,000 accrual for facility exit costs at March 31, 2005 is related to the vacated facilities in North St. Paul, Minnesota and Poway, California. We estimate that the accrual will be substantially depleted before the end of 2005 and that sublease income, including scheduled sublease rent increases, will fully offset the remainder of our future lease obligations. However, if one or more of our current subtenants were to default on their sublease agreements or if we are unsuccessful in extending subleases or locating replacement subtenants upon the expiration of current sublease agreements, we may have to record additional facility exit charges in the future.

12.	INCOME TAXES

We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. Therefore, no income tax benefit was recorded for the three months ended March 31, 2005. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $10,000 in the three months ended March 31, 2004 for estimated federal alternative minimum tax and certain state minimum fees.

AETRIUM INCORPORATED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to revenue recognition, accounts receivable, inventories, identifiable intangible assets, warranty obligations and income tax accounting.

Our policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include post-shipment obligations to be performed by Aetrium and/or contractual terms that can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until such obligations have been completed and there is objective evidence that the applicable contract terms have been met. Due to the high selling price of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.

We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of March 31, 2005, our allowance for doubtful accounts was $0.3 million.

We establish valuation reserves on our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required. As of March 31, 2005, our inventory excess and obsolescence reserve was $2.6 million.

We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of March 31, 2005, the carrying value of our identifiable intangible assets was $0.7 million.

We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of March 31, 2005, our warranty reserve was $0.2 million.

We carry the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. These deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. Since fiscal year 2000, we have maintained a valuation allowance to fully reserve these assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We expect to continue to maintain a full valuation allowance until we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

Results of Operations

Following a prolonged down cycle in the semiconductor industry during the period 2001 through 2003, demand for semiconductor products increased significantly in the first half of 2004. In response, semiconductor manufacturers aggressively added equipment and production capacity. In the second half of 2004, however, demand for semiconductor products slowed. Many manufacturers were suddenly faced with excess production capacity and inflated inventories and they dramatically reduced their production and capital spending. As a result, most suppliers in the test, assembly and packaging segment of the semiconductor equipment industry, including Aetrium, experienced declining sales levels in the second half of 2004 and early 2005.

Net Sales. Net sales for the three months ended March 31, 2005 was $4.0 million compared with $6.1 million for the same period in 2004, a 35% decrease. Net sales of test handlers was $0.6 million in the quarter ended March 31, 2005 compared with $4.2 million in the first quarter of 2004, a decrease of 85%. The significant decrease in test handler sales was attributable to the slowdown in the semiconductor industry that began in the second half of 2004 and continued into early 2005. The decrease in test handler sales was partially offset by increases in sales of reliability test equipment and automation equipment. Net sales of reliability test equipment of $1.6 million in the quarter ended March 31, 2005 included $1.1 million related to a single order received from a large European customer and represented a 210% increase in net sales of reliability test equipment over the first quarter of 2004. Net sales of automation equipment was $0.8 million in the first quarter of 2005, an increase of $0.3 million over the comparable period in 2004. Net sales of change kits and spare parts was $1.0 million in the quarter ended March 31, 2005, approximately equal to the comparable period in 2004.

Gross Profit. Gross profit was 54.2% of net sales for the three months ended March 31, 2005 compared with 56.0% of net sales for the comparable period in 2004. Gross margins decreased in 2005 primarily due to inefficiencies associated with lower production and revenue levels compared with the prior year.

Selling, General and Administrative . Selling, general and administrative expenses for the three months ended March 31, 2005 were $1.8 million compared with $1.9 million for the comparable period in 2004, a 6% decrease. Commission expense decreased $0.2 million compared with the prior year due to lower net sales and a higher mix of non-commissionable international sales. Incentives compensation expense was zero in 2005 compared with $0.1 million in 2004 due to the operating loss incurred in 2005. These expense decreases in 2005 were partially offset by increases in travel and marketing costs primarily related to the promotion of our Model 55V8 test handler.

Research and Development. Research and development expenses were $0.7 million for the three months ended March 31, 2005, compared with $0.8 million for the same period in the prior year, an 18% decrease. The decrease in 2005 is attributed to reduced contract service costs associated with the development of our Model 55V8 gravity-feed test handler which was substantially completed in late 2004. Over time, our strategy is to invest approximately 12% to 15% of net sales in research and development although we may exceed this level in periods of low sales. Research and development expenses in the first quarter of 2005 represented 17.4% of net sales. We expect that we may continue to exceed our research and development spending model of 12% to 15% of net sales during the current industry slowdown.

Interest Income (Expense), net. Interest income (expense), net was approximately $25,000 for the three months ended March 31, 2005 and included approximately $27,000 of interest income from the investment of excess funds and approximately $2,000 of interest expense related to an equipment loan. Interest income (expense), net amounted to approximately $10,000 for the three months ended March 31, 2004 included approximately $13,000 of interest income and approximately $3,000 of interest expense. The increase in interest income in 2005 is primarily attributable to higher average cash balances invested and slightly higher interest rates compared with the prior year.

Income Taxes. We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. Therefore, no income tax benefit was recorded for the three months ended March 31, 2005. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $10,000 in the three months ended March 31, 2004 for estimated federal alternative minimum tax and certain state minimum fees.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.8 million in the quarter ended March 31, 2005. We used $0.7 million to fund operating activities during this period. The major components of cash flows used in operating activities were a net loss of $0.3 million, an increase in inventories of $0.3 million, and a decrease in accounts payable of $0.5 million, partially offset by $0.3 million in non-cash depreciation and amortization expense and a decrease in accounts receivable of $0.2 million. Inventories increased during the quarter due to lower than anticipated sales and specific purchases to support increased demonstration equipment requirements and customer delivery requirements. Accounts payable decreased primarily due to lower inventory receipts towards the end of the first quarter compared with the quarter ended December 31, 2004. Accounts receivable decreased from December 31, 2004 primarily due to lower revenue levels. Net cash used in investing and financing activities in the quarter ended March 31, 2005 was insignificant.

In the quarter ended March 31, 2004, we generated $0.7 million from operating activities. The major components of cash flows generated from operating activities were net income of $0.7 million, $0.3 million in non-cash depreciation and amortization expense, and an increase in accrued compensation of $0.3 million offset by a $0.7 million increase in inventories. Accrued compensation increased primarily due to $0.2 million of incentives compensation accrued based on first quarter profits. Inventories increased in the quarter ended March 31, 2004 to support increased production levels and to meet equipment delivery requirements in the second quarter of 2004.

Net cash used in investing activities in the quarter ended March 31, 2004 amounted to $0.1 million and included capital expenditures primarily related to upgrading our data processing equipment at our Dallas, Texas location.

Net cash provided by financing activities amounted to $0.3 million in the quarter ended March 31, 2004. During this period we obtained a bank term loan in the amount of $0.2 million to finance certain data processing equipment purchases and we also received $0.1 million in proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $6.5 million at March 31, 2005 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. However, a prolonged continuation of the current industry slowdown or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

We do not presently have a bank line of credit or other working capital financing. Although we believe we will be able to secure financing if needed, there can be no assurance that such financing will be available with terms favorable to Aetrium or at all.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements. However, we do not expect SFAS 151 to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The standard generally requires companies to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. The adoption of SFAS 123R will result in a charge to our operations for all existing unvested stock options and any new stock option grants over their vesting periods. In April 2005, the SEC adopted a rule that amended the compliance dates for SFAS 123R such that Aetrium will be required to adopt the standard in the first quarter of our fiscal year ending December 31, 2006. We are currently evaluating the impact of adopting SFAS 123R on our financial position and results of operations.

Business Risks and Uncertainties

A number of risks and uncertainties exist which could impact our future operating results. Aetrium operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished. As a result of these business cycles, we have in the past, and will likely in the future, experience significant fluctuations in demand for the equipment we manufacture and sell. The semiconductor equipment industry experienced a severe business downturn during 2001 through 2003. Industry conditions improved in late 2003 and continued to strengthen significantly in the first half of 2004. In the second half of 2004, industry conditions weakened as demand for integrated circuits slowed and many manufacturers reduced capital spending, resulting in lower revenue levels for many equipment suppliers, including Aetrium. Industry conditions have continued to be very weak in early 2005. The duration and severity of the current industry downturn is unknown. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Other risks and uncertainties include but are not limited to competition, reliance on significant customers, our success in developing new products and technologies, market acceptance of new products, risks and unanticipated costs associated with integrating or restructuring acquired or existing operations, the impact of changes in corporate governance and securities disclosure and compliance requirements, and other factors, including those set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2004.

We undertake no obligation to update the above information, including any forward-looking statements, in this quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk relates primarily to our short-term investment of excess funds, which, as of March 31, 2005, included bank repurchase agreements with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

AETRIUM INCORPORATED
(Registrant)

Date: April 28, 2005	By:	/s/ Joseph C. Levesque

Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: April 28, 2005	By:	/s/ Paul H. Askegaard

Paul H. Askegaard
Treasurer
(principal financial and accounting officer)