Form 10-Q
period 2005-06-30
AETRIUM INC
filed 2005-08-02
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐            No ☑

Number of shares of Common Stock, $.001 par value, outstanding on July 29, 2005	9,632,904

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AETRIUM INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$5,140	$7,268
Accounts receivable, net	3,280	3,538
Inventories	9,619	8,494
Other current assets	189	175

Total current assets	18,228	19,475

Property and equipment:
Furniture and fixtures	588	588
Equipment	2,117	2,102

	2,705	2,690
Less accumulated depreciation and amortization	(2,388)	(2,287)

Property and equipment, net	317	403

Identifiable intangible assets, net	567	879
Other assets	78	78

Total assets	$19,190	$20,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$33	$33
Trade accounts payable	1,345	1,571
Accrued compensation	355	354
Other accrued liabilities	839	1,304

Total current liabilities	2,572	3,262

Long-term debt, less current portion	116	133

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,632,904 and 9,627,436 shares issued and outstanding, respectively	10	10
Additional paid-in capital	60,630	60,618
Accumulated deficit	(44,138)	(43,188)

Total shareholders’ equity	16,502	17,440

Total liabilities and shareholders’ equity	$19,190	$20,835

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$3,108	$9,107	$7,110	$15,248
Cost of goods sold	1,438	3,940	3,269	6,644

Gross profit	1,670	5,167	3,841	8,604

Operating expenses:
Selling, general, and administrative	1,667	2,385	3,434	4,263
Research and development	720	889	1,417	1,735

Total operating expenses	2,387	3,274	4,851	5,998

Income (loss) from operations	(717)	1,893	(1,010)	2,606
Interest income (expense), net	35	14	60	24
Other income	—	127	—	127

Income (loss) before income taxes	(682)	2,034	(950)	2,757
Income taxes	—	(31)	—	(41)

Net income (loss)	$(682)	$2,003	$(950)	$2,716

Income (loss) per common share:
Basic	$(0.07)	$0.21	$(0.10)	$0.28
Diluted	$(0.07)	$0.19	$(0.10)	$0.27

Weighted average common shares outstanding:
Basic	9,630	9,596	9,629	9,552
Diluted	9,630	10,311	9,629	10,137
The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(950)	$2,716
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	423	539
Gain on claim settlement	—	(127)
Provision for excess and obsolete inventories	60	60
Provision for bad debts	—	30
Changes in assets and liabilities:
Accounts receivable	258	(2,318)
Inventories	(1,185)	(1,261)
Other current assets	(14)	(187)
Other assets	—	(66)
Trade accounts payable	(226)	679
Accrued compensation	1	668
Other accrued liabilities	(465)	1,318

Net cash generated by (used in) operating activities	(2,098)	2,051

Cash flows from investing activities:
Purchase of property and equipment	(25)	(132)
Sale of marketable securities	—	23

Net cash used in investing activities	(25)	(109)

Cash flows from financing activities:
Proceeds from exercise of stock options	12	357
Proceeds from long-term debt	—	190
Payments on long-term debt	(17)	(9)

Net cash provided by (used in) financing activities	(5)	538

Net increase (decrease) in cash and cash equivalents	(2,128)	2,480

Cash and cash equivalents at beginning of period	7,268	4,087

Cash and cash equivalents at end of period	$5,140	$6,567

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included as a component of “other accrued liabilities” in our consolidated balance sheet. See Notes 9 and 10.

3.	INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock options using the treasury stock method. For loss periods, the computation of diluted loss per share excludes the impact of stock options because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share. A reconciliation of the number of shares used in the computations of basic and diluted income (loss) per share follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted average common shares outstanding	9,630	9,596	9,629	9,552
Potentially dilutive stock options	—	715	—	585

Weighted average common shares outstanding, assuming dilution	9,630	10,311	9,629	10,137

For the three and six month periods ended June 30, 2005, all stock options are excluded from the loss per share computations because they would be antidilutive. As of June 30, 2005, there were 1,664,586 outstanding stock options that could have potentially impacted diluted earnings per share. For the six month period ended June 30, 2004, options to purchase approximately 170,000 common shares are excluded from the income per share computation because their exercise prices exceeded the average market value of our common stock for the period and they would therefore be antidilutive to earnings per share.

4.	STOCK-BASED EMPLOYEE COMPENSATION

Aetrium presently accounts for its stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in our consolidated statements of operations, as all options granted to employees and directors under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all options vest based only upon continuing employment.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The standard generally requires companies to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. The adoption of SFAS 123R will result in a charge to our operations for all existing unvested stock options and any new stock option grants over their vesting periods. Aetrium will be required to adopt the standard in the first quarter of our fiscal year ending December 31, 2006. We are currently evaluating the impact of adopting SFAS 123R on our financial position and results of operations.

On May 25, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of 453,832 unvested and “out-of-the-money” stock options held by Aetrium employees with exercise prices ranging from $2.76 to $4.81 per share. The options would have otherwise vested over various periods through September 2008. On June 2, 2005, our Board of Directors accelerated the vesting of 22,500 unvested and “out-of-the-money” stock options held by each of our three independent directors with exercise prices of $2.76 per share. The options would have otherwise vested through December 2007. Our Board of Directors and its Compensation Committee determined that the acceleration of the vesting of the stock options described above was in the best interests of the company to enhance the incentive of the affected options and to provide us with greater flexibility for future grants of share-based incentives as SFAS 123(R) becomes effective. The acceleration of vesting will enable us to avoid recognizing compensation expense associated with these options in future periods following our planned adoption of SFAS 123(R) in January 2006.

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(682)	$2,003	$(950)	$2,716
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(846)	(122)	(940)	(246)

Pro forma net income (loss)	$(1,528)	$1,881	$(1,890)	$2,470

Net income (loss) per share:
Basic — as reported	$(0.07)	$0.21	$(0.10)	$0.28
Basic — pro forma	$(0.16)	$0.20	$(0.20)	$0.26
Diluted — as reported	$(0.07)	$0.19	$(0.10)	$0.27
Diluted — pro forma	$(0.16)	$0.18	$(0.20)	$0.25

Pro forma diluted weighted average common shares outstanding	9,630	10,286	9,629	10,062

Approximately $750,000 of the pro forma stock-based employee compensation expense for the three and six month periods ended June 30, 2005, resulted from the acceleration of the vesting of certain stock options described above.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements. However, we do not expect SFAS 151 to have a significant impact on our financial position or results of operations.

6.	OTHER INCOME

During the quarter ended June 30, 2004, we settled a claim against a customer for past-due invoices for products we had delivered plus charges related to a purchase order cancelled by the customer in 2001. We accepted shares of the customer’s common stock in settlement of these claims. The portion of the settlement related to the purchase order cancellation, amounting to $127,000, was recorded as a gain and was included in the caption, “Other income” in our Statement of Operations for the three and six month periods ended June 30, 2004.

7.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income (loss)	$(682)	$2,003	$(950)	$2,716
Unrealized loss on “available for sale” securities	—	(43)	—	(43)

Comprehensive income (loss)	$(682)	$1,960	$(950)	$2,673

8.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	June 30, 2005			December 31, 2004
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Developed technology	$2,600	$(2,600)	$—	$2,600	$(2,511)	$89
Core technology	3,167	(2,923)	244	3,167	(2,761)	406
Customer list	1,100	(797)	303	1,100	(742)	358
Other	99	(79)	20	99	(73)	26

Total	$6,966	$(6,399)	$567	$6,966	$(6,087)	$879

Amortization expense related to intangible assets amounted to approximately $0.3 million and $0.4 million in the six month periods ended June 30, 2005 and 2004, respectively. Estimated amortization expense in future periods is as follows (in thousands):

2005 (six months)	$224
2006	202
2007	113
2008	28
9.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Purchased parts and completed subassemblies	$3,536	$3,919
Work-in-process	2,253	2,903
Finished goods, including demonstration equipment	3,455	1,379
Equipment shipped, subject to revenue deferral	375	293

Total	$9,619	$8,494

10.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Accrued commissions	$149	$258
Accrued warranty	140	167
Customer deposits and deferred revenue	223	528
Accrued facility exit costs	33	85
Other	294	266

Total	$839	$1,304

Warranty accrual activity for the six months ended June 30, 2005 was as follows (in thousands):

Accrual balance, December 31, 2004	$167
Provisions for warranty	79
Settlements of warranty claims	(106)

Accrual balance, June 30, 2005	$140

11.	LONG-TERM DEBT

In the first quarter of 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,637 through March 2009. The note is collateralized by certain data processing equipment with a carrying value of approximately $157,000 at June 30, 2005, and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The prime interest rate was 6.25% at June 30, 2005. Future maturities of long-term debt as of June 30, 2005 are as follows (in thousands):

2005 (six months)	$16
2006	35
2007	37
2008	40
2009	21

Total	$149

12.	RESTRUCTURING ACTIVITIES

During fiscal years 2000 through 2003, we implemented a number of actions to better align our cost structure with significantly reduced revenue levels. These actions included workforce reductions, consolidations of operations, and facility closures. In connection with these restructuring activities, we recorded charges for estimated future lease commitments related to facilities we closed. As of June 30, 2005, we had lease obligations related to the following vacated facilities:
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
Following is a table that summarizes facility exit accrual activity for the six months ended June 30, 2005 (in thousands):

Accrued
Facility
Exit Costs
Accrual balance, December 31, 2004	$85

Cash payments, net of payments received from subtenants	(52)

Accrual balance, June 30, 2005	$33

The $33,000 accrual for facility exit costs at June 30, 2005 is related to the vacated facilities in North St. Paul, Minnesota and Poway, California. We estimate that the accrual will be substantially depleted before the end of 2005 and that sublease income, including scheduled sublease rent increases, will fully offset the remainder of our future lease obligations. However, if one or more of our current subtenants were to default on their sublease agreements or if we are unsuccessful in extending subleases or locating replacement subtenants upon the expiration of current sublease agreements, we may have to record additional facility exit charges in the future.

13.	INCOME TAXES

We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. Therefore, no income tax benefit was recorded for the three and six month periods ended June 30, 2005. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $31,000 and $41,000 in the three and six month periods ended June 30, 2004, respectively, for estimated federal alternative minimum tax and certain state minimum fees.

AETRIUM INCORPORATED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview
Aetrium designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test semiconductor and passive electronic devices, such as integrated circuits, or ICs, and discrete electronic components. Our primary emphasis is on the IC segment of semiconductor manufacturing. Our equipment is used primarily in the test, assembly and packaging, or TAP, segment of the semiconductor equipment industry.
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
Following a very strong year in calendar 2000, the semiconductor equipment industry experienced a deep and prolonged business downturn during the three-year period ended December 31, 2003. During most of this period, U.S. and global economic conditions were generally weak and many semiconductor manufacturers experienced significantly reduced demand for their products, resulting in elevated inventory levels and significant excess production capacity. These factors led to a dramatic cutback in capital spending, resulting in the most severe downturn in the history of the semiconductor equipment industry. During this period, Aetrium’s revenues declined from $46.1 million in 2000 to $14.1 million in 2003.
In the first half of 2004, business conditions improved significantly as many semiconductor manufacturers increased capital spending in response to increased demand for their products. Aetrium’s revenues increased significantly in this period and were more than double the revenues for the first half of 2003. However, industry conditions weakened again in the second half of 2004 as semiconductor manufacturers addressed rising inventory levels. As a result, semiconductor manufacturers decreased capital spending, particularly in the TAP segment of the semiconductor equipment industry. Aetrium’s orders and revenues decreased sequentially in the third and fourth quarters of 2004, and second half revenues were approximately 18% lower than the first half of the year.
Semiconductor equipment industry conditions generally continued to be weak in the first half of 2005. Aetrium’s revenues declined sequentially in the first and second quarters such that first half revenues were 53% below the first half of 2004. Analysts for the semiconductor and semiconductor equipment industries forecast improving conditions in the second half of 2005 for the TAP segment of the semiconductor equipment industry, but it is unclear as to the timing or extent of the impact of any such improving conditions on Aetrium.
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
Our policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. Due to the high selling price of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.
We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of June 30, 2005, our allowance for doubtful accounts was $0.3 million.
We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizeable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required. As of June 30, 2005, our provision for excess and obsolete inventory was $2.7 million.
We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of June 30, 2005, the carrying value of our identifiable intangible assets was $0.6 million.
We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of June 30, 2005, our warranty reserve was $0.1 million.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. These deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. Since fiscal year 2000, we have maintained a valuation allowance to fully reserve these assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We expect to continue to maintain a full valuation allowance until we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.
     Results of Operations
Net Sales. Net sales for the six months ended June 30, 2005 was $7.1 million compared with $15.2 million for the same period in 2004, a 53% decrease. Net sales for the three months ended June 30, 2005 was $3.1 million compared with $9.1 million for the same period in 2004, a 66% decrease. Net sales of test handlers was $0.9 million in the first half of 2005 compared with $10.8 million in the first half of 2004, a decrease of 92%. The significant decrease in test handler sales was attributable to the slowdown in the semiconductor industry that began in the second half of 2004 and continued into 2005. The decrease in test handler sales in 2005 was partially offset by an increase in sales of reliability test equipment. Net sales of reliability test equipment of $2.8 million in the first half of 2005 included $1.1 million related to a single order received from a large European customer and represented a 212% increase in net sales of reliability test equipment over the first half of 2004. Net sales of automation equipment was $1.2 million in the first half of 2005, approximately the same as the comparable period in 2004. Net sales of change kits and spare parts was $2.2 million in the first half of 2005, compared with $2.4 million in the first half of 2004, a decrease of 6%.
Gross Profit. Gross profit was 54.0% of net sales for the six months ended June 30, 2005 compared with 56.4% of net sales for the comparable period in 2004. Gross profit was 53.7% of net sales for the three months ended June 30, 2005 compared with 56.7% of net sales for the comparable period in 2004. Gross margins decreased in 2005 primarily due to inefficiencies associated with lower production and revenue levels compared with the prior year.
Selling, General and Administrative . Selling, general and administrative expenses for the six months ended June 30, 2005 were $3.4 million compared with $4.3 million for the comparable period in 2004, a 19% decrease. Selling, general and administrative expenses for the three months ended June 30, 2005 were $1.7 million compared with $2.4 million for the comparable period in 2004, a 30% decrease. Commission expense decreased $0.3 and $0.5 million in the three and six month periods ended June 30, 2005, respectively, compared with the prior year due to lower net sales volume and a higher mix of non-commissionable international sales. Incentives compensation expense decreased $0.3 and $0.4 million in the three and six month periods ended June 30, 2005, respectively, due to the lack of profitability in 2005. Amortization expense related to intangible assets decreased $0.1 million in each of the three and six month periods ended June 30, 2005, compared with the prior year as certain intangibles became fully amortized. These expense decreases in 2005 were partially offset by increases in travel and marketing costs primarily related to the promotion of our Model 55V8 test handler.
Research and Development. Research and development expenses were $1.4 million for the six months ended June 30, 2005, compared with $1.7 million for the same period in the prior year, a decrease of 18%. Research and development expenses for the three months ended June 30, 2005 were $0.7 million compared with $0.9 million for the comparable period in 2004, a 19% decrease. The decrease in 2005 is attributed to reduced contract service costs associated with the development of our Model 55V8 gravity-feed test handler which, was substantially completed in late 2004. Over time, our strategy is to invest approximately 12% to 15% of net sales in research and development although we may exceed this level in periods of low sales. Research and development expenses in the first half of 2005 represented 19.9% of net sales compared with 11.4% of net sales in the first half of 2004 and 12.9% for all of fiscal year 2004. We expect that we may continue to exceed our research and development spending model of 12% to 15% of net sales during the current industry slowdown.
Interest Income (Expense), net. Interest income (expense), net, amounted to $35,000 and $14,000 in the three month periods ended June 30, 2005 and 2004, respectively, and $60,000 and $24,000 in the six month periods ended June 30, 2005 and 2004, respectively. These amounts consisted primarily of interest income from the investment of excess funds, partially offset by interest expense of approximately $3,000 and $6,000 in each of the three and six month periods, respectively, related to a note payable to a bank. Interest income increased in 2005 due to higher average cash balances and higher interest rates.
Other Income. During the quarter ended June 30, 2004, we settled a claim against a customer for past-due invoices for products we had delivered plus charges related to a purchase order cancelled by the customer in 2001. We accepted shares of the customer’s common stock in settlement of these claims. The portion of the settlement related to the purchase order cancellation, amounting to $127,000, was recorded as a gain and was included in the caption, “Other income” in our Statement of Operations for the three and six month periods ended June 30, 2004.
Income Taxes. We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. Therefore, no income tax benefit was recorded for the three and six month periods ended June 30, 2005. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $31,000 and $41,000 in the three and six month periods ended June 30, 2004, respectively, for estimated federal alternative minimum tax and certain state minimum fees.
     Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents decreased by approximately $2.1 million in the six months ended June 30, 2005. We used $2.1 million to fund operating activities during this period. The major components of cash flows used in operating activities were a net loss of $1.0 million, a $1.2 million increase in inventories, and a $0.5 million decrease in accrued liabilities, partially offset by $0.4 million in non-cash depreciation and amortization expense and a decrease in accounts receivable of $0.3 million. Inventories increased due to lower than anticipated sales and specific purchases to support increased demonstration equipment requirements and customer delivery requirements, primarily for newer products. The decrease in accrued liabilities reflects primarily a reduction in the balance of outstanding customer advance payments since December 31, 2004. Accounts receivable decreased from December 31, 2004 primarily due to lower revenue levels. Net cash used in investing and financing activities in the six months ended June 30, 2005 was not significant.
In the six months ended June 30, 2004, we generated $2.1 million of cash from operating activities. The major components of cash flows generated from operating activities were net income of $2.7 million, $0.5 million in non-cash depreciation and amortization expense, and increases in accounts payable of $0.7 million, accrued compensation of $0.7 million and deferred revenue of $1.1 million. These sources of cash were partially offset by increases in accounts receivable of $2.3 million and inventories of $1.3 million. Inventories and accounts payable increased in the first half of 2004 due to increased production levels resulting from significantly higher business volumes. Accrued compensation increased due to higher wages and increased incentives related to higher profit levels. Accounts receivable increased because revenues in the second quarter of

2004 were more than double the revenue level in the fourth quarter of 2003. Deferred revenue increased due to the receipt of approximately $1.2 million in progress payments from two customers related to equipment that had not met revenue recognition criteria at June 30, 2004
Net cash used in investing activities in the six months ended June 30, 2004 amounted to $0.1 million and included primarily capital expenditures related to upgrading our data processing equipment at our Dallas, Texas location.
Net cash provided by financing activities amounted to $0.5 million in the six months ended June 30, 2004. In March 2004, we obtained a bank term loan in the amount of $0.2 million to finance certain purchases of data processing equipment. During the six months ended June 30, 2004, we received $0.4 million in proceeds from employee stock option exercises.
Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $5.1 million at June 30, 2005 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. However, a prolonged continuation of the current industry slowdown or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.
We do not presently have a bank line of credit or other working capital financing. Although we believe we will be able to secure financing if needed, there can be no assurance that such financing will be available with terms favorable to Aetrium or at all.
     Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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

     Business Risks and Uncertainties
A number of risks and uncertainties exist which could impact our future operating results. Aetrium operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished. As a result of these business cycles, we have in the past, and will likely in the future, experience significant fluctuations in demand for the equipment we manufacture and sell. The semiconductor equipment industry experienced a severe business downturn during 2001 through 2003. Industry conditions improved in late 2003 and continued to strengthen significantly in the first half of 2004. In the second half of 2004, industry conditions weakened as demand for integrated circuits slowed and many manufacturers reduced capital spending, resulting in lower revenue levels for many equipment suppliers, including Aetrium. Industry conditions have continued to be weak through the first half of 2005. The duration and severity of the current industry downturn is unknown. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to interest rate risk relates primarily to our short-term investment of excess funds, which, as of June 30, 2005, included bank repurchase agreements with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.
Item 4. Controls and Procedures
Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED
PART II. OTHER INFORMATION
     Item 1. Legal Proceedings
None.
     Item 2. Changes in Securities
None.
     Item 3. Defaults on Senior Securities
None.
     Item 4. Submissions of Matters to a Vote of Security Holders
On May 25, 2005 the company held its Annual Shareholder Meeting at which the shareholders elected the following individuals to serve as members of the Board of Directors:

Votes:	For	Against	With-held	Non-Vote
Joseph C. Levesque	8,327,659	0	734,066	0
Darnell L. Boehm	8,812,131	0	249,594	0
Terrence W. Glarner	8,812,840	0	248,885	0
Andrew J. Greenshields	8,854,340	0	207,385	0
Douglas L. Hemer	8,363,469	0	698,256	0
     Item 5. Other Information
None.

Item 6. Exhibits
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AETRIUM INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED

(Registrant)

Date: August 2, 2005	By:	/s/ Joseph C. Levesque

Joseph C. Levesque
Chairman of the Board, President, and Chief
Executive Officer

Date: August 2, 2005	By:	/s/ Paul H. Askegaard

Paul H. Askegaard
Treasurer
(principal financial and accounting officer)