Form 10-Q
period 2005-09-30
AETRIUM INC
filed 2005-10-31
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on October 21, 2005	9,639,757

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AETRIUM INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$5,388	$7,268
Accounts receivable, net	1,964	3,538
Inventories	8,920	8,494
Other current assets	268	175

Total current assets	16,540	19,475

Property and equipment:
Furniture and fixtures	588	588
Equipment	2,124	2,102

	2,712	2,690
Less accumulated depreciation and amortization	(2,437)	(2,287)

Property and equipment, net	275	403

Identifiable intangible assets, net	455	879
Other assets	78	78

Total assets	$17,348	$20,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$34	$33
Trade accounts payable	568	1,571
Accrued compensation	479	354
Other accrued liabilities	625	1,304

Total current liabilities	1,706	3,262

Long-term debt, less current portion	107	133

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,639,757 and 9,627,436 shares issued and outstanding, respectively	10	10
Additional paid-in capital	60,646	60,618
Accumulated deficit	(45,121)	(43,188)

Total shareholders’ equity	15,535	17,440

Total liabilities and shareholders’ equity	$17,348	$20,835

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$3,701	$7,073	$10,811	$22,321
Cost of goods sold	2,148	2,843	5,417	9,487

Gross profit	1,553	4,230	5,394	12,834

Operating expenses:
Selling, general and administrative	1,758	2,485	5,192	6,748
Research and development	819	927	2,236	2,662

Total operating expenses	2,577	3,412	7,428	9,410

Income (loss) from operations	(1,024)	818	(2,034)	3,424
Interest income (expense), net	41	16	101	40
Other income	—	—	—	127

Income (loss) before income taxes	(983)	834	(1,933)	3,591

Provision for income taxes	—	(13)	—	(54)

Net income (loss)	$(983)	$821	$(1,933)	$3,537

Income (loss) per common share:
Basic	$(0.10)	$0.09	$(0.20)	$0.37
Diluted	$(0.10)	$0.08	$(0.20)	$0.35
Weighted average common shares outstanding:
Basic	9,636	9,625	9,631	9,576
Diluted	9,636	10,159	9,631	10,145
The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(1,933)	$3,537
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	584	810
Gain on claim settlement	—	(127)
Provision for excess and obsolete inventories	90	90
Provision for bad debts	—	60
Changes in assets and liabilities:
Accounts receivable	1,574	(960)
Inventories	(516)	(2,032)
Other current assets	(93)	36
Other assets	—	(66)
Trade accounts payable	(1,003)	254
Accrued compensation	125	408
Other accrued liabilities	(679)	194

Net cash generated by (used in) operating activities	(1,851)	2,204

Cash flows from investing activities:
Purchase of property and equipment	(32)	(136)
Sale of marketable securities	—	23

Net cash used in investing activities	(32)	(113)

Cash flows from financing activities:
Proceeds from exercise of stock options	28	366
Proceeds from long-term debt	—	190
Payments on long-term debt	(25)	(17)

Net cash provided by financing activities	3	539

Net increase (decrease) in cash and cash equivalents	(1,880)	2,630

Cash and cash equivalents at beginning of period	7,268	4,087

Cash and cash equivalents at end of period	$5,388	$6,717

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Weighted average common shares outstanding	9,636	9,625	9,631	9,576
Potentially dilutive stock options	—	534	—	569

Weighted average common shares outstanding, assuming dilution	9,636	10,159	9,631	10,145

For the three and nine month periods ended September 30, 2005, all stock options are excluded from the loss per share computations because they would be antidilutive. As of September 30, 2005, there were 1,749,450 outstanding stock options that could have potentially impacted diluted earnings per share. For the three and nine month periods ended September 30, 2004, options to purchase approximately 260,000 and 200,000 common shares, respectively, are excluded from the income per share computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to earnings per share.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The standard generally requires companies to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Aetrium will be required to adopt the standard in the first quarter of our fiscal year ending December 31, 2006, which will result in a charge to our operations for all existing unvested stock options and any new stock option grants over their vesting periods. We expect that compensation expense to be recognized in fiscal year 2006 related to stock options outstanding at September 30, 2005 (excluding the potential impact of future grants) will amount to less than $50,000.

On August 17, 2005, the Compensation Committee of our Board of Directors granted stock options to certain employees to purchase 278,000 shares of our common stock. Also on that date, our Board of Directors granted options to our three independent directors to purchase 45,000 shares of our common stock. All of the options granted have an exercise price of $3.125 per share, the fair market value on the date of grant. All of the options are fully vested and exercisable as of August 17, 2005, and will expire in five years.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(983)	$821	$(1,933)	$3,537
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants, net of related tax effects	(544)	(94)	(1,484)	(340)

Pro forma net income (loss)	$(1,527)	$727	$(3,417)	$3,197

Net income (loss) per share:
Basic — as reported	$(0.10)	$0.09	$(0.20)	$0.37
Basic — pro forma	$(0.16)	$0.08	$(0.35)	$0.33
Diluted — as reported	$(0.10)	$0.08	$(0.20)	$0.35
Diluted — pro forma	$(0.16)	$0.07	$(0.35)	$0.32

Pro forma diluted weighted average common shares outstanding	9,636	10,090	9,631	10,072

Approximately $526,000 of the pro forma stock-based employee compensation expense for the three and nine month periods ended September 30, 2005, is related to the stock options granted on August 17, 2005 as described above. Approximately $753,000 of the pro forma stock-based employee compensation expense for the nine month period ended September 30, 2005, resulted from the acceleration of the vesting of certain stock options as described above.

5.	OTHER INCOME

During the nine months ended September 30, 2004, we settled a claim against a customer for past-due invoices for products we had delivered plus charges related to a purchase order cancelled by the customer in 2001. We accepted shares of the customer’s common stock in settlement of these claims. The portion of the settlement related to the purchase order cancellation, amounting to $127,000, was recorded as a gain and was included in the caption, “Other income” in our Statement of Operations for the nine month period ended September 30, 2004.

6.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income (loss)	$(983)	$821	$(1,933)	$3,537
Unrealized loss on “available for sale” securities	—	(91)	—	(134)

Comprehensive income (loss)	$(983)	$730	$(1,933)	$3,403

7.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Developed technology	$2,600	$(2,600)	$—	$2,600	$(2,511)	$89
Core technology	3,167	(3,004)	163	3,167	(2,761)	406
Customer list	1,100	(825)	275	1,100	(742)	358
Other	99	(82)	17	99	(73)	26

Total	$6,966	$(6,511)	$455	$6,966	$(6,087)	$879

Amortization expense related to intangible assets amounted to approximately $0.4 million and $0.7 million in the nine month periods ended September 30, 2005 and 2004, respectively. Estimated amortization expense in future periods is as follows (in thousands):

2005 (three months)	$112
2006	202
2007	113
2008	28
8.	INVENTORIES

Inventories are comprised of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Purchased parts and completed subassemblies	$3,546	$3,919
Work-in-process	2,217	2,903
Finished goods, including demonstration equipment	2,966	1,379
Equipment shipped, subject to revenue deferral	191	293

Total	$8,920	$8,494

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Accrued commissions	$61	$258
Accrued warranty	144	167
Customer deposits and deferred revenue	60	528
Accrued facility exit costs	41	85
Other	319	266

Total	$625	$1,304

Warranty accrual activity for the nine months ended September 30, 2005 was as follows (in thousands):

Accrual balance, December 31, 2004	$167

Provisions for warranty	157
Settlements of warranty claims	(180)

Accrual balance, September 30, 2005	$144

10.	LONG-TERM DEBT

In the first quarter of 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,637 through March 2009. The note is collateralized by certain data processing equipment with a carrying value of approximately $134,000 at September 30, 2005, and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The prime interest rate was 6.75% at September 30, 2005. Future maturities of long-term debt as of September 30, 2005 are as follows (in thousands):

2005 (three months)	$8
2006	35
2007	37
2008	40
2009	21

Total	$141

11.	RESTRUCTURING ACTIVITIES

During fiscal years 2000 through 2003, we implemented a number of actions to better align our cost structure with significantly reduced revenue levels. These actions included workforce reductions, consolidations of operations, and facility closures. In connection with these restructuring activities, we recorded charges for estimated future lease commitments related to facilities we closed. As of September 30, 2005, we had lease obligations related to the following vacated facilities:
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
Following is a table that summarizes facility exit accrual activity for the nine months ended September 30, 2005 (in thousands):

Accrued
Facility
Exit Costs
Accrual balance, December 31, 2004	$85

Cash payments, net of payments received from subtenants	(44)

Accrual balance, September 30, 2005	$41

The $41,000 accrual for facility exit costs at September 30, 2005 is related to the vacated facilities in North St. Paul, Minnesota and Poway, California. We estimate that the accrual will be substantially depleted by December 31, 2005 and that sublease income, including scheduled sublease rent increases, will fully offset the remainder of our future lease obligations. However, if one or more of our current subtenants were to default on their sublease agreements or if we are unsuccessful in extending subleases or locating replacement subtenants upon the expiration of current sublease agreements, we may have to record additional facility exit charges in the future.

12.	INCOME TAXES

We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. Therefore, no income tax benefit was recorded for the three and nine month periods ended September 30, 2005. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $13,000 and $54,000 in the three and nine month periods ended September 30, 2004, respectively, for estimated federal alternative minimum tax and certain state minimum fees.

13.	SUBSEQUENT EVENT — LINE OF CREDIT AGREEMENT
On October 3, 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories. The agreement has a term of one year, is collateralized by substantially all company assets and provides that Aetrium maintain certain financial covenants.

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
Semiconductor equipment industry conditions remained weak in the first half of 2005. Aetrium’s revenues continued to decline in the first and second quarters. However, our third quarter revenues improved to $3.7 million, a 19% increase over the previous quarter. Industry data indicates that, during the first three quarters of 2005, semiconductor demand increased, inventory levels decreased and capacity utilization rates improved. Analysts for the semiconductor and semiconductor equipment industries are generally forecasting that business conditions will continue to improve in the fourth quarter of 2005 and into 2006. Although we believe industry conditions will continue to improve, it is unclear as to what the timing or extent of the impact of any such improving conditions may have on Aetrium.
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
We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of September 30, 2005, our allowance for doubtful accounts was $0.1 million.
We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizeable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required. As of September 30, 2005, our provision for excess and obsolete inventory was $2.7 million.
We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of September 30, 2005, the carrying value of our identifiable intangible assets was $0.5 million.
We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of September 30, 2005, our warranty reserve was $0.1 million.
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
     Results of Operations
Net Sales. Net sales for the nine months ended September 30, 2005 was $10.8 million compared with $22.3 million for the same period in 2004, a 52% decrease. Net sales for the three months ended September 30, 2005 was $3.7 million compared with $7.1 million for the same period in 2004, a 48% decrease. Net sales of test handlers was $2.6 million in the first nine months of 2005 compared with $13.7 million in the first nine months of 2004, a decrease of 81%. The significant decrease in test handler sales was attributable to the slowdown in the semiconductor industry that began in the second half of 2004 and continued into 2005. Net sales of reliability test equipment was $3.5 million in the first nine months of 2005, approximately the same as in the comparable period in 2004. Sales of reliability test equipment were less impacted by the industry slowdown as this equipment is frequently purchased by customers for their newer products and processes for which there are generally less excesses, if any, in engineering and production capacity. Net sales of automation equipment was $1.3 million in the first nine months of 2005 compared with $1.5 million in the comparable period in 2004, a decrease of 13%. Net sales of change kits and spare parts was $3.4 million in the first nine months of 2005, compared with $3.7 million in the first nine months of 2004, a decrease of 7%. Test handler sales in the three month period ended September 30, 2005 included six of our new model 55V8 test handlers sold to a large integrated device manufacturer (IDM) through our Southeast Asian distributor. These sales contributed to a significant increase in the mix of distributor sales in the three month period ended September 30, 2005 compared with the same period in 2004.
Gross Profit. Gross profit was 49.9% of net sales for the nine months ended September 30, 2005 compared with 57.5% of net sales for the comparable period in 2004. Gross profit was 42.0% of net sales for the three months ended September 30, 2005 compared with 59.8% of net sales for the comparable period in 2004. Gross margins decreased in 2005 due to inefficiencies associated with lower production and revenue levels compared with the prior year. In addition, gross margins decreased in the three month period ended September 30, 2005 compared with the same period in the prior year due to a change in product mix, relatively high materials costs related to the model 55V8 sales due to initial low volume purchases and a relatively high mix of international distributor sales. Gross margins of 59.8% in the three month period ended September 30, 2004 were particularly favorable due to a high mix of direct international sales which generate higher margins than comparable international sales to distributors for resale.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $5.2 million compared with $6.7 million for the comparable period in 2004, a 23% decrease. Selling, general and administrative expenses for the three months ended September 30, 2005 were $1.8 million compared with $2.5 million for the comparable period in 2004, a 29% decrease. Commission expense decreased $0.4 million and $0.8 million in the three and nine month periods ended September 30, 2005, respectively, compared with the prior year due to lower net sales volume and a higher mix of international distributor sales. Incentives compensation expense decreased $0.1 million and $0.5 million in the three and nine month periods ended September 30, 2005, respectively, compared with the prior year due to the lack of profitability in 2005. Amortization expense related to intangible assets decreased $0.1 million and $0.2 million in the three and nine month periods ended September 30, 2005, respectively, as certain intangibles became fully amortized.
Research and Development. Research and development expenses were $2.2 million for the nine months ended September 30, 2005, compared with $2.7 million for the same period in the prior year, a decrease of 16%. Research and development expenses for the three months ended September 30, 2005 were $0.8 million compared with $0.9 million for the comparable period in 2004, a 12% decrease. The decrease in 2005 is attributed primarily to reduced materials and contract service costs associated with the development of our Model 55V8 gravity-feed test handler. Over time, our strategy is to invest approximately 12% to 15% of net sales in research and development although we may exceed this level in periods of low sales. Research and development expenses in the first nine months of 2005 represented 20.7% of net sales compared with 11.9% of net sales in the first nine months of 2004 and 12.9% for all of fiscal year 2004. We expect that we will continue to exceed our research and development spending model of 12% to 15% of net sales in the fourth quarter of 2005.
Interest Income (Expense), net. Interest income (expense), net, amounted to $101,000 and $40,000 in the nine month periods ended September 30, 2005 and 2004, respectively, and $41,000 and $16,000 in the three month periods ended September 30, 2005 and 2004, respectively. These amounts consisted primarily of interest income from the investment of excess funds, partially offset by interest expense of approximately $3,000 and $10,000 in each of the three and nine month periods, respectively, related to a note payable to a bank. Interest income increased in 2005 compared with the prior year primarily due to higher interest rates.
Other Income. During the nine months ended September 30, 2004, we settled a claim against a customer for past-due invoices for products we had delivered plus charges related to a purchase order cancelled by the customer in 2001. We accepted shares of the customer’s common stock in settlement of these claims. The portion of the settlement related to the purchase order cancellation, amounting to $127,000, was recorded as a gain and was included in the caption, “Other income” in our Statement of Operations for the nine month period ended September 30, 2004.
Income Taxes. We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. Therefore, no income tax benefit was recorded for the three and nine month periods ended September 30, 2005. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $13,000 and $54,000 in the three and nine month periods ended September 30, 2004, respectively, for estimated federal alternative minimum tax and certain state minimum fees.
     Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents decreased by approximately $1.9 million in the nine months ended September 30, 2005. We used $1.9 million to fund operating activities during this period. The major components of cash flows used in operating activities were a net loss of $1.9 million, a $0.5 million increase in inventories, a $1.0 million decrease in accounts payable, and a $0.6 million decrease in accrued liabilities, partially offset by $0.6 million in non-cash depreciation and amortization expense and a decrease in accounts receivable of $1.6 million. Inventories increased due to lower than anticipated sales and specific purchases to support increased demonstration equipment requirements and customer delivery requirements, primarily for newer products. The decrease in accrued liabilities reflects primarily a reduction in the balance of outstanding customer advance payments since December 31, 2004. Accounts receivable decreased from December 31, 2004 primarily due to lower revenue levels. Cash flows from investing and financing activities in the nine months ended September 30, 2005 were not significant.
In the nine months ended September 30, 2004, we generated $2.2 million of cash from operating activities. The major components of cash flows generated from operating activities were net income of $3.5 million, $0.8 million in non-cash depreciation and amortization expense, and increases in accounts payable of $0.3 million and accrued compensation of $0.4 million. These sources of cash were partially offset by increases in accounts receivable of $1.0 million and inventories of $2.0 million. Inventories and accounts payable increased in the first nine months of 2004 due to increased production levels resulting from significantly higher business volumes. Accrued compensation increased due to higher wages and increased incentives related to higher profit levels. Accounts receivable increased because revenues in the third quarter of 2004 were 59% higher than the revenue level in the fourth quarter of 2003.
Net cash used in investing activities in the nine months ended September 30, 2004 amounted to $0.1 million and included primarily capital expenditures related to upgrading our data processing equipment at our Dallas, Texas location.
Net cash provided by financing activities amounted to $0.5 million in the nine months ended September 30, 2004. In March 2004, we obtained a bank term loan in the amount of $0.2 million to finance certain purchases of data processing equipment. During the nine months ended September 30, 2004, we received $0.4 million in proceeds from employee stock option exercises.
Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. In October 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings of up to $2.0 million. We believe our cash and cash equivalents of $5.4 million at September 30, 2005 and borrowings available under our credit facility will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. However, a continuation of the current slow industry conditions, future industry downturns or other factors could negatively impact the demand for and prices of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.
     Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The standard generally requires companies to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Aetrium will be required to adopt the standard in the first quarter of our fiscal year ending December 31, 2006, which will result in a charge to our operations for all existing unvested stock options and any new stock option grants over their vesting periods. We expect that compensation expense to be recognized in fiscal year 2006 related to stock options outstanding at September 30, 2005 (excluding the potential impact of future grants) will amount to less than $50,000.
     Business Risks and Uncertainties
A number of risks and uncertainties exist which could impact our future operating results. Aetrium operates in the semiconductor capital equipment industry, which is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of excess capacity in which the demand for new equipment is significantly diminished. As a result of these business cycles, we have in the past, and will likely in the future, experience significant fluctuations in demand for the equipment we manufacture and sell. The semiconductor equipment industry experienced a severe business downturn during 2001 through 2003. Industry conditions improved in late 2003 and continued to strengthen significantly in the first half of 2004. In the second half of 2004, industry conditions weakened as demand for integrated circuits slowed and many manufacturers reduced capital spending, resulting in lower revenue levels for many equipment suppliers, including Aetrium. Industry conditions continued to be weak through the first half of 2005. Although there are signs that industry conditions are improving in the second half of 2005, there can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to interest rate risk relates primarily to our short-term investment of excess funds, which, as of September 30, 2005, included savings account deposits and bank repurchase agreements with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.
Item 4. Controls and Procedures
Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Changes in Securities
None.
Item 3. Defaults on Senior Securities
None.
Item 4. Submissions of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
20.21	Business Loan Agreement, dated October 3, 2005 between Bremer Bank and us.

20.22	Note, dated October 3, 2005, issued by us to Bremer Bank.

20.23	Commercial Security Agreement, dated October 3, 2005, between Bremer Bank and us.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AETRIUM INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED

(Registrant)

Date: October 28, 2005	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: October 28, 2005	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)