Form 10-K
period 2005-12-31
AETRIUM INC
filed 2006-03-31
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 000-22166
AETRIUM INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1439182
(State of incorporation)	(I.R.S. employer identification no.)

2350 Helen Street
North St. Paul, Minnesota	55109	(651) 770-2000
(Address of principal executive	(Zip code)	(Registrant’s telephone number)
offices)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $.001 PER SHARE
     Indicate by check mark if the Registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $26,437,000.
     As of March 17, 2006, 9,908,464 shares of Common Stock of the Registrant were outstanding.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held May 24, 2006 (the “2006 Proxy Statement”).

Form 10-K
For the fiscal year ended December 31, 2005

PART I
     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth under Item 1A below. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we may make on related subjects in future filings with the SEC. References in this Form 10-K to “Aetrium,” “the company,” “we” and “our,” unless the context otherwise requires, refer to Aetrium Incorporated and its consolidated subsidiaries and their respective predecessors.
ITEM 1. BUSINESS.
Overview
     We design, manufacture and market a variety of electromechanical equipment used in the handling and testing of semiconductor and passive electronic devices, such as integrated circuits, or ICs, and discrete electronic devices. Our primary focus is on high volume IC device types and on the latest device package designs. Our products are purchased primarily by semiconductor manufacturers and their assembly and test subcontractors. Our products are used in the test, assembly and packaging, or TAP, segment of semiconductor manufacturing (in which we include the manufacture of both semiconductor and passive electronic devices). Our products automate critical functions to improve manufacturing yield, raise quality levels, increase product reliability and reduce manufacturing costs.
     We have three principal equipment product lines:
•	Test Handler Products. In terms of revenue, this is our largest product line. Our broad line of test handler products incorporates thermal conditioning, contacting and automated handling technologies to provide automated handling of ICs and discrete electronic devices during production test cycles. We also offer change kits to adapt our test handlers to different device package configurations or to upgrade installed equipment for enhanced performance. Change kits represent a significant part of our revenue.

•	Semiconductor Automation Products. Our primary line of semiconductor automation products is sold to semiconductor manufacturers and is used to automate the loading and unloading of burn-in boards. We also sell semiconductor automation products to original equipment manufacturers, or OEMs, to be incorporated as the automated handling components of such OEMs’ own proprietary equipment for a variety of other IC processing requirements, such as marking, lead scanning, and lead trim and form.

•	Reliability Test Equipment. The primary focus of our reliability test products is to provide IC manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.
     Test handler products accounted for 41%, 56% and 52% of our net sales in 2005, 2004 and 2003, respectively. Semiconductor automation products accounted for 8%, 6% and 11% of our net sales in

2005, 2004 and 2003, respectively. Reliability test equipment accounted for 24%, 21% and 20% of our net sales in 2005, 2004 and 2003, respectively. Change kits and spare parts accounted for 27%, 17% and 17% of our net sales in 2005, 2004 and 2003, respectively.
     Industry conditions for the semiconductor equipment industry weakened during the second half of 2004, and these weakened industry conditions continued into 2005. However, by mid 2005 the semiconductor industry had worked out of the excess inventory position that became apparent by the second half of 2004, and production capacity utilization rates had risen to a high level. These factors and continuing growth in demand for ICs began fueling a recovery for the semiconductor equipment industry, and particularly the TAP segment, that gained momentum during the remainder of 2005. According to Semiconductor Equipment and Materials International, although bookings and revenues for the TAP segment of the semiconductor equipment industry were down 13.4% and 16.1%, respectively, over 2004, bookings increased throughout the year, and revenues increased particularly in the second half of the year. Our results were similar in pattern. Our revenues declined over the first half of 2005 before beginning to rebound in the second half with sequential increases of 19% and 51% in the third and fourth quarters, respectively. Our bookings in 2005 declined 9.6% over 2004, but bookings activity gained significant momentum over the year, particularly in the fourth quarter, and we ended the year with $8.1 million in backlog. Our improving performance, aided by favorable industry conditions, was augmented by successful completions of evaluations and follow on orders by new and established customers for our newest product introductions.
     Analysts of the semiconductor industry are generally forecasting continued growth in that industry throughout 2006. Assuming continued favorable industry conditions, we believe that our solid product offerings, including our newest product introductions, coupled with our lean cost structure and our strong working capital base, position us to out perform our industry segment.
     All of our product development and manufacturing activities are conducted at either our North St. Paul, Minnesota or Dallas, Texas facilities. We manufacture products within each of our principal product lines at both of these facilities.
     Our strategy has focused on revenue growth through product line expansion, by both internally developing and acquiring complementary technologies, businesses or product lines. Technologies, businesses and product lines that we have acquired in the past pursuant to this strategy have since been assimilated and consolidated into our current operations.
     We were incorporated in Minnesota in December 1982. Our executive offices are located at 2350 Helen Street, North St. Paul, Minnesota 55109. Our telephone number is (651) 770-2000. Our website address is www.aetrium.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K.
Financial Information About Segments
     Since our inception, we have operated in the single industry segment of supplying electromechanical equipment to the semiconductor industry. Our financial results are set forth in Items 6 and 15 of this Annual Report on Form 10-K.

Test Handler Products
     Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs and discrete electronic devices automatically during the final test stage of the manufacturing process. The devices are loaded into the test handler from bowls, tubes or trays and then, if required, transported to a temperature chamber within the test handler where they are thermally conditioned and controlled to the required testing temperature. The devices are then placed into a contactor, which provides an electrical connection between the device and the tester. After testing, the test handler sorts the devices according to test performance as provided by the tester. In some cases, additional process steps are completed by the test handler system. These include marking or inspection of the device packages, and automatic placement of the devices into a tube, tray or tape for shipment to the end user. Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of damage to the device during the test handling cycle.
     ICs are multi-function semiconductor devices that may contain millions of individual transistors, and include microprocessors, microcontrollers, digital signal processors and memory devices. ICs come in a wide range of sizes and package types, depending upon their application. Discrete electronic devices are single function semiconductor devices, such as transistors and diodes, and passive electronic devices, such as resistors and capacitors. They are typically very small and are manufactured in several package types.
     In the testing of ICs and discrete electronic devices, the device package type being tested often dictates the type of test handler used. Small outline packages, or SOPs, constituting the largest IC package segment, have leads, or electrical contacts, extending from two sides and are typically tested with gravity feed test handlers. Micro leadless packages, or MLPs (and sometimes referred to as MLF TM s, SONs or QFNs), have electrical contact pads flush with the sides and bottoms of the ICs and are typically tested with gravity feed or turret based test handlers. MLPs constitute one of the fastest growing new IC package types.
     Discrete electronic device package types include small outline transistor packages, or SOTs, which are also sometimes used for the smallest ICs. Discrete electronic device package types are typically tested with turret based test handlers.
     More complex ICs are sometimes packaged in IC package families with leads more easily damaged in handling. These package families are typically tested with pick-and-place test handlers.
     Our primary focus continues to be on the newest device and package types, and the largest volume and fastest growing markets, in the IC side of the semiconductor industry. Our test handler products are complementary with minimal overlap of application, and we distribute and service them through a common organization for efficiency. Our primary test handler product lines are our gravity feed test handlers and our turret based test handlers.
     Gravity Feed Test Handlers
     Traditionally, test handlers have used gravity to move ICs from tubes or trays through the handler system and back into tubes or trays. Typically, in gravity feed systems ICs are halted at necessary points in the handling process by stopping against other ICs or singulation mechanisms, which can result in lead damage to IC packages with more fragile leads. Accordingly, gravity feed handlers are best suited for leadless packages and IC packages with more rugged leads, which include MLPs and most SOPs.
     Our gravity feed test handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. These handlers adapt to “plunge-to-board”-type contacting and third party contactors, as well as our internally developed proprietary contactors, providing cost-effective solutions to a wide range of customer test requirements. In “plunge-to-board”-type contacting, the IC is placed directly against the test head with no intermediary sockets or connections, which is particularly well suited for high performance ICs. Our gravity feed test handlers can heat or cool the ICs being tested to test temperatures ranging from -55 degrees C to +155 degrees C. They use mechanical refrigeration to cool ICs, which is more economical and less dangerous than liquid nitrogen, commonly used as a refrigerant in competing handlers. Our dual and quad site gravity feed test handlers can simultaneously test devices in each of their sites to increase productivity and reduce testing costs in certain applications. Our principal gravity feed test handlers include:
•	55V6 Series. First introduced in 2002, our 55V6 Series of single and dual site gravity feed test handlers for analog and logic IC applications addresses a wide range of IC packages, including SOPs and MLPs. The 55V6 Series offers a small footprint, a vertical backplane that can accommodate any size of test head, and our high speed test site actuator that we believe offers significant throughput advantages over our competition, depending upon device test times and thermal conditioning requirements.

•	55V8 Series. Our recently introduced 55V8 Series of quad site gravity feed test handlers for analog and logic IC applications addresses a wide range of IC packages, including SOPs and MLPs. The 55V8 Series offers the advantages of the 55V6 Series, including our high speed test site actuator.

•	5050 Series. Our 5050 Series of gravity feed test handlers for analog and logic IC applications addresses a wide range of SOP package types. In addition to single test site capability, we offer dual test site and quad test site capability within our 5050 Series of handlers.
     Turret Based Test Handlers
     Turret based test handlers have a series of pickup heads that rotate around a fixed axis and move devices from station to station. They are typically configured for bowl feed input and tape and reel output, although they can be configured for tube or tray input and tube or tray output. One or more stations on turret based handlers are used for testing ICs and discrete electronic devices. Stations on turret based handlers can also be used for additional process steps such as marking and inspection. Turret based handlers are well suited for discrete electronic devices and smaller ICs that are difficult to handle in gravity feed handlers because of their size and small mass, and are well suited for MLPs because MLPs can be handled in bulk. Turret based handlers are typically more costly than gravity feed handlers, but typically offer higher throughput rates than gravity feed handlers.
     Our turret based test handlers are designed for high volume testing of discrete electronic devices and ICs in MLP, SOT and some CSP packages. CSPs, or chip scale packages, are a category of some of the smallest IC packages, with package sizes being no more than 1.2 times the size of the IC die within. Our turret based test handlers can integrate several functions, including test, laser marking, mark inspection, lead inspection, and tape and reel output. They can be configured for a variety of options for contacting, including “plunge-to-board”-type contacting. These test handlers are typically configured for bowl feed input and tape and reel output. Our principal turret based handlers include:
•	Model 5800. We introduced the Model 5800 Integrated Test Handler in 2000. It has eight stations, and can be configured for up to four test sites. It operates at temperatures ranging from ambient to +150 degrees C, and can be configured for tube input and tube output.

•	Model 8832. We introduced the Model 8832 Integrated Test Handler in 2000. It has 32 stations, which provide a high degree of flexibility in integrating additional device process functions into the handler. It can be configured for up to eight test sites and, optionally, for tube or tray input and tube or tray output.

     Change Kits, Upgrades and Spare Parts
     We have an ongoing demand for IC and discrete electronic device package change kits for our installed test handler products, including test handlers no longer in our active product lines. We sell a variety of change kits to accommodate the growing variety of device packages used in the semiconductor industry. The demand for change kits is driven by the introduction of new device package types and increased production volumes experienced by our end customers. Also included in change kits are upgrade kits to enhance the performance of installed equipment. We sell spare parts with new equipment orders as kits or separately as piece parts or in kit form as required.
Semiconductor Automation Products
     We have applied our core automation technologies to extend our product lines to other applications of automation of the handling of ICs and discrete electronic devices.
     Our primary product line of automation products is our 4800 Series, used to automate the loading and unloading of burn-in boards. Burn-in boards vary in size and density, and are used to place individual ICs into a convection oven for an extensive reliability screening and stress testing procedure known as “burn-in.” Our burn-in board automation products take untested ICs out of trays or other media and place them into sockets on a burn-in board. After the burn-in test is complete, the 4800 Series system unloads and removes ICs that have completed the burn-in cycle from the burn-in board sockets and sorts the ICs according to the results of the test as provided by the burn-in system. The burn-in process screens for early failures by operating the IC at elevated voltages and temperatures, usually at 125 degrees C, for periods typically ranging from 12 to 96 hours. Burn-in systems can process thousands of ICs simultaneously, utilizing multiple boards. Most leading-edge microprocessors, digital signal processors, and memory ICs undergo burn-in testing.
     Our 4800 Series comes in single pick-up head, dual-head, five-head, ten-head and our recently introduced sixteen-head versions. The single and dual head models are best suited for large IC packages or for those applications requiring a quick conversion of the 4800 Series system to handle a different IC package. The five-head, ten-head and sixteen-head systems are best suited to high volume memory applications. Our new sixteen-head version offers significant throughput advantage over other versions and in 2005 successfully completed an evaluation and verification process at a key customer. All versions are available with a variety of input and output options, including tubes and trays. Package positioning stations ensure device alignment into sockets and output media. An optional stacked burn-in board elevator and trolley allows the system to process up to 32 burn-in boards without any operator intervention.
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

     In 1998, we introduced our 1164 Series of reliability test equipment, including a suite of applications for customers to perform a variety of tests. We have since added many new features, including the full reliability test functionality necessary for testing an IC manufacturer’s entire copper process. The 1164 Series features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time and perform numerous simultaneous tests on batches of ICs. 15 of the top 20 semiconductor manufacturers in the world are using our 1164 Series of reliability test equipment for copper and related advanced process technologies.
     Our reliability test products also include a line of products designed to test over-voltage protection devices for telecommunications applications.
Competition
     The semiconductor capital equipment market is highly competitive. In the market for test handler products, we compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have. Some of these companies manufacture and sell both testers and test handlers. The particular companies with which we compete vary with our different test handler product lines, with no one company dominating the overall test handler market. The companies with which we compete most directly in the test handler market include Multitest Electronic Systems GmbH, Rasco AG, Yokogawa Electric Corporation, Ismeca S.A., SRM Technology (M) Sdn Bhd, Tesec Corporation and Cohu, Inc.
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
     We compete for burn-in board automation product sales primarily on the basis of effective throughput, cost of ownership, versatility, and other performance characteristics of our products, design customization, the breadth of our product line, the effectiveness of our sales and distribution channels and our customer service. We believe we compete favorably on all of these factors.
     The market for our reliability test equipment is also highly competitive and our competitors include QualiTau, Ltd., Chiron Technology Pte. Ltd., ESPEC Corp. and Reedholm Instruments Co. We compete for reliability test system sales on the basis of technology, price, delivery, system flexibility and overall system performance. We believe we compete favorably on all of these factors.
Manufacturing and Supplies
     We manufacture test handlers, reliability test equipment and some automation products at our North St. Paul, Minnesota facility. We manufacture our turret based test handler products, some of our reliability test equipment and our 4800 Series at our Dallas, Texas facility. Our manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products.

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
Customers
     We rely on a limited number of customers for a substantial percentage of our net sales. In 2005, Maxim Integrated Products, Inc. accounted for 33% of net sales and UST Technology Pte. Ltd., one of our international distributors, accounted for 24% of net sales. Maxim Integrated Products, Inc. also accounted for more than 10% of net sales in 2004 and 2003. Samsung America, Inc. also accounted for more than 10% of net sales in 2004, and MB Electronique S.A., another of our international distributors, also accounted for more than 10% of net sales in 2003. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.
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
     We maintain sales and service locations in North St. Paul, Minnesota, Santa Clara, California, San Diego, California, Dallas, Texas, and Saugus, Massachusetts. As of December 31, 2005, we had international distributors located in the United Kingdom, France, Germany, Italy, Korea, Japan, Taiwan, Hong Kong, China, Thailand, Malaysia, Singapore and the Philippines.
     Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our domestic independent sales representatives, international distributors and direct salespeople.
     International shipments accounted for 63%, 52% and 54% of our net sales in 2005, 2004 and 2003, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the

United States for subsequent shipment to international sites. Most of our international shipments are made to international sites of U.S. semiconductor manufacturers, although there is a growing foreign customer base included in our international sales.
     We invoice all of our international sales in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. We establish credit limits from time to time on our international distributors, who purchase products from us and resell to end-users. We may also require irrevocable letters of credit from our end-user international customers to minimize credit risk and to simplify the purchasing/payment cycle.
Research and Development
     We believe we must continue to enhance, broaden and modify our existing product lines to meet the constantly evolving needs of the semiconductor equipment market. To date, we have relied both on internal development and acquisitions of technology and product lines to extend our product lines, increase our customer base and avoid reliance on any single semiconductor equipment market segment. Our research and development is conducted at both our North St. Paul, Minnesota and Dallas, Texas facilities. We focus our new product development efforts on what we believe to be the most compelling requirements in the largest and fastest growing segments of the IC side of the semiconductor industry, with emphasis on near term revenue potential. In 2005, we concentrated our new product development efforts on:
•	completing development of and beta testing the 55V8 Series quad test site gravity feed handlers;

•	developing eight test site capability for the 55V Series of test handlers;

•	extending our turret based test handler product line;

•	developing and beta testing the sixteen-head model burn in board loader/unloader for the 4800 Series; and

•	developing additional test capabilities for our 1164 Series of reliability test equipment for the latest generations of copper, gate oxide and transistor device technologies.
     Product development expenses include new product development and continuation engineering. Our continuation engineering efforts include the development of additional change kits to meet the expanding families of IC and discrete electronic device package types, further advancement of contactor technologies, and the addition of features and performance options for existing equipment.
     We expense all research and development costs, including costs for software development, as incurred. In 2005, 2004 and 2003, our expenses relating to research and development were approximately $3.1 million, $3.6 million and $2.6 million, respectively. In 2005 our research and development expense totaled about 19% of our revenue. Over time, our objective is to invest approximately 12% to 15% of our net sales in research and development. However, the percentage may be higher in periods of reduced sales, such as 2005. We employed 24 engineering personnel as of December 31, 2005.
Intellectual Property
     We attempt to protect the proprietary aspects of our products with patents, copyrights, trade secret law and internal nondisclosure safeguards. We currently hold several U.S. patents covering certain features of our handling systems, reliability test systems and automation products, the contactor elements incorporated in certain of our test handlers, and elements of our proprietary conductive thermal technology. The source code for the software contained in our products is considered proprietary and we typically do not furnish source code to our customers. We have also entered into confidentiality agreements with our employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret.
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
Backlog
     Our backlog was $8.1 million at the end of 2005 and $2.8 million at the end of 2004. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenue or earnings. We expect to ship in 2006 all of our backlog as of the end of 2005.
Employees
     As of December 31, 2005, we had 91 employees, consisting of 38 in manufacturing, 24 in engineering and product development, 17 in sales, marketing and customer service, and 12 in general administration and finance. None of our employees is represented by a labor union or is subject to any collective bargaining agreement. We have never experienced a work stoppage and we believe that our employee relations are satisfactory.
Financial Information About Geographic Areas
     See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about geographic areas.
ITEM 1A. RISK FACTORS.
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
     Market Fluctuations in the Semiconductor Industry
     Our business and results of operations depend upon capital expenditures by manufacturers of ICs and discrete electronic devices. As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns, which often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. A downturn or slowdown in the semiconductor industry could substantially reduce our revenues and operating results and could harm our financial condition. There has been a trend of increasing revenues in the TAP segment of the semiconductor equipment industry that began in the third quarter of 2005. This trend may not continue and a reversal of this trend could have a material and adverse impact on our operations.
     Successful Development and Introduction of New Products and Product Improvements
     We operate in an industry that is highly competitive with respect to timely product innovations. The market for our products is characterized by rapid technological change and evolving industry standards. The development of more complex ICs has driven the need for new equipment and processes to produce such devices at an acceptable cost. We believe that our future success will depend in part upon our ability to anticipate and respond rapidly to changes in technologies, IC and discrete electronic device package types, market trends and industry standards. If we cannot successfully develop and introduce new and enhanced cost-effective products on a timely basis that are accepted in the marketplace, our business and operating results would likely suffer.
     Reliance on Significant Customers
     We rely on a limited number of customers for a substantial percentage of our net sales. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have a negative impact on our operating results.
     Impact of Competitive Markets
     The markets for all of our main product lines are highly competitive. Some of our competitors have substantially greater financial, manufacturing, marketing and product development resources than we have. For most of our customers, we are not the sole supplier of our type of equipment. In addition, it is common for customers to evaluate more than one supplier’s equipment for their emerging requirements. Accordingly, we are at significant risk to lose orders to competing suppliers, and even to being displaced as a supplier at potentially significant customers, which would likely have a negative impact on our operating results.
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
     Risks Inherent in our International Sales
     We expect that international sales will continue to account for a significant portion of our net sales. As a result, our operations are subject to a number of risks inherent in conducting business internationally, which if any of them occur could negatively impact our operating results.
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
ITEM 2. PROPERTIES.
     We conduct our corporate functions and manufacturing, product development, sales, marketing and field service activities in North St. Paul, Minnesota. We currently occupy approximately 45,000 square feet in North St. Paul under a lease that expires in February 2011. We also conduct manufacturing, product development, sales, marketing and field service activities in approximately 28,000 square feet in Dallas, Texas, under a lease that expires in April 2008. We consider our present facilities to be sufficient for our current operations.
     In addition, as of December 31, 2005, we had the following lease obligations:
•	We vacated a 30,000 square foot facility that is adjacent to our North St. Paul facility in June 2001 when we consolidated our North St. Paul operations into a single building. As of

December 31, 2005, approximately two-thirds of this space was subleased to third parties. This facility was under a lease that expired in February 2006.

•	We vacated a 45,000 square foot facility in Poway, California in 2000. This lease expires in January 2010. This space is currently subleased to third parties. We remain liable under the lease on a contingent basis.
ITEM 3. LEGAL PROCEEDINGS.
     We are not a party to, and none of our property is the subject of, any material pending legal, governmental, administrative or other proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal year 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
     Our executive officers, their ages and the offices they held as of March 1, 2006 are as follows:

Name	Age	Position
Joseph C. Levesque	61	Chairman of the Board, President and Chief Executive Officer
Douglas L. Hemer	59	Chief Administrative Officer, Secretary and Director
Daniel M. Koch	52	Vice President — Worldwide Sales
John J. Pollock	46	Vice President — General Manager, North St. Paul Operations
Keith E. Williams	62	President — Dallas Operations
Paul H. Askegaard	54	Treasurer
Timothy G. Foley	46	Vice President — Manufacturing, North St. Paul Operations
Dean K. Hedstrom	56	Vice President — Engineering, North St. Paul Operations
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
     Mr. Pollock has served as the Vice President and General Manager of our North St. Paul operations since December 2001. From August 1998 to December 2001, Mr. Pollock served as our Vice President of Product Development and Marketing. From April 1998 to August 1998, Mr. Pollock served as interim general manager of our North St. Paul operations. From November 1997 to May 1998, Mr. Pollock served as interim general manager of a test handler product line we had recently acquired. From September 1996 to August 1997, Mr. Pollock served as a Business Unit Manager.
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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.
Market Information
     Our common stock is quoted on The Nasdaq National Market under the symbol “ATRM.” The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on The Nasdaq National Market. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005	High	$4.05	$3.19	$4.10	$5.15
	Low	$2.79	$2.02	$2.57	$2.44
Fiscal 2004	High	$5.82	$9.55	$7.43	$5.69
	Low	$2.94	$4.72	$4.11	$3.40
Holders
     As of March 17, 2006, there were 154 shareholders of record. We estimate that an additional 3,000 shareholders beneficially own stock held for their accounts at brokerage firms and financial institutions.
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
Recent Sale of Unregistered Securities
     We did not have any unregistered sales of equity securities during fiscal year 2005.
Issuer’s Purchases of Equity Securities
     We did not make any purchases of our common stock during the three months ended December 31, 2005.

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
Five Year Summary
(in thousands, except per share data)

Year ended December 31,	2005		2004		2003	2002		2001

Statement of operations data:
Net sales	$16,407		$27,789		$14,089	$12,688		$20,014
Income (loss) from operations	(2,092	) [1]	3,468	[1]	(1,600)[1,3]	(3,336)[1,4]		(11,143)[1,6]
Income (loss) before cumulative effect of a change in accounting principle	(1,922	) [1]	3,403	[1,2]	(1,559)[1,3]	(2,806)[1,4]		(10,669)[1,6]
Cumulative effect of a change in accounting principle	—		—		—	(6,486	) [5]	—

Net income (loss)	(1,922	) [1]	3,403	[1,2]	(1,559)[1,3]	(9,292)[1,4,5]		(10,669)[1,6]

Income (loss) per share before cumulative effect of a change in accounting principle:
Basic	$(0.20)		$0.35		$(0.16)	$(0.30)		$(1.13)
Diluted	$(0.20)		$0.34		$(0.16)	$(0.30)		$(1.13)
Net income (loss) per share:
Basic	$(0.20)		$0.35		$(0.16)	$(0.98)		$(1.13)
Diluted	$(0.20)		$0.34		$(0.16)	$(0.98)		$(1.13)

Weighted average common shares outstanding:
Basic	9,634		9,589		9,477	9,476		9,438
Diluted	9,634		10,113		9,477	9,476		9,438

December 31,	2005	2004	2003	2002	2001

Balance sheet data:
Total assets	$18,445	$20,835	$16,469	$18,081	$29,386
Long-term debt, less current portion	98	132	—	—	—

1.	As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded no goodwill amortization expense in 2005, 2004, 2003 and 2002. Goodwill amortization expense amounted to $0.7 million in 2001.

2.	Includes a $0.1 million gain on a claim settlement and a $0.2 million loss on the sale of marketable securities. See Note 6 to the Consolidated Financial Statements.

3.	Includes a $0.1 million restructuring charge.

4.	Includes a $0.7 million goodwill impairment charge.

5.	Includes a $6.5 million goodwill impairment charge recorded as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

6.	Includes pre-tax charges of $3.7 million for inventory excess and obsolescence charges and $2.2 million for charges related to restructuring costs and asset write-downs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview:
     Aetrium designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test semiconductor and passive electronic devices, such as integrated circuits, or ICs, and discrete electronic devices. Our primary emphasis is on the IC segment of semiconductor manufacturing. Our equipment is used primarily in the test, assembly and packaging, or TAP, segment of the semiconductor equipment industry.
     The semiconductor equipment industry is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of contraction and significant declines in revenue. General industry conditions and the demand for Aetrium’s products can fluctuate significantly from period to period as a result of numerous factors, including but not limited to changes in U.S. and worldwide economic conditions, supply and demand for ICs and discrete electronic devices, changes in semiconductor manufacturing capacity, advancements in industry technologies and competitive factors. For these and other reasons, our operating results for 2003, 2004 and 2005 may not be indicative of future operating results.
     Following a period of significant business expansion through calendar year 2000, the semiconductor equipment industry experienced a deep and prolonged business downturn during the three-year period ended December 31, 2003. U.S. and global economic conditions were generally weak during this period and although there was a brief improvement in industry conditions in early 2002, the apparent recovery stalled and many semiconductor manufacturers continued to experience significantly reduced demand for their products, elevated inventory levels and significant excess production capacity. These factors led to a dramatic cutback in capital spending, resulting in the most severe downturn in the history of the semiconductor equipment industry. Aetrium’s revenues decreased significantly and our 2002 revenues of $12.7 million were down 37% compared with 2001 and down 72% compared with 2000.
     In 2003, semiconductor industry business conditions remained very weak although there were signs of improvement as the year progressed, including increasing shipments of semiconductors, decreasing inventory levels, improving capacity utilization rates and an improving economic climate. As the end of the year approached, these factors led to increased capital spending at levels that suggested the beginning of an industry recovery. Aetrium’s revenues remained relatively flat through the first three quarters of 2003 and increased in the fourth quarter as equipment orders increased significantly. As a result of the stronger fourth quarter, our 2003 revenues of $14.1 million were up 11% compared with 2002.
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
     Semiconductor equipment industry conditions remained generally weak in the first half of 2005 and Aetrium’s revenues continued to decline in the first and second quarters. However, semiconductor industry conditions steadily improved in the second half of 2005 as many manufacturers experienced improving demand for semiconductors, decreasing inventory levels and improving capacity utilization rates, leading to improved business conditions for equipment suppliers as well. Accordingly, while worldwide bookings for the TAP segment of the semiconductor equipment industry were down 13.4% year over year and billings were down 16.1%, both bookings and billings improved substantially in the second half of 2005. Aetrium’s results followed this improving trend and our revenues increased sequentially by 19.1% to $3.7 million in the third quarter and by 51.2% to $5.6 million in the fourth quarter. While our bookings for the year were down 9.6% from 2004, bookings improved substantially in the second half of 2005 and we finished the year with an $8.1 million backlog.
     Industry analysts are generally forecasting that favorable conditions will continue through 2006. However, there can be no assurances as to the strength or duration of such improved business conditions or what the impact of future industry conditions may have on Aetrium.
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
     Revenue Recognition
     Our policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. Due to the high selling prices of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.
     Accounts Receivable
     We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of December 31, 2005, our allowance for doubtful accounts was $0.1 million.
     Inventories
     We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required. As of December 31, 2005, our provision for excess and obsolete inventory was $2.5 million.
     Identifiable Intangible Assets
     We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of December 31, 2005, the carrying value of our identifiable intangible assets was $0.3 million.
     Warranty Obligations
     We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of December 31, 2005, our warranty reserve was $0.2 million.
     Income Tax Accounting
     We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. These deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. We carry a valuation allowance to fully reserve these assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. As of December 31, 2005, our valuation allowance was $25.6 million.

     Results of Operations:
     Selected statements of operations data as a percentage of our net sales for 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	50.7	43.2	47.2

Gross profit	49.3	56.8	52.8

Operating expenses:
Selling, general and administrative	43.0	31.4	45.4
Research and development	19.1	12.9	18.8
Total operating expenses	62.1	44.3	64.2

Income (loss) from operations	(12.8)	12.5	(11.4)
Interest income (expense), net	.9	.2	.3
Other income (expense), net	—	(.3)	—

Income (loss) before income taxes	(11.9)	12.4	(11.1)
Income tax expense (benefit)	(.2)	.2	—

Net income (loss)	(11.7)%	12.2%	(11.1)%

Net Sales:
     Our net sales by product line as a percentage of total sales for 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Test handler products	41%	56%	52%
Reliability test equipment products	24	21	20
Semiconductor automation products	8	6	11
Change kits and spare parts	27	17	17

Total	100%	100%	100%

     Net sales were $16.4 million in 2005 compared with $27.8 million in 2004, a decrease of 41%. The decrease in sales was across all of our product lines and was attributable to the slowdown in the semiconductor industry that began in the second half of 2004 and continued into 2005. We experienced weak business conditions through the first half of 2005, but order activity increased in the third quarter and improved substantially in the fourth quarter. Net sales of test handlers, representing 41% of total net sales, were $6.8 million in 2005, a decrease of 57% compared to 2004. Net sales of reliability test equipment, representing 24% of total net sales, were $3.9 million in 2005, a decrease of 32% compared to 2004. Net sales of automation equipment, representing 8% of total net sales, were $1.4 million in 2005, a decrease of 13% compared to 2004. Net sales of change kits and spare parts, representing 27% of total net sales, were $4.4 million in 2005, a decrease of 9% compared to 2004. Sales of test handlers were most affected by the industry slowdown as excess inventories at our customers and customer efforts to increase productivity of their existing manufacturing capacity both delayed production equipment acquisitions.
     Net sales were $27.8 million in 2004 compared with $14.1 million in 2003, a 97% increase. Semiconductor industry conditions began to improve in the fourth quarter of 2003 and continued to strengthen in the first half of 2004, which resulted in an increase in the volume of products we sold in 2004 when compared to 2003. Although industry conditions weakened again in the second half of 2004, our net sales for the year increased across all our product lines compared to 2003. Net sales of test handlers, representing 56% of total net sales, were $15.7 million in 2004, an increase of 115% compared to 2003. Net sales of reliability test equipment, representing 21% of total net sales, were $5.7 million in 2004, an increase of approximately 100% over 2003. Net sales of semiconductor automation equipment, representing 6% of total net sales, were $1.6 million in 2004, an increase of 3% over 2003. Net sales of change kits and spare parts, representing 17% of total net sales, were $4.8 million in 2004, an increase of $2.4 million or approximately 100% over 2003.
Gross Profit:
     Gross profit, as a percentage of net sales, was 49.3% of net sales in 2005 compared with 56.8% in 2004 and 52.8% in 2003. Gross margins decreased in 2005 due to inefficiencies associated with reduced production and revenue levels, a higher mix of discounted distributor sales compared with the prior year, and relatively high material and distribution costs of early, limited volume production runs of our Model 55V8 gravity feed test handlers. Gross margins improved in 2004 compared to 2003 primarily due to efficiencies realized from significantly higher production volumes and revenue levels.
Selling, General and Administrative Expenses:
     Selling, general and administrative, or SG&A, expenses were $7.1 million in 2005 compared with $8.7 million in 2004 and $6.4 million in 2003. Commissions expense decreased $1.0 million in 2005 due primarily to the significantly reduced net sales volume. Incentive compensation expense decreased $0.5 million due primarily to the operating losses incurred in 2005. Amortization expense related to intangible assets decreased $0.3 million in 2005 as certain intangibles became fully amortized. SG&A expenses increased by $2.3 million in 2004 compared with 2003. Commission expense increased $1.1 million in 2004 due to significantly higher net sales volume and a higher mix of commissionable foreign sales. Incentive compensation expense increased $0.5 million based on profit levels achieved in 2004. Employee wages increased approximately $0.4 million compared with the prior year primarily due to wage increases, including the reversal of wage reductions implemented prior to 2004.
Research and Development Expenses:
     Research and development expenses were $3.1 million in 2005 compared with $3.6 million in 2004 and $2.6 million in 2003. The decrease in 2005 is attributed to a reduction of $0.4 million in materials and third-party contractor service costs, primarily associated with the development of our Model 55V8 gravity-feed test handler. Also, incentives expense decreased $0.1 million due to the operating losses incurred in 2005. Research and development expenses increased $1.0 million in 2004 compared with 2003, including an increase of $0.6 million in third-party contractor service costs related primarily to the development of our Model 55V8 gravity feed test handler. Incentive compensation expense increased $0.1 million based on profit levels achieved in 2004. Wages increased $0.1 million due to the reversal of wage reductions implemented prior to 2004, normal wage increases and the addition of two engineering personnel during the year. As a percentage of net sales, research and development expenses were 19.1%, 12.9%, and 18.8 in 2005, 2004, and 2003, respectively. New product development is an essential part of our strategy to gain market share. We expect to invest 12% to 15% of our revenues in research and development during profitable periods, such as in 2004. However, we expect that our investment in research and development may exceed these levels during periods of reduced revenues, as was the case in 2005 and 2003.
Interest Income, Net:
     Interest income, net, amounted to $140,000, $61,000, and $41,000 in 2005, 2004 and 2003, respectively. These amounts consisted primarily of interest income from the investment of excess funds, partially offset by interest expense of approximately $11,000 related to a note payable to a bank in each of the years 2005 and 2004. Interest income increased in 2005 primarily due to increases in interest rates during the year. Interest income increased in 2004 compared with 2003 due to higher average cash balances and slightly higher interest rates.
Other (Expense), Net:
     In the second quarter of 2004, we settled a claim against a customer for past-due invoices for products we had delivered plus charges related to a purchase order cancelled by the customer in 2001. We accepted shares of the customer’s common stock with a market value of approximately $233,000 in settlement of these claims. Of this amount, approximately $106,000 was applied to the customer’s past-due accounts receivable amounts owed to us. The remaining $127,000, related to purchase order cancellation charges, was recorded as a gain in the second quarter of 2004. Prior to December 31, 2004, we sold the shares for approximately $31,000 and realized a loss of approximately $202,000 in the fourth quarter of 2004. The net effect of these transactions was a net loss of $74,000, which is presented as “Other (expense), net” in our Consolidated Statement of Operations.
Income Tax Expense (Benefit):
     We recorded an income tax benefit of $30,000 in 2005 related primarily to a refund received on prior year taxes. In 2004, we recorded income tax expense of $52,000 on pre-tax income of $3.5 million, consisting primarily of the federal alternative minimum tax and certain state minimum fees. Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.
Financial Condition, Liquidity and Capital Resources:
     Cash and cash equivalents decreased by approximately $3.1 million in 2005 to $4.1 million at December 31, 2005. We used $3.1 million to fund operating activities during the year. The major components of cash flows used in operating activities were a net loss of $1.9 million, a $1.2 million increase in accounts receivable, a $0.4 million increase in inventories, and a $0.6 million decrease in other accrued liabilities, partially offset by $0.8 million in non-cash depreciation and amortization expense. Accounts receivable increased primarily because the timing of fourth quarter shipments in 2005 was more concentrated in the latter part of the quarter as compared to 2004. Inventories increased primarily due to an increase in purchases in response to significantly increased order activity in the fourth quarter of 2005. The decrease in other accrued liabilities reflects primarily a reduction in the balance of outstanding customer advance payments since December 31, 2004.
     Cash and cash equivalents increased by approximately $3.2 million in 2004. We generated $2.9 million of cash from operating activities during the year. The major components of cash flows generated from operating activities were net income of $3.4 million, $1.1 million in non-cash depreciation and amortization expense, and an increase of $0.5 million in deferred revenue and customer deposits. These sources of cash were partially offset by increases in accounts receivable of $0.4 million and inventories of $1.9 million. Deferred revenue increased due to the receipt of $0.3 million in progress payments related to shipped equipment that had not met revenue recognition criteria at December 31, 2004 and customer deposits increased due to the receipt of a $0.1 million deposit with a special equipment order from a new customer. Inventories increased in 2004 due to increased production levels resulting from higher business volumes. Accounts receivable increased because revenues in the fourth quarter of 2004 were approximately 23% higher than in the fourth quarter of 2003.
     Cash and cash equivalents decreased by approximately $1.7 million in 2003. We used $1.5 million to fund operating activities during the year. The major components of cash flows used in operating activities were a net loss of $1.6 million, a $1.7 million increase in accounts receivable and a $1.0 million decrease in accrued liabilities partially offset by non-cash depreciation and amortization expense of $1.1 million, a $0.6 million decrease in inventories, and a $0.9 million increase in accounts payable. Accounts receivable increased primarily due to a 40% increase in net sales in the fourth quarter of 2003 compared with the fourth quarter of 2002 and also due to the timing of certain collections. Although we increased inventory purchases in December 2003 to support increased order activity, inventory levels decreased throughout 2003 as we continued inventory reduction initiatives first implemented in fiscal 2001. Accounts payable increased primarily due to increased inventory purchases in the fourth quarter of 2003 as discussed above. Accrued liabilities decreased primarily due to a reduction in deferred revenue associated with two equipment sales for which a total of $0.6 million in progress payments was received prior to December 31, 2002 and revenue was recognized in 2003 upon final acceptance of the equipment.
     Our use of cash in investing activities in 2005, 2004, and 2003 related primarily to expenditures for equipment, which amounted to $0.1 million, $0.2 million, and $0.2 million, respectively. The capital expenditures in 2004 and 2003 were primarily related to upgrading our data processing capabilities at both our North St. Paul, Minnesota and Dallas, Texas manufacturing facilities. In 2004, we received approximately $31,000 in cash from the sale of marketable securities originally received in a claim settlement.
     Net cash generated from financing activities was not significant in 2005 and 2003. In 2004, we generated $0.5 million from financing activities. We received approximately $0.4 million in cash from the exercise of employee stock options and $0.2 million in long-term bank financing related to certain data processing equipment purchases.
     Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $4.1 million at December 31, 2005 will be sufficient to meet capital expenditure and working capital needs at least through 2006. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories. The credit agreement expires in October 2006. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. Furthermore, if the improved industry conditions and increased business activity we experienced in late 2005 prove to be unsustainable and/or other factors, including future industry cycles, negatively impact the demand for our products, future cash flows could be adversely affected. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

     Our significant contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on our cash flows in future periods are summarized below (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2006	2007	2008	2009	2010

Non-cancellable operating leases	$2,453	$686	$643	$558	$522	$44
Bank loan payments (assuming an interest rate of 7.5%)	152	44	44	44	20	—
Purchase order commitments	2,643	2,643	—	—	—	—

Total	$5,248	$3,373	$687	$602	$542	$44

     The above minimum operating lease payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under noncancellable subleases. Also, the minimum operating lease payments in the table above do not include a lease agreement we executed in February 2006 on our North St. Paul, Minnesota facility, which provides for monthly base rents of $23,333 with 2% annual increases through February 2011. Purchase order commitments are related primarily to inventory purchases in the ordinary course of business.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The standard generally requires companies to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Aetrium will be required to adopt the standard in the first quarter of our fiscal year ending December 31, 2006, which will result in a charge to our operations for all existing unvested stock options and any new stock option grants over their vesting periods. We expect that compensation expense related to unvested stock options at December 31, 2005 will amount to less than $25,000 in the first quarter of fiscal year 2006 and less than $50,000 for the full fiscal year (excluding any potential income tax benefits and the potential impact of future grants).
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of December 31, 2005, consisted primarily of money market funds and bank certificates of deposit with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information required by this Item is included in our Consolidated Financial Statements and the report of our independent registered public accounting firm, which are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15(a)(1) below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
     Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the fourth fiscal quarter in the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors of the Registrant
     The information under the captions “Election of Directors — Information About Nominees,” “Election of Directors — Other Information About Nominees” and “Election of Directors—Additional Information About the Board and Its Committees” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Executive Officers of the Registrant
     The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
     The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Identification of Audit Committee; Audit Committee Financial Expert
     The information under the caption “Executive Compensation and Other Benefits – Audit Committee Report – Membership and Role of the Audit Committee” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
     The information under the caption “Code of Ethics” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation and Other Benefits” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information concerning principal accountant fees and services and the audit committee’s pre-approval polices and procedures under the captions “Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm—Pre-approval Policies and Procedures” in our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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
     If you were one of our shareholders on March 31, 2006 and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109, Attn.: Shareholder Relations.
     The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b):
1.	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 our Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

3.	1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

4.	Salary Savings Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2) (File No. 33-64962C).

5.	Employment Agreement dated April 1, 1986 between Joseph C. Levesque and us (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2) (File No. 33-64962C).

6.	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002) (File No. 0-22166).

7.	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

8.	Sales Incentive Program (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

9.	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 0-22166).

FINANCIAL STATEMENTS OF REGISTRANT
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Aetrium Incorporated
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aetrium Incorporated and its subsidiaries (“the Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 24, 2006

AETRIUM INCORPORATED
Consolidated Statements of Operations

Year Ended December 31,	2005	2004	2003

Net sales	$16,407,149	$27,788,624	$14,088,883
Cost of goods sold	8,316,191	11,999,848	6,648,671

Gross profit	8,090,958	15,788,776	7,440,212

Operating expenses:
Selling, general and administrative	7,058,008	8,727,072	6,398,855
Research and development	3,125,116	3,593,487	2,641,803

Total operating expenses	10,183,124	12,320,559	9,040,658

Income (loss) from operations	(2,092,166)	3,468,217	(1,600,446)
Interest income, net	140,497	61,396	41,294
Other (expense), net	—	(74,196)	—

Income (loss) before income taxes	(1,951,669)	3,455,417	(1,559,152)
Income tax expense (benefit)	(30,000)	52,000	—

Net income (loss)	$(1,921,669)	$3,403,417	$(1,559,152)

Income (loss) per share:
Basic	$(0.20)	$0.35	$(0.16)
Diluted	$(0.20)	$0.34	$(0.16)

Weighted average common shares outstanding:
Basic	9,634,000	9,589,000	9,477,000
Diluted	9,634,000	10,113,000	9,477,000
The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Balance Sheets

December 31,	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,133,531	$7,267,874
Accounts receivable, net of allowance for doubtful accounts of $119,000 and $286,000, respectively	4,741,864	3,538,009
Inventories	8,792,219	8,493,928
Other current assets	80,126	175,224

Total current assets	17,747,740	19,475,035

Property and equipment:
Furniture and fixtures	610,110	588,526
Equipment	1,902,862	2,100,888
Less accumulated depreciation and amortization	(2,236,527)	(2,287,006)

Property and equipment, net	276,445	402,408

Identifiable intangible assets, net	342,605	878,906
Other assets	78,437	78,437

Total assets	$18,445,227	$20,834,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,738	$33,339
Trade accounts payable	1,650,796	1,571,071
Accrued compensation	413,108	354,013
Other accrued liabilities	675,254	1,304,035

Total current liabilities	2,773,896	3,262,458

Long-term debt, less current portion	98,419	132,294

Commitments and contingencies (See Note 10)
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,649,425 and 9,627,436 shares issued and outstanding, respectively	9,649	9,627
Additional paid-in capital	60,672,384	60,617,859
Accumulated deficit	(45,109,121)	(43,187,452)

Total shareholders’ equity	15,572,912	17,440,034

Total liabilities and shareholders’ equity	$18,445,227	$20,834,786

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Changes in Shareholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2002	9,477,044	$9,477	$60,250,173	$(45,031,717)	$15,227,933
Exercise of stock options	866	1	1,779	—	1,780
Net loss	—	—	—	(1,559,152)	(1,559,152)

Balance, December 31, 2003	9,477,910	9,478	60,251,952	(46,590,869)	13,670,561
Exercise of stock options	149,526	149	365,907	—	366,056
Net income	—	—	—	3,403,417	3,403,417

Balance, December 31, 2004	9,627,436	9,627	60,617,859	(43,187,452)	17,440,034
Exercise of stock options	21,989	22	54,525	—	54,547
Net loss	—	—	—	(1,921,669)	(1,921,669)

Balance, December 31, 2005	9,649,425	$9,649	$60,672,384	$(45,109,121)	$15,572,912

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(1,921,669)	$3,403,417	$(1,559,152)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	765,714	1,098,371	1,133,278
Provision for bad debts	—	60,000	—
Provision for excess and obsolete inventories	90,000	120,000	80,000
Loss on disposal of equipment	2,731	—	—
Gain on claim settlement	—	(127,444)	—
Loss on sale of marketable securities	—	201,640	—
Changes in assets and liabilities:
Accounts receivable	(1,203,855)	(383,320)	(1,691,862)
Inventories	(388,291)	(1,925,200)	590,146
Other current assets	95,098	33,958	(57,569)
Other assets	—	(50,663)	12,896
Trade accounts payable	79,725	31,435	942,953
Accrued compensation	59,095	41,985	(129,783)
Other accrued liabilities	(628,781)	357,170	(868,206)

Net cash generated by (used in) operating activities	(3,050,233)	2,861,349	(1,547,299)

Cash flows from investing activities:
Purchase of property and equipment	(106,181)	(244,063)	(162,958)
Sale of marketable securities	—	31,460	—

Net cash used in investing activities	(106,181)	(212,603)	(162,958)

Cash flows from financing activities:
Proceeds from sale of common stock	54,547	366,056	1,780
Proceeds from long-term debt	—	190,000	—
Payments on long-term debt	(32,476)	(24,367)	—

Net cash provided by financing activities	22,071	531,689	1,780

Increase (decrease) in cash and cash equivalents	(3,134,343)	3,180,435	(1,708,477)
Cash and cash equivalents at beginning of year	7,267,874	4,087,439	5,795,916

Cash and cash equivalents at end of year	$4,133,531	$7,267,874	$4,087,439

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
NOTE 1: BUSINESS DESCRIPTION
Aetrium Incorporated designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test integrated circuits, or ICs, and discrete electronic devices. References in the Notes to Consolidated Financial Statements to “Aetrium,” “the company,” “we” or “our,” unless the context otherwise requires, refer to Aetrium Incorporated and its consolidated subsidiaries and their respective predecessors.
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
Marketable Securities: Marketable securities are classified as short-term or long-term in our balance sheet based on their maturity date and expectations regarding sales. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity until realized. Fair value is determined using quoted market prices. The carrying amounts of securities used to compute unrealized gains and losses and the cost of securities used to compute realized gains and losses are determined by specific identification. At December 31, 2005 and 2004 we had no marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of losses that may result from the uncollectibility of accounts receivable. We determine the allowance based primarily on an analysis of individual accounts. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
Inventories: Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.
Property and Equipment: Furniture, fixtures and equipment are recorded at cost and are depreciated using the double declining balance method over estimated useful lives ranging from three to seven years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts. Depreciation expense was approximately $0.2 million for each of the years ended December 31, 2005, 2004 and 2003. Maintenance and repairs are charged to expense as incurred.
Other Intangible Assets: Identifiable intangible assets, consisting primarily of acquired technology, are capitalized at their respective fair values, which are generally determined using discounted future cash

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
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
Revenue Recognition: Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included as a component of “other accrued liabilities” in our consolidated balance sheet. See also Notes 7 and 8.
Warranty Costs: Estimated warranty costs are accrued in the period that the related revenue is recognized. The following table summarizes product warranty liability accruals and settlements for the three years ended December 31, 2005 (in thousands):

	Balance at	Accruals for		Balance at
	beginning of	warranties	Settlements	end of
	year	issued	made	year

2003	$405	$81	$(281)	$205
2004	205	233	(271)	167
2005	167	267	(270)	164
There were no significant changes in estimated warranty accruals for any of the prior years presented.
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

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
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
Income (Loss) Per Common Share: Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock options using the treasury stock method. For loss periods, the computation of diluted loss per share excludes the impact of stock options because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share. A reconciliation of the number of shares used in the computations of basic and diluted income (loss) per share follows (in thousands):

Year ended Dec. 31,	2005	2004	2003

Weighted average common shares outstanding	9,634	9,589	9,477
Potentially dilutive stock options	—	524	—

Weighted average common shares outstanding, assuming dilution	9,634	10,113	9,477

For the years ended December 31, 2005 and 2003, all stock options are excluded from the loss per share computations because they would be antidilutive. As of December 31, 2005 and 2003, respectively, there were 1,737,827 and 1,895,299 outstanding stock options that could have potentially impacted diluted earnings per share. For the year ended December 31, 2004, options to purchase 260,938 common shares are excluded from the diluted computation because their exercise prices exceeded the average market value of our common stock and they would therefore be antidilutive to earnings per share.
Stock-Based Employee Compensation: Aetrium accounts for its stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in our consolidated statements of operations, as all options granted to employees and directors under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all options vest based only upon continuing employment. Effective January 1, 2006, as described in Note 3, we will adopt Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which will require us to record stock-based compensation expense in our consolidated statements of operations beginning in our quarter ended March 31, 2006.
On May 25, 2005, the Compensation Committee of our board of directors accelerated the vesting of 453,832 unvested and “out-of-the-money” stock options held by employees with exercise prices ranging from $2.76 to $4.81 per share. The options would have otherwise vested over various periods through September 2008. On June 2, 2005, our board of directors accelerated the vesting of 22,500 unvested and “out-of-the-money” stock options held by each of our three independent directors with exercise prices of $2.76 per share. The options would have otherwise vested through December 2007. Our board of directors and its Compensation Committee determined that the acceleration of the vesting of the stock options was in the best interests of the company to enhance the incentive of the affected options and to provide us with greater flexibility for future grants of share-based incentives as SFAS 123R becomes effective. The acceleration of vesting enabled us to avoid recognizing compensation expense associated with these options in future periods following the adoption of SFAS 123R in January 2006.
On August 17, 2005, the Compensation Committee of our board of directors granted stock options to certain employees to purchase 278,000 shares of our common stock. Also on that date, our board of

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
directors granted options to each of our three independent directors to purchase 15,000 shares of our common stock. All of the options provided for an exercise price of $3.125 per share, the fair market value on the date of grant. All of the options were fully vested and exercisable on the date of grant and will expire five years after the date of grant.
The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

Year ended Dec. 31,	2005	2004	2003

Net income (loss), as reported	$(1,922)	$3,403	$(1,559)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all grants	(1,501)	(436)	(311)

Pro forma net income (loss)	$(3,423)	$2,967	$(1,870)

Year ended Dec. 31,	2005	2004	2003

Net income (loss) per share:
Basic — as reported	$(0.20)	$0.35	$(0.16)
Basic — pro forma	$(0.36)	$0.31	$(0.20)
Diluted — as reported	$(0.20)	$0.34	$(0.16)
Diluted — pro forma	$(0.36)	$0.30	$(0.20)

Pro forma diluted weighted average common shares outstanding	9,634	10,040	9,477

The pro forma stock-based employee compensation expense for the year ended December 31, 2005 included approximately $753,000 resulting from the acceleration of the vesting of certain stock options on May 25, 2005 and approximately $526,000 related to the fully vested stock options granted on August 17, 2005 as described above. For the years ending December 31, 2005, 2004 and 2003, no income tax benefit was applied to the pro forma fair value expense calculated under SFAS No. 123 due to the valuation allowance we have maintained on our deferred tax assets (see Note 14 for further discussion on income taxes). We expect that compensation expense related to unvested stock options at December 31, 2005, which will be recorded in our consolidated statement of operations when we adopt SFAS 123R in January 2006, will amount to less than $25,000 in the first quarter of fiscal year 2006 and less than $50,000 for the full fiscal year (excluding any potential income tax benefits and the potential impact of future grants).
Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 2005, 2004, and 2003 was $1.63, $2.46, and $1.31, respectively. Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted were as follows:

	2005	2004	2003

Expected dividend level	0%	0%	0%
Expected stock price volatility	70%	70%	66%
Risk-free interest rate	4.1%	2.9%	2.6%
Expected life of options (years)	3.5	3.5	3.5

See Note 12 for additional information regarding Aetrium’s stock option plans.
Comprehensive Income (Loss): Aetrium currently has no amounts included in Accumulated Other Comprehensive Income. Accordingly, our comprehensive income (loss) is equal to our net income (loss) for all periods presented.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
Repurchases of Common Stock: Aetrium accounts for repurchased shares as retirements. The par value of repurchased shares is charged to the common stock account and the excess of the purchase cost over par value is charged to additional paid-in capital. We did not repurchase any of our outstanding common stock during any of the periods presented.
NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The standard generally requires companies to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Aetrium will be required to adopt the standard in the first quarter of our fiscal year ending December 31, 2006, which will result in a charge to our operations for all existing unvested stock options and any new stock option grants over their vesting periods. We expect that compensation expense related to unvested stock options at December 31, 2005, which will be recorded in our consolidated statement of operations when we adopt SFAS 123R in January 2006, will amount to less than $25,000 in the first quarter of fiscal year 2006 and less than $50,000 for the full fiscal year (excluding any potential income tax benefits and the potential impact of future grants).
NOTE 4: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (refunds) for interest and income taxes were as follows (in thousands):

Year ended Dec. 31,	2005	2004	2003

Interest paid	$11	$10	$5
Income taxes paid (refunded), net	$(48)	$66	$—
NOTE 5: IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are comprised of the following (in thousands):

December 31,	2005			2004
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Developed technology	$2,600	$(2,600)	$0	$2,600	$(2,511)	$89
Core technology	3,167	(3,086)	81	3,167	(2,761)	406
Customer list	1,100	(852)	248	1,100	(742)	358
Other	99	(85)	14	99	(73)	26

Total	$6,966	$(6,623)	$343	$6,966	$(6,087)	$879

Amortization expense related to identifiable intangible assets was as follows (in thousands): 2005 – $536; 2004 – $871; 2003 – $884. Estimated amortization expense in future years is as follows (in thousands): 2006 – $202; 2007 – $113; 2008 – $28.
NOTE 6: OTHER (EXPENSE), NET
     In the second quarter of 2004, we settled a claim against a customer for past-due invoices for products we had delivered plus charges related to a purchase order cancelled by the customer in 2001. We accepted shares of the customer’s common stock with a market value of approximately $233,000 in settlement of these claims. Of this amount, approximately $106,000 was applied to the customer’s past-due accounts receivable amounts owed to us. The remaining $127,000, related to purchase order cancellation charges, was recorded as a gain in the second quarter of 2004. Prior to December 31, 2004, we sold the shares for

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
approximately $31,000 and realized a loss of approximately $202,000 in the fourth quarter of 2004. The net effect of these transactions was a net loss of $74,196, which is presented as “Other (expense), net” in our Consolidated Statement of Operations.
NOTE 7: INVENTORIES
A summary of the composition of inventories is as follows (in thousands):

December 31,	2005	2004

Purchased parts and completed subassemblies	$3,796	$3,919
Work-in-process	3,400	2,903
Finished goods, including saleable demonstration equipment	1,161	1,379
Equipment shipped, subject to revenue deferral	435	293

Total inventories	$8,792	$8,494

NOTE 8: OTHER ACCRUED LIABILITIES:
Other accrued liabilities are comprised of the following (in thousands):

December 31,	2005	2004

Accrued commissions	$165	$258
Accrued warranty	164	167
Customer deposits and deferred revenue	67	528
Accrued restructuring costs	14	85
Other	265	266

Total other accrued liabilities	$675	$1,304

NOTE 9: CREDIT AGREEMENT AND LONG-TERM DEBT
     On October 3, 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories and bears interest at the prime rate plus 0.25%. The agreement has a term of one year, is collateralized by substantially all company assets and provides that Aetrium maintain certain financial covenants. As of December 31, 2005, there were no borrowings under the line of credit agreement and Aetrium was in compliance with all covenants under the agreement.
     In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,637 through March 2009. The note is collateralized by certain data processing equipment with a carrying value of approximately $111,000 at December 31, 2005, and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The prime interest rate was 7.25% at December 31, 2005. The loan balance at December 31, 2005 was $133,157. Future maturities of long-term debt as of December 31, 2005 are as follows (in thousands):

2006	$35
2007	37
2008	40
2009	21

Total	$133

NOTE 10: LEASE OBLIGATIONS
     As of December 31, 2005, we leased two adjacent buildings in North St. Paul, Minnesota from a partnership controlled by a shareholder of Aetrium under two lease agreements. The shareholder is neither a director nor officer of Aetrium, and, to our knowledge, does not own more than five percent of our common stock. In 2001, we vacated one of the buildings in connection with a restructuring of our

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
operations. Approximately two-thirds of this building was subleased to three unrelated parties during most of the time since we vacated and our obligations related to this building ended in February 2006 upon the expiration of the lease. We conduct our North St. Paul operations in the second building and, as described below, we extended the lease on this building for an additional five-year term in February 2006.
Aetrium leases a manufacturing facility in Dallas, Texas under a lease agreement that expires in April 2008. The lease agreement provides us with an option to extend the term for an additional two years.
In 2000, we vacated a leased facility in Poway, California. The lease expires in January 2010. The lease was assigned to an unrelated company in 2000 and Aetrium continued to be contingently liable under the lease if the assignee were to default. In January 2004, we were notified by the lease assignee that it would be discontinuing operations. We negotiated a termination of the lease assignment for a lump sum payment and the lease was re-assigned to Aetrium. As of December 31, 2005, this facility is subleased to three independent parties with the sublease agreements expiring at various times between March and December 2006. We estimate that sublease income, including scheduled sublease rent increases, will fully offset the remainder of our future lease obligations. However, if one or more of our current subtenants were to default on their sublease agreements or if we are unsuccessful in extending subleases or locating replacement subtenants upon the expiration of current sublease agreements, we may have to record charges related to our future obligations under this lease.
Rent expense related to the facility leases described above and various short-term equipment operating leases was as follows (in thousands):

Year ended Dec. 31,	2005	2004	2003

Leased from shareholder	$438	$438	$438
Leased from others	591	808	344
Sublease/assigned lease income	(585)	(745)	(341)

Total net rent expense	$444	$501	$441

As of December 31, 2005, future minimum annual lease payments under operating leases were as follows (in thousands):

2006	$686
2007	643
2008	558
2009	522
2010	44

Total minimum lease payments	$2,453

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.3 million due in the future under noncancellable subleases.
In February 2006, we entered into an agreement with a limited liability company controlled by the same Aetrium shareholder described above to extend the lease of the building in which we conduct our North St. Paul, Minnesota operations. The agreement provides for monthly base rents of $23,333 with 2% increases annually through the end of the lease. The agreement expires on February 28, 2011, at which time we have an option to extend the lease for an additional five-year term.
NOTE 11: RELATED PARTY TRANSACTIONS
We purchase machined parts from two suppliers in which one of our executive officers has a minority ownership interest. Purchases from these suppliers are at arm’s length and amounted to a total of $163,000, $210,000, and $237,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
NOTE 12: STOCK OPTION PLANS
Aetrium’s 1993 Stock Incentive Plan (the 1993 Plan) terminated in June 2003. Stock options granted under the 1993 Plan that were outstanding at the time the plan terminated may continue to be exercised according to their individual terms. In May 2003, Aetrium’s shareholders approved the adoption of the 2003 Stock Incentive Plan (the 2003 Plan) to replace the 1993 Plan. Employees, officers, directors, consultants and independent contractors providing services to us are eligible to receive awards under the 2003 Plan. The number of shares available for issuance under the 2003 Plan is equal to 20% of the aggregate number of shares of common stock outstanding less the total number of shares of common stock issuable upon the exercise or conversion of any outstanding stock options, warrants or other stock rights. Our 2003 Plan is administered by the Compensation Committee of our board of directors and provides for the granting of: (a) stock options; (b) stock appreciation rights; (c) restricted stock; (d) performance awards; and (e) stock awards valued in whole or in part by reference to or otherwise based upon our stock. Options granted under the 2003 Plan may be incentive stock options or nonqualified stock options. To date, nonqualified stock options are the only awards that we have granted under our 2003 Plan. The 2003 Plan will terminate on February 28, 2013. Our stock incentive plans provide that the Compensation Committee may, at its discretion, allow the exercise price of stock options to be paid, in whole or in part, by tendering previously acquired shares that have been held by the option holder for at least six months.
The following table summarizes activity under our stock incentive plans:

Year ended Dec. 31,	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding at beginning of year	1,708,920	$2.97	1,895,299	$3.09	1,498,746	$3.80
Granted	323,000	3.13	100,000	4.81	701,950	2.70
Exercised	(21,989)	2.48	(150,607)	2.46	(866)	2.06
Forfeited	(272,104)	5.59	(135,772)	6.47	(304,531)	5.70

Outstanding at end of year	1,737,827	$2.60	1,708,920	$2.97	1,895,299	$3.09

Exercisable at end of year	1,697,148	$2.62	964,675	$3.07	907,179	$3.56

The following table summarizes information related to stock options outstanding at December 31, 2005, all of which are nonqualified options and expire five years after the grant date and of which 616,415 options were fully exercisable when granted, 30,000 options became exercisable over 32 months from date of grant, 753,445 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified to become fully exercisable on May 25, 2005 to the extent not then exercisable, and 337,967 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
		Weighted
Range of	Number	Average	Weighted	Number	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 12/31/05	Contractual Life	Exercise Price	at 12/31/05	Exercise Price

$0.87 to 1.03	25,000	1.9 years	$0.95	17,240	$0.96
1.69 to 2.06	639,382	1.0 years	1.90	606,463	1.89
2.76 to 3.13	973,445	3.5 years	2.88	973,445	2.88
4.81	100,000	3.8 years	4.81	100,000	4.81

$0.87 to 4.81	1,737,827	2.6 years	$2.60	1,697,148	$2.62

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
NOTE 13: EMPLOYEE SAVINGS 401(k) PLAN
Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age. Our contributions to the savings plan, which are at the discretion of management. We made no contributions to the plan in 2005 or 2003. We contributed $116,723 to the plan in 2004.
NOTE 14: INCOME TAXES
Income tax expense (benefit) reported in our consolidated statement of operations is made up of the following components (in thousands):

Year ended December 31,	2005	2004	2003

Current tax expense (benefit):
Federal	$(34)	$49	$—
State	4	3	—

Total current expense (benefit)	(30)	52	—

Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—

Total deferred expense (benefit)	—	—	—

Total income tax expense (benefit)	$(30)	$52	$—

The federal income tax benefit in 2005 is related primarily to a refund received on prior year taxes.
A reconciliation of income tax expense (benefit) computed using the federal statutory rate to the income tax expense (benefit) reported in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2005	2004	2003

Tax computed at federal statutory rate	$(664)	$1,175	$(530)
State taxes, net of federal benefit	(120)	85	(31)
Change in tax rates	—	(512)	—
Increase (decrease) in tax from:
Business meals and entertainment	8	26	17
Tax credits	(237)	—	—
Valuation allowance change	1,012	(747)	561
Other, net	(29)	25	(17)

Reported income tax expense (benefit)	$(30)	$52	$—

     During 2005, we generated research tax credits and additional state NOL carryforwards due to the extension of certain carryover periods in California.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
     Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2005	2004

Accounts receivable, principally due to allowances for doubtful accounts	$43	$103
Inventories, principally due to reserves for excess and obsolete inventories and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	1,013	1,103
Employee compensation and benefits accrued for financial reporting purposes	99	65
Amortization of intangibles	5,824	6,560
NOL and tax credit carryforwards	18,490	16,611
Restructuring accruals	8	31
Warranty accrual	59	60
Other, net	64	49

Deferred tax assets	$25,600	$24,582
Less, valuation allowance	(25,600)	(24,582)

Net deferred tax assets	$—	$—

We carry the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. We carry a full valuation allowance against our deferred tax assets because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with SFAS No. 109. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.
Approximately $0.3 million of the $25.6 million valuation allowance at December 31, 2005 is related to deductions for exercised stock options (of which $0.2 million is related to options exercised in 2004), which would be recorded as an increase in shareholders’ equity if the valuation allowance were to be reversed in a future period.
Aetrium has federal net operating loss carryforwards of approximately $47 million that will begin to expire in 2020 if not utilized. We also have state net operating loss carryforwards of approximately $18 million that will expire at various times, beginning in 2006, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1.3 million that will expire at various times, beginning in 2013, if not utilized. The utilization of net operating loss carryforwards and research tax credit carryforwards may be subject to annual limitations in the event of future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code. Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
NOTE 15: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA
The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2005	2004	2003

Test handler products	41%	56%	52%
Reliability test equipment products	24	21	20
Semiconductor automation products	8	6	11
Change kits and spare parts	27	17	17

Total	100%	100%	100%

All of our long-lived assets are located in the United States. Sales by geographic area based on product shipment destination were as follows (in thousands):

Year ended December 31,	2005	2004	2003

United States	$6,030	$13,437	$6,531
Philippines	3,713	9,863	3,644
Malaysia	2,356	240	135
France	1,211	71	1,528
Other foreign countries	3,097	4,178	2,251

Total	$16,407	$27,789	$14,089

Sales to customers comprising more than 10% of our total net sales were as follows:

Year ended December 31,	2005	2004	2003

Customer A	33%	53%	37%
Customer B	24%	*	*
Customer C	*	11%	*
Customer D	*	*	11%

*	Sales to customer were less than 10% of total net sales
Accounts receivable from customers comprising more than 10% of our total accounts receivable were as follows:

December 31,	2005	2004

Customer A	46%	38%
Customer B	27%	*

*	Accounts receivable from customer were less than 10% of total accounts receivable.
We sell our products principally to manufacturers of ICs and discrete electronic devices. Our accounts receivable balance is concentrated with customers principally in one industry. We regularly monitor the creditworthiness of our customers, however, in order to manage this collection risk.

AETRIUM INCORPORATED
Notes to Consolidated Financial Statements
NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table sets forth quarterly financial data (in thousands, except per share data) for the years ended December 31, 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005 Net sales	$4,002	$3,108	$3,701	$5,596
Gross profit	2,171	1,670	1,553	2,697
Net income (loss)	(268)	(682)	(983)	12
Net income (loss) per share:
Basic	(0.03)	(0.07)	(0.10)	0.00
Diluted	(0.03)	(0.07)	(0.10)	0.00

2004 Net sales	$6,141	$9,107	$7,073	$5,468
Gross profit	3,437	5,167	4,230	2,955
Net income (loss)[1]	713	2,003	821	(134)
Net income (loss) per share:
Basic[2]	0.07	0.21	0.09	(0.01)
Diluted[2]	0.07	0.19	0.08	(0.01)

1.	Includes a $0.1 million gain on a claim settlement in the second quarter and a $0.2 million loss on the sale of marketable securities in the fourth quarter. See Note 6 to the Consolidated Financial Statements.

2.	The sum of the four quarterly per share amounts do not equal the calculation for the full year due to rounding.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETRIUM INCORPORATED
Date: March 31, 2006	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chief Executive Officer and President (principal executive officer)

By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph C. Levesque Joseph C. Levesque	Chairman of the Board

/s/ Darnell L. Boehm Darnell L. Boehm	Director

/s/ Terrence W. Glarner Terrence W. Glarner	Director

/s/ Andrew J. Greenshields Andrew J. Greenshields	Director

/s/ Douglas L. Hemer Douglas L. Hemer	Director

AETRIUM INCORPORATED
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Item
No.	Item	Method of Filing
3.1	Our Restated Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

3.2	Amendment to Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to our Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).

3.3	Our Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 33-64962C).

4.1	Specimen Form of our Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.1	1993 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997 (File No. 0-22166).

10.2	Salary Savings Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.3	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).

10.4	Form of Non-Statutory Option Agreement.	Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-22166).

10.5	Employment Agreement dated April 1, 1986, between Joseph C. Levesque and us.	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.6	Credit Agreement dated August 11, 1989, between Harris Bank and us.	Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.7	Lease Agreement, dated July 19, 1995, between KAMKO Investments and us.	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 33-98040).

Item
No.	Item	Method of Filing
10.8	Amendment to Lease Agreement, dated September 26, 1995, between KAMKO Investments and us.	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2 (File No. 33-98040).

10.9	Indenture dated June 25, 1998 between KAMKO Investments and the company.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-22166).

10.10	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between W.H. Pomerado, LLC and us, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.11	Standard Lease Agreement, dated December 19, 1987, between Crow-Markison 22-27, Limited Partnership and WEB Technology, Inc., including all supplements and amendments thereto through December 27, 1999.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.12	Assignment and Assumption of Lease Agreement, dated August 8, 2000, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.13	Bill of Sale, Assignment and Assumption and Lease Agreement, dated March 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.14	Assignment, dated August 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.15	Amendment dated January 27, 2003, between Crow-Markison 22-27, Limited Partnership and Aetrium-WEB Technology, LP to Standard Lease Agreement scheduled herein as item 10.12.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.16	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.17	Form of Change of Control Agreement.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

Item
No.	Item	Method of Filing
10.18	Assignment Agreement, dated January 20, 2004, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.19	Sales Incentive Program.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.20	Executive Officer Profit Sharing Program.	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-22166).

10.21	Business Loan Agreement, dated October 3, 2005, between Bremer Bank and us.	Incorporated by reference to Exhibit 20.21 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22166).

10.22	Note, dated October 3, 2005, issued by us to Bremer Bank.	Incorporated by reference to Exhibit 20.22 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22166).

10.23	Commercial Security Agreement, dated October 3, 2005, between Bremer Bank and us.	Incorporated by reference to Exhibit 20.23 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22166).

10.24	Commercial Lease dated February 24, 2006 between Kamko I, LLC and us.	Filed herewith electronically.

14.1	Code of Business Conduct and Ethics.	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

23.1	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.3	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

Item
No.	Item	Method of Filing
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

SCHEDULE II
Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(credited) to			Balance at
	beginning of	costs and	Charged to other		end of
Description	year	expenses	accounts	Deductions	year

Allowance for doubtful accounts:
2003	$280	$0	$0	$(43)	$237
2004	237	60	0	(11)	286
2005	286	0	0	(167)	119
Inventory excess and obsolescence reserve (1):
2003	$4,001	$80	$0	$(721)	$3,360
2004	3,360	120	0	(631)	2,849
2005	2,849	90	0	(406)	2,533
Valuation allowance on deferred tax assets (2):
2003	$24,551	$561	$0	$0	$25,112
2004	25,112	(747)	217	0	24,582
2005	24,582	1,012	6	0	25,600

(1)	Deductions represent sales or disposals of reserved inventory.

(2)	Amounts charged to other accounts represent the portion of the valuation allowance charged to Additional Paid-In Capital for income tax benefits related to stock option exercises.

S-1