Form 10-Q
period 2006-03-31
AETRIUM INC
filed 2006-05-09
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File No. 000-22166
AETRIUM INCORPORATED
(Exact name of registrant as specified in its charter)

Minnesota	41-1439182
(State or other jurisdiction of	( I.R.S. Employer Identification No.)
incorporation or organization)

2350 Helen Street, North St. Paul, Minnesota ( Address of principal executive offices)	55109 (Zip Code)
(651) 770-2000
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares of Common Stock, $.001 par value, outstanding on April 24, 2006	9,945,074

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AETRIUM INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$5,914	$4,134
Accounts receivable, net	4,475	4,742
Inventories	10,470	8,792
Other current assets	132	80

Total current assets	20,991	17,748

Property and equipment:
Furniture and fixtures	610	610
Equipment	1,948	1,903

	2,558	2,513
Less accumulated depreciation and amortization	(2,271)	(2,237)

Property and equipment, net	287	276

Identifiable intangible assets, net	231	343
Other assets	78	78

Total assets	$21,587	$18,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$35	$35
Trade accounts payable	2,410	1,651
Accrued compensation	722	413
Other accrued liabilities	1,759	675

Total current liabilities	4,926	2,774

Long-term debt, less current portion	89	98

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 9,913,728 and 9,649,425 shares issued and outstanding, respectively	10	10
Additional paid-in capital	61,195	60,672
Accumulated deficit	(44,633)	(45,109)

Total shareholders’ equity	16,572	15,573

Total liabilities and shareholders’ equity	$21,587	$18,445

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2006	2005

Net sales	$7,487	$4,002
Cost of goods sold	3,835	1,831

Gross profit	3,652	2,171

Operating expenses:
Selling, general and administrative	2,135	1,767
Research and development	1,073	697

Total operating expenses	3,208	2,464

Income (loss) from operations	444	(293)
Interest income, net	39	25

Income (loss) before income taxes	483	(268)
Income tax expense	7	—

Net income (loss)	$476	$(268)

Income (loss) per common share:
Basic	$0.05	$(0.03)
Diluted	$0.05	$(0.03)

Weighted average common shares outstanding:
Basic	9,818	9,628
Diluted	10,560	9,628
The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$476	$(268)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	146	258
Share-based compensation expense	17	—
Provision for excess and obsolete inventories	—	30
Changes in assets and liabilities:
Accounts receivable	267	185
Inventories	(1,678)	(287)
Other current assets	(52)	4
Trade accounts payable	759	(513)
Accrued compensation	309	132
Other accrued liabilities	1,084	(285)

Net cash generated by (used in) operating activities	1,328	(744)

Cash flows from investing activities:
Purchase of property and equipment	(45)	(4)

Net cash used in investing activities	(45)	(4)

Cash flows from financing activities:
Proceeds from exercise of stock options	506	4
Payments on long-term debt	(9)	(8)

Net cash provided by (used in) financing activities	497	(4)

Net increase (decrease) in cash and cash equivalents	1,780	(752)

Cash and cash equivalents at beginning of period	4,134	7,268

Cash and cash equivalents at end of period	$5,914	$6,516

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.	SHARE-BASED COMPENSATION

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) which requires the measurement and recognition of all share-based compensation under the fair value method. Accordingly, beginning January 1, 2006, we began recognizing compensation expense for then unvested outstanding stock options and will recognize compensation expense for all future share-based awards over their vesting periods based on each award’s grant date fair value. We implemented SFAS 123R using the modified prospective transition method. Under this transition method, our financial statements and related information presented, pertaining to periods prior to our adoption of SFAS 123R, have not been restated to reflect the impact of SFAS 123R.

We determine the fair value of share-based awards on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of subjective assumptions, and changes in the assumptions used can materially affect the calculation of the fair value of an award. These assumptions include expected stock price volatility, risk-free interest rate, expected dividend yield, and the expected life of the award. Expected stock price volatility is estimated based primarily on historical, daily stock price observations of our common stock. Risk-free interest rate is estimated based on U.S. Treasury bill rates consistent with the expected term of an award. An expected dividend yield of zero is used based on our intention to retain any future earnings for use in our operations. Expected life of an award is estimated primarily based on vesting provisions, the contractual term of the award, and historical experience of previous awards with similar terms. SFAS 123R also requires that estimated forfeitures be considered in the calculation of future compensation expense at the date of grant. We are currently in the process of determining what methodology we will use to estimate forfeitures related to future awards under SFAS 123R. Prior to our adoption of SFAS 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.

No share-based awards were granted during the three month period ended March 31, 2006. Share-based compensation expense included in our consolidated statement of operations for the three month period ended March 31, 2006 amounted to $17,000 and was related to unvested stock options that were outstanding at the time we adopted SFAS 123R. Basic and diluted income per share were not impacted by our adoption of SFAS 123R. At March 31, 2006, we had $13,000 of unrecognized share-based compensation expense, substantially all of which will be recognized in the second quarter of 2006.
Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to

Employees”, (APB 25). Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of operations, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The proforma information presented in the following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, to share-based employee compensation for the first quarter of fiscal 2005:

Three months ended
March 31, 2005
Net loss, as reported	$(268)
Deduct: Total share-based employee compensation expense determined under fair value based method for all grants	(94)

Pro forma net loss	$(362)

Net loss per share:
Basic – as reported	$(0.03)
Basic – pro forma	$(0.04)
Diluted – as reported	$(0.03)
Diluted – pro forma	$(0.04)
3.	INCOME (LOSS) PER COMMON SHARE

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

	Three months ended March 31,
	2006	2005
	(in thousands)
Weighted average common shares outstanding	9,818	9,628
Potentially dilutive stock options	742	—

Weighted average common shares outstanding, assuming dilution	10,560	9,628

For the three month period ended March 31, 2005, all stock options are excluded from the loss per share computations because they would be antidilutive. As of March 31, 2005, there were 1,707,233 outstanding stock options that could have potentially impacted diluted earnings per share.

4.	REVENUE RECOGNITION

Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included as a component of “other accrued liabilities” in our consolidated balance sheet. See Notes 6 and 7.
5.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	March 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Developed technology	$2,600	$(2,600)	$—	$2,600	$(2,600)	$—
Core technology	3,167	(3,167)	—	3,167	(3,086)	81
Customer list	1,100	(880)	220	1,100	(852)	248
Other	99	(88)	11	99	(85)	14

Total	$6,966	$(6,735)	$231	$6,966	$(6,623)	$343

Amortization expense related to intangible assets amounted to approximately $0.1 million and $0.2 million in the three month periods ended March 31, 2006 and 2005, respectively. Estimated amortization expense in future periods is as follows (in thousands):

2006 (nine months)	$90
2007	113
2008	28
6.	INVENTORIES

Inventories are comprised of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Purchased parts and completed subassemblies	$4,421	$3,796
Work-in-process	3,312	3,400
Finished goods	981	1,161
Equipment shipped, subject to revenue deferral	1,756	435

Total	$10,470	$8,792

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Accrued commissions	$151	$165
Accrued warranty	252	164
Customer deposits and deferred revenue	1,063	67
Other	293	279

Total	$1,759	$675

Warranty accrual activity for the three months ended March 31, 2006 was as follows (in thousands):

Accrual balance, December 31, 2005	$164

Provisions for warranty	254
Settlements of warranty claims	(166)

Accrual balance, March 31, 2006	$252

8.	CREDIT AGREEMENT AND LONG-TERM DEBT

On October 3, 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories and bears interest at the prime rate plus 0.25%. The agreement has a term of one year, is collateralized by substantially all company assets and provides that Aetrium maintain certain financial covenants. As of March 31, 2006, there were no borrowings under the line of credit agreement and Aetrium was in compliance with all covenants under the agreement.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,637 through March 2009. The note is collateralized by certain data processing equipment with a carrying value of approximately $99,000 at March 31, 2006, and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The prime interest rate was 7.75% at March 31, 2006. The loan balance at March 31, 2006 was $124,000. Future maturities of long-term debt as of March 31, 2006 are as follows (in thousands):

2006 (nine months)	$26
2007	37
2008	40
2009	21

Total	$124

9.	RESTRUCTURING ACTIVITIES AND LEASE OBLIGATION

In fiscal year 2000, as part of restructuring activities we implemented to better align our cost structure with significantly reduced revenue levels, we vacated a 45,000 square-foot facility in Poway, California for which we remain liable under a lease that expires in January 2010. As of May 1, 2006, approximately 25,000 square feet within this facility is subleased to an independent party under a sublease that expires in December 2006 and approximately 6,000 square feet is subleased to a second party on a month-to-month basis. We are actively seeking subtenants for the remaining vacant space. Over the remaining term of the lease, we believe that future sublease income will offset our lease obligations. However, if we are unsuccessful in locating subtenants for the current vacant space in the facility, if one or more of our current subtenants were to default on their sublease agreements or if we are unsuccessful in extending subleases or locating replacement subtenants upon the expiration of current sublease agreements, we may have to record additional facility exit charges in the future.

10.	STOCK OPTION PLANS

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
The following table summarizes activity under our stock incentive plans for the period ended March 31, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Shares	Price	Contract Term	(in thousands)

Outstanding, January 1, 2006	1,737,827	$2.60
Exercised	(268,042)	1.95

Outstanding, March 31, 2006	1,469,785	$2.72

At March 31, 2006:
Vested and expected to vest	1,469,785	$2.72	2.6 years	$3,413

Exercisable	1,446,369	$2.73	2.6 years	$3,337

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2006 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $725,000. The total fair value of options vested during the three months ended March 31, 2006 was $17,000.

The following table summarizes information related to stock options outstanding at March 31, 2006, all of which are nonqualified options and expire five years after the grant date and of which 455,957 options were fully exercisable when granted, 30,000 options became exercisable over 32 months from date of grant, 702,711 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified to become fully exercisable on May 25, 2005 to the extent not then exercisable, and 281,117 options become exercisable over four years from date of grant:

Options Outstanding				Options Exercisable
		Weighted
Range of	Number	Average	Weighted	Number	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 3/31/06	Contractual Life	Exercise Price	at 3/31/06	Exercise Price

$0.87 to 1.03	25,000	1.6 years	$0.95	19,270	$0.96
1.69 to 2.06	422,074	0.9 years	1.96	404,388	1.96
2.76 to 3.13	922,711	3.3 years	2.88	922,711	2.88
4.81	100,000	3.5 years	4.81	100,000	4.81

$0.87 to 4.81	1,469,785	2.6 years	$2.72	1,446,369	$2.73

11.	INCOME TAXES

We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to excess deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $7,000 in the three month period ended March 31, 2006 for estimated federal alternative minimum tax and certain state minimum fees.

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
Following a period of significant business expansion through calendar year 2000, the semiconductor equipment industry experienced a deep and prolonged business downturn during the three-year period ended December 31, 2003. Beginning in late 2003 and continuing into 2004, business conditions improved significantly as many semiconductor manufacturers increased capital spending in response to increased demand for their products. Aetrium’s revenues increased dramatically during this period and our revenues in the first half of 2004 were more than double our revenues for the first half of 2003. However, industry conditions weakened again in the second half of 2004 and semiconductor manufacturers responded by quickly reducing their levels of capital spending. As a result, Aetrium’s orders and revenues decreased sequentially in the third and fourth quarters of 2004.
Semiconductor equipment industry conditions remained generally weak in the first half of 2005 and Aetrium’s revenues continued to decline in the first and second quarters. However, semiconductor industry conditions steadily improved in the second half of 2005 as many manufacturers experienced improving demand for semiconductors, decreasing inventory levels and improving capacity utilization rates, leading to improved business conditions for equipment suppliers as well. Worldwide bookings for the TAP segment of the semiconductor equipment industry improved substantially in the second half of 2005. Aetrium’s results followed this improving trend and our revenues increased sequentially by 19% and 51% in the third and fourth quarters of 2005, respectively.
Industry conditions continued to be favorable in the first quarter of 2006. Aetrium’s order activity remained strong in the first quarter and revenues increased to $7.5 million, a 34% increase over the fourth quarter of 2005. Industry analysts are generally forecasting that favorable conditions will continue through the balance of 2006. However, there can be no assurances as to the strength or duration of such improved business conditions or what the impact of future industry conditions may have on Aetrium.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to share-based compensation, revenue recognition, accounts receivable, inventories, identifiable intangible assets, warranty obligations and income tax accounting.
Share-Based Compensation
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) which requires the measurement and recognition of all share-based compensation under the fair value method. Accordingly, beginning January 1, 2006, we began recognizing compensation expense for then unvested outstanding stock options and will recognize compensation expense for all future share-based awards over their vesting periods based on each award’s grant date fair value. We implemented SFAS 123R using the modified prospective transition method. Under this transition method, our financial statements and related information presented, pertaining to periods prior to our adoption of SFAS 123R, have not been restated to reflect the impact of SFAS 123R.
We determine the fair value of share-based awards on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of subjective assumptions, and changes in the assumptions used can materially affect the calculation of the fair value of an award. These assumptions include expected stock price volatility, risk-free interest rate, expected dividend yield, and the expected life of the award. Expected stock price volatility is estimated based primarily on historical, daily stock price observations of our common stock. Risk-free interest rate is estimated based on U.S. Treasury bill rates consistent with the expected term of an award. An expected dividend yield of zero is used based on our intention to retain any future earnings for use in our operations. Expected life of an award is estimated primarily based on vesting provisions, the contractual term of the award, and historical experience of previous awards with similar terms. SFAS 123R also requires that estimated forfeitures be considered in the calculation of future compensation expense at the date of grant. We are currently in the process of determining what methodology we will use to estimate forfeitures related to future awards under SFAS 123R. Prior to our adoption of SFAS 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
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
Accounts Receivable
We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of March 31, 2006, our allowance for doubtful accounts was $0.1 million.
Inventories
We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required. As of March 31, 2006, our provision for excess and obsolete inventory was $2.5 million.
Identifiable Intangible Assets
We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of March 31, 2006, the carrying value of our identifiable intangible assets was $0.2 million.
Warranty Obligations
We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of March 31, 2006, our warranty reserve was $0.3 million.
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
Results of Operations
Net Sales. Aetrium’s net sales for the three months ended March 31, 2006 were $7.5 million compared with $4.0 million for the same period in 2005, an 87% increase. Net sales of test handlers, historically our largest volume product line, were $5.9 million in the first three months of 2006 compared with $0.6 million in the first three months of 2005, an almost tenfold increase. The significant increase in test handler sales was attributable to the improving business conditions in the semiconductor industry that began in the second half of 2005 and continued into 2006. Also, increased test handler sales reflect the continued market acceptance of our relatively new Model 55V8 test handler in the marketplace with sales of eight units in the first quarter of 2006 compared with none in the first quarter of 2005. Sales of reliability test equipment and automation equipment can fluctuate significantly from period to period due to the small number of units and relatively high selling prices for some models. Although orders received for these types of equipment increased in the three months ended March 31, 2006 compared with the prior year, net sales decreased. Net sales of reliability test equipment were $0.4 million in the first three months of 2006, compared with $1.6 million in the first three months of 2005, a decrease of 72%. Reliability test equipment sales in 2005 included an order of $1.1 million delivered to a single European customer. Net sales of automation equipment were $0.2 million in the first three months of 2006, compared with $0.8 million in the first three months of 2005, a decrease of 79%. Net sales of change kits and spare parts were $1.0 million in the first three months of 2006, approximately the same as in the comparable period in 2005.
Gross Profit. Gross profit was 48.8% of net sales for the three months ended March 31, 2006 compared with 54.2% of net sales for the comparable period in 2005. Gross margins decreased in 2006 primarily due to a significant change in product mix and relatively high initial costs related to our 55V8 test handler model, partially offset by efficiencies associated with higher production and revenue levels compared with the prior year. Sales of test handlers, which typically generate lower margins than our other equipment product lines, represented 78% of total net sales in 2006 compared with 16% in 2005.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2006 were $2.1 million compared with $1.8 million for the comparable period in 2005, a 21% increase. Commissions and certain product support expenses increased $0.3 million due primarily to higher net sales volume. Incentives compensation expense increased $0.1 million based on profit levels achieved in the first quarter. These expense increases were offset by a $0.1 million decrease in amortization expense related to intangible assets as certain intangibles became fully amortized.
Research and Development. Research and development expenses for the three months ended March 31, 2006 were $1.1 million compared with $0.7 million for the comparable period in 2005, a 54% increase. The increase in 2005 is attributed primarily to increased materials and contract service costs. Research and development expenses in the first quarter of 2006 represented 14.3% of net sales, which is in line with our long-term strategy of investing approximately 12% to 15% of net sales in research and development, although we may exceed this level in periods of low sales. For the balance of 2006, we expect to maintain or slightly increase research and development expenses if industry conditions continue to be favorable.
Interest Income, net. Interest income, net, amounted to $39,000 and $25,000 in the three month periods ended March 31, 2006 and 2005, respectively. These amounts consisted primarily of interest income from the investment of excess funds, partially offset by interest expense of approximately $3,000 in each period, related to a note payable to a bank. Interest income increased in 2006 compared with the prior year primarily due to higher interest rates.
Income Taxes. We recorded income tax expense of $7,000 in the three-month period ended March 31, 2006 related to estimated federal and state alternative minimum income taxes and state franchise taxes. Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents increased by approximately $1.8 million in the three months ended March 31, 2006. We generated $1.3 million from operating activities during this period. The major components of cash flows generated by operating activities were net income of $0.5 million, $0.2 million in non-cash depreciation, amortization and share-based compensation expense, a $0.3 million decrease in receivables, a $0.8 million increase in accounts payable, and a $1.4 million increase in accrued liabilities, partially offset by a $1.7 million increase in inventories. Receivables decreased despite the increase in net sales because shipments were more evenly distributed throughout the quarter compared with the fourth quarter of 2005 when shipments were more concentrated in the latter part of the quarter. Accounts payable increased primarily due to an increase in inventory purchases to support continued strong order and quotation activity. The increase in accrued liabilities included a $1.0 million increase in customer deposits and deferred revenue related to payments received for test handler systems for which revenue recognition criteria had not been met as of March 31, 2006 and a $0.1 million increase in accrued incentives based on profit levels achieved in the first quarter. Inventories increased due to an increase in purchases to support continued strong order and quotation activity as well as a $1.3 million increase in shipped equipment inventory subject to revenue deferral. Net cash used in investing activities in the three months ended March 31, 2006 was not significant. During the three months ended March 31, 2006, we received $0.5 million in proceeds from employee stock option exercises.
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
Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $5.9 million at March 31, 2006 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories. The credit agreement expires in October 2006. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. Furthermore, if the improved industry conditions and increased business activity we experienced in late 2005 and early 2006 prove to be unsustainable and/or other factors, including future industry cycles, negatively impact the demand for our products, future cash flows could be adversely affected. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of March 31, 2006, consisted primarily of money market funds and bank certificates of deposit with original maturities of three months or less. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4. Controls and Procedures
Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

AETRIUM INCORPORATED
(Registrant)

Date: May 8, 2006	By:	/s/ Joseph C. Levesque Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: May 8, 2006	By:	/s/ Paul H. Askegaard Paul H. Askegaard
Treasurer
(principal financial and accounting officer)