Form 10-Q
period 2006-06-30
AETRIUM INC
filed 2006-08-11
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer☐      Non-accelerated filer ☑
Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Number of shares of Common Stock, $.001 par value, outstanding on July 24, 2006	10,085,631

AETRIUM INCORPORATED

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AETRIUM INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$6,034	$4,134
Accounts receivable, net	4,087	4,742
Inventories	12,131	8,792
Other current assets	179	80

Total current assets	22,431	17,748

Property and equipment:
Furniture and fixtures	615	610
Equipment	1,837	1,903

	2,452	2,513
Less accumulated depreciation and amortization	(2,184)	(2,237)

Property and equipment, net	268	276

Identifiable intangible assets, net	201	343
Other assets	78	78

Total assets	$22,978	$18,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$36	$35
Trade accounts payable	2,519	1,651
Accrued compensation	771	413
Other accrued liabilities	1,474	675

Total current liabilities	4,800	2,774

Long-term debt, less current portion	80	98

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,046,673 and 9,649,425 shares issued and outstanding, respectively	10	10
Additional paid-in capital	61,445	60,672
Accumulated deficit	(43,357)	(45,109)

Total shareholders’ equity	18,098	15,573

Total liabilities and shareholders’ equity	$22,978	$18,445

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$8,704	$3,108	$16,191	$7,110
Cost of goods sold	4,314	1,438	8,149	3,269

Gross profit	4,390	1,670	8,042	3,841

Operating expenses:
Selling, general and administrative	2,065	1,667	4,200	3,434
Research and development	1,074	720	2,147	1,417

Total operating expenses	3,139	2,387	6,347	4,851

Income (loss) from operations	1,251	(717)	1,695	(1,010)
Interest income, net	44	35	83	60

Income (loss) before income taxes	1,295	(682)	1,778	(950)
Income tax expense	19	—	26	—

Net income (loss)	$1,276	$(682)	$1,752	$(950)

Income (loss) per common share:
Basic	$.13	$(0.07)	$.18	$(0.10)
Diluted	$.12	$(0.07)	$.17	$(0.10)

Weighted average common shares outstanding:
Basic	9,980	9,630	9,899	9,629
Diluted	10,607	9,630	10,584	9,629
The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,752	$(950)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	210	423
Share-based compensation expense	38	—
Provision for excess and obsolete inventories	30	60
Changes in assets and liabilities:
Accounts receivable	655	258
Inventories	(3,369)	(1,185)
Other current assets	(99)	(14)
Trade accounts payable	868	(226)
Accrued compensation	358	1
Other accrued liabilities	799	(465)

Net cash generated by (used in) operating activities	1,242	(2,098)

Cash flows from investing activities:
Purchase of property and equipment	(60)	(25)

Net cash used in investing activities	(60)	(25)

Cash flows from financing activities:
Proceeds from exercise of stock options	735	12
Payments on long-term debt	(17)	(17)

Net cash provided by (used in) financing activities	718	(5)

Net increase (decrease) in cash and cash equivalents	1,900	(2,128)

Cash and cash equivalents at beginning of period	4,134	7,268

Cash and cash equivalents at end of period	$6,034	$5,140

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) which requires the measurement and recognition of all share-based compensation under the fair value method. In accordance with SFAS 123R, we began recognizing compensation expense in 2006 for all share-based awards granted in 2006 plus the unvested portion of awards granted prior to 2006. We implemented SFAS 123R using the modified prospective transition method. Under this transition method, our financial statements and related information presented, pertaining to periods prior to our adoption of SFAS 123R, have not been restated to reflect the impact of SFAS 123R.

We determine the fair value of share-based awards on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of subjective assumptions, and changes in the assumptions used can materially affect the determination of the fair value of an award. These assumptions include expected stock price volatility, risk-free interest rate, expected dividend yield, and the expected life of the award. Expected stock price volatility is estimated based primarily on historical daily stock price observations of our common stock. Risk-free interest rate is estimated based on U.S. Treasury bill rates consistent with the expected term of an award. An expected dividend yield of zero is used based on our intention to retain any future earnings for use in our operations. Expected life of an award is estimated primarily based on vesting provisions, the contractual term of the award, and historical experience of previous awards with similar terms or, if appropriate in the circumstances, we use the simplified method for estimating the expected life of an award, as permitted by Staff Accounting Bulletin No. 107. SFAS 123R also requires that estimated forfeitures be considered in the calculation of future compensation expense at the date of grant. We use historical data, as adjusted if deemed appropriate, to estimate future option forfeiture rates for purposes of recognizing share-based compensation expense. Prior to our adoption of SFAS 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.

In June 2006, a total of 445,000 stock options were granted to Aetrium employees and directors under our 2003 Stock Incentive Plan. All of the options granted have an exercise price of $4.33 per share, the fair market value on the date of grant. All of the options vest in monthly increments over four years and will expire five years after the grant date. The weighted average fair value of the options granted was determined to be $2.03 per share. Assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value were as follows:

Expected stock price volatility	59%
Risk-free interest rate	5.0%
Expected dividend level	0%
Expected life of options (years)	3.5
Share-based compensation expense included in our consolidated statement of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cost of goods sold	$4	$—	$6	$—
Selling, general and administrative	14	—	26	—
Research and development	3	—	6	—

Total share-based compensation expense	$21	$—	$38	$—

As of June 30, 2006, we had approximately $0.9 million of unrecognized pretax share-based compensation expense, net of estimated forfeitures, which is expected to be recognized over 4.0 years.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of operations, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The proforma information presented in the following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, to share-based employee compensation in 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(682)	$(950)
Deduct: Total share-based employee compensation expense determined under fair value based method for all grants	(846)	(940)

Pro forma net loss	$(1,528)	$(1,890)

Net loss per share:
Basic – as reported	$(0.07)	$(0.10)
Basic – pro forma	$(0.16)	$(0.20)
Diluted – as reported	$(0.07)	$(0.10)
Diluted – pro forma	$(0.16)	$(0.20)
Approximately $750,000 of the pro forma stock-based employee compensation expense for the three and six month periods ended June 30, 2005, resulted from the acceleration of the vesting of certain stock options (whose exercise prices exceeded the then fair value of our common stock) during the second quarter of 2005.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Weighted average common shares outstanding	9,980	9,630	9,899	9,629
Potentially dilutive stock options	627	—	685	—

Weighted average common shares outstanding, assuming dilution	10,607	9,630	10,584	9,629

For the three and six month periods ended June 30, 2005, all stock options are excluded from the loss per share computations because they would be antidilutive. As of June 30, 2005, there were 1,664,586 outstanding stock options that could have potentially impacted diluted earnings per share.

4.	REVENUE RECOGNITION

Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are included as a component of “other accrued liabilities” in our consolidated balance sheet. See also Notes 6 and 7.

5.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	amortization	Net	Gross	amortization	Net

Developed technology	$2,600	$(2,600)	$—	$2,600	$(2,600)	$—
Core technology	3,167	(3,167)	—	3,167	(3,086)	81
Customer list	1,100	(907)	193	1,100	(852)	248
Other	99	(91)	8	99	(85)	14

Total	$6,966	$(6,765)	$201	$6,966	$(6,623)	$343

Amortization expense related to intangible assets amounted to approximately $0.1 million and $0.3 million in the six month periods ended June 30, 2006 and 2005, respectively. Estimated amortization expense in future periods is as follows (in thousands):

2006 (six months)	$60
2007	113
2008	28

6.	INVENTORIES

Inventories are comprised of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Purchased parts and completed subassemblies	$5,139	$3,796
Work-in-process	4,292	3,400
Finished goods	1,120	1,161
Equipment shipped, subject to revenue deferral	1,580	435

Total	$12,131	$8,792

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Accrued commissions	$102	$165
Accrued warranty	234	164
Customer deposits and deferred revenue	797	67
Other	341	279

Total	$1,474	$675

Warranty accrual activity for the six months ended June 30, 2006 was as follows (in thousands):

Accrual balance, December 31, 2005	$164

Provisions for warranty	509
Settlements of warranty claims	(439)

Accrual balance, June 30, 2006	$234

8.	CREDIT AGREEMENT AND LONG-TERM DEBT

On October 3, 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories and bears interest at the prime rate plus 0.25%. The agreement has a term of one year, is collateralized by substantially all company assets and provides that Aetrium maintain certain financial covenants. As of June 30, 2006, there were no borrowings under the line of credit agreement and Aetrium was in compliance with all covenants under the agreement.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,637 through March 2009. The note is collateralized by certain data processing equipment with a carrying value of approximately $88,000 at June 30, 2006, and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The prime interest rate was 8.25% at June 30, 2006. The loan balance at June 30, 2006 was $116,000 of which the current portion was $36,000. Future maturities of long-term debt as of June 30, 2006 are as follows (in thousands):

2006 (six months)	$18
2007	37
2008	40
2009	21

Total	$116

9.	RESTRUCTURING ACTIVITIES AND LEASE OBLIGATION

In fiscal year 2000, as part of restructuring activities we implemented to better align our cost structure with significantly reduced revenue levels, we vacated a 45,000 square-foot facility in Poway, California for which we remain liable under a lease that expires in January 2010. As of August 1, 2006, approximately 25,000 square feet within this facility is subleased to an independent party under a sublease that expires at the end of our lease term and approximately 8,000 square feet is subleased to a second party on a month-to-month basis. We are actively seeking subtenants for the remaining vacant space. During the quarter ended June 30, 2006 we recorded a charge of $45,000 for estimated non-cancelable lease payments and other future net costs we expect to incur related to this facility. Over the remaining term of the lease, we believe that future sublease income will offset our lease obligations. However, if we are unsuccessful in locating subtenants for the current vacant space in the facility, if one or more of our current subtenants were to default on their sublease agreements or if we are unsuccessful in extending subleases or locating replacement subtenants upon the expiration of current sublease agreements, we may have to record additional facility exit charges in the future.

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

The following table summarizes activity under our stock incentive plans for the six month period ended June 30, 2006:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Shares	Price	Contract Term	(in thousands)

Outstanding, January 1, 2006	1,737,827	$2.60
Granted	445,000	4.33
Exercised	(412,379)	1.93
Forfeited	(42)	2.05

Outstanding, June 30, 2006	1,770,406	$3.19

Options at June 30, 2006:
Exercisable and expected to become exercisable	1,734,998	$3.19	3.2 years	$2,366

Exercisable	1,321,707	$2.81	2.6 years	$2,307

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2006 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $1.2 million. The total fair value of options vested during the six months ended June 30, 2006 was $38,000.

The following table summarizes information related to stock options outstanding at June 30, 2006, all of which are nonqualified options and expire five years after the grant date and of which 407,060 options were fully exercisable when granted, 30,000 options became exercisable over 32 months from date of grant, 694,427 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in the second quarter of 2005 to become fully exercisable to the extent not then exercisable, and 638,919 options become exercisable over four years from date of grant:

Options Outstanding				Options Exercisable
		Weighted
Range of	Number	Average	Weighted	Number	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 6/30/06	Contractual Life	Exercise Price	at 6/30/06	Exercise Price

$0.87 to 1.03	25,000	1.4 years	$0.95	21,301	$0.96
2.05 to 2.06	290,979	0.8 years	2.05	290,979	2.05
2.76 to 3.13	909,427	3.1 years	2.88	909,427	2.88
4.33 to 4.81	545,000	4.7 years	4.42	100,000	4.81

$0.87 to 4.81	1,770,406	3.2 years	$3.19	1,321,707	$2.81

11.	INCOME TAXES

We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the company is consistently profitable. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to excess deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $19,000 and $26,000 in the three and six month periods ended June 30, 2006, respectively, for estimated federal alternative minimum tax and certain state minimum fees.

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
Industry conditions continued to be favorable in the first half of 2006. Aetrium’s order activity remained strong in the first half of 2006 and net sales increased to $7.5 million and $8.7 million in the first and second quarters, respectively. Net sales in the first half of 2006 were $16.2 million compared with $7.1 million in the first half of 2005, an increase of 128%. Industry analysts are generally forecasting that favorable conditions will continue through the balance of 2006. However, there can be no assurances as to the strength or duration of such improved business conditions or what the impact of future industry conditions may have on Aetrium.
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
Share-Based Compensation
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) which requires the measurement and recognition of all share-based compensation under the fair value method. In accordance with SFAS 123R, we began recognizing compensation expense in 2006 for all share-based awards granted in 2006 plus the unvested portion of awards granted prior to 2006. We implemented SFAS 123R using the modified prospective transition method. Under this transition method, our financial statements and related information presented, pertaining to periods prior to our adoption of SFAS 123R, have not been restated to reflect the impact of SFAS 123R.
We determine the fair value of share-based awards on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of subjective assumptions, and changes in the assumptions used can materially affect the calculation of the fair value of an award. These assumptions include expected stock price volatility, risk-free interest rate, expected dividend yield, and the expected life of the award. Expected stock price volatility is estimated based primarily on historical, daily stock price observations of our common stock. Risk-free interest rate is estimated based on U.S. Treasury bill rates consistent with the expected term of an award. An expected dividend yield of zero is used based on our intention to retain any future earnings for use in our operations. Expected life of an award is estimated primarily based on vesting provisions, the contractual term of the award, and historical experience of previous awards with similar terms or, if appropriate in the circumstances, we use the simplified method for estimating the expected life of an award, as permitted by Staff Accounting Bulletin No. 107. SFAS 123R also requires that estimated forfeitures be considered in the calculation of future compensation expense at the date of grant. We use historical data, as adjusted if deemed appropriate, to estimate future option forfeiture rates for purposes of recognizing share-based compensation expense. Prior to our adoption of SFAS 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
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

Accounts Receivable
We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of June 30, 2006, our allowance for doubtful accounts was $0.1 million.
Inventories
We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required. As of June 30, 2006, our provision for excess and obsolete inventory was $2.6 million.
Identifiable Intangible Assets
We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of June 30, 2006, the carrying value of our identifiable intangible assets was $0.2 million.
Warranty Obligations
We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of June 30, 2006, our warranty reserve was $0.2 million.
Income Tax Accounting
We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. These deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. We carry a valuation allowance to fully reserve these assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, as an increase in shareholders’ equity.
Results of Operations
Net Sales. Net sales for the six months ended June 30, 2006 were $16.2 million compared with $7.1 million for the same period in 2005, a 128% increase. Net sales for the three months ended June 30, 2006 was $8.7 million compared with $3.1 million for the same period in 2005, a 180% increase. Net sales of test handlers were $12.5 million in the first six months of 2006 compared with $0.9 million in the first six months of 2005. The significant increase in test handler sales in 2006 was attributable to the improving business conditions in the semiconductor industry that began in the second half of 2005 and continued into 2006. Also, test handler sales in 2006 reflect the increased market acceptance of our relatively new Model 55V8 test handler in the marketplace with sales of twenty-one units in the first half of 2006 compared with none in the first half of 2005. Sales of reliability test equipment and automation equipment can fluctuate significantly from period to period due to the small number of units and relatively high selling prices for some models. Although orders received for these types of equipment increased in the first half of 2006 compared with the prior year, net sales decreased. Net sales of reliability test equipment were $0.7 million in the first half of 2006, compared with $2.7 million in the first half of 2005, a decrease of 75%. Reliability test equipment sales in 2005 included an order of $1.1 million delivered to a single European customer. Net sales of automation equipment were $0.5 million in the first half of 2006, compared with $1.2 million in the first half of 2005, a decrease of 58%. Net sales of change kits and spare parts were $2.5 million in the first half of 2006, compared with $2.2 million in the first half of 2005, an increase of 12%.
Gross Profit. Gross profit was 49.7% of net sales for the six months ended June 30, 2006 compared with 54.0% of net sales for the comparable period in 2005. Gross profit was 50.4% of net sales for the three months ended June 30, 2006 compared with 53.7% of net sales for the comparable period in 2005. Gross margins decreased in 2006 primarily due to a significant change in product mix and relatively high initial costs related to our 55V8 test handler model, partially offset by efficiencies associated with higher production and revenue levels compared with the prior year. Sales of test handlers, which typically generate lower margins than our other equipment product lines, represented 77% of total net sales in the first half of 2006 compared with 13% for the comparable period in 2005.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2006 were $4.2 million, compared with $3.4 million for the comparable period in 2005, a 22% increase. Selling, general and administrative expenses for the three months ended June 30, 2006 were $2.1 million compared with $1.7 million for the comparable period in 2005, a 24% increase. Commissions and warranty expenses increased $0.3 million and $0.6 million in the three and six month periods ended June 30, 2006, respectively, compared with the prior year due primarily to higher net sales volume. Incentives compensation expense increased $0.2 million and $0.3 million in the three and six month periods ended June 30, 2006, respectively, compared with the prior year based on profit levels achieved in 2006. These expense increases were offset by a decrease in amortization expense of $0.1 million and $0.2 million in the three and six month periods ended June 30, 2006, respectively, compared with the prior year as certain intangibles became fully amortized.
Research and Development. Research and development expenses for the six months ended June 30, 2006 were $2.1 million compared with $1.4 million for the comparable period in 2005, a 52% increase. Research and development expenses for the three months ended June 30, 2006 were $1.1 million compared with $0.7 million for the comparable period in 2005, a 49% increase. The increase in 2006 is attributed primarily to increased materials and contract service costs. Research and development expenses in the first half of 2006 represented 13.3% of net sales, which is in line with our long-term strategy of investing approximately 12% to 15% of net sales in research and development, although we may exceed this level in periods of low sales. For the balance of 2006, we expect to maintain or slightly increase research and development expenses if industry conditions continue to be favorable.
Interest Income, net. Interest income, net, amounted to $83,000 and $60,000 in the six month periods ended June 30, 2006 and 2005, respectively, and $44,000 and $35,000 in the three month periods ended June 30, 2006 and 2005, respectively. These amounts consisted primarily of interest income from the investment of excess funds, partially offset by interest expense of approximately $3,000 and $6,000 in each of the three and six month periods, respectively, related to a note payable to a bank. Interest income increased in 2006 compared with the prior year primarily due to higher interest rates.

Income Taxes. We recorded income tax expense of $19,000 and $26,000 in the three and six month periods ended June 30, 2006, respectively, related to estimated federal and state alternative minimum income taxes and state franchise taxes. Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, as an increase in shareholders’ equity.
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents increased by approximately $1.9 million in the six months ended June 30, 2006. We generated $1.2 million from operating activities during the six months ended June 30, 2006. The major components of cash flows generated by operating activities were net income of $1.8 million, $0.3 million in non-cash depreciation, amortization and share-based compensation expense, a $0.7 million decrease in accounts receivable, a $0.9 million increase in accounts payable, and a $1.2 million increase in accrued liabilities, partially offset by a $3.4 million increase in inventories. Accounts receivable decreased despite an increase in net sales due in part to shipments being more evenly distributed throughout the second quarter of 2006 compared with the fourth quarter of 2005 when shipments were more concentrated in the latter part of the quarter. Accounts payable increased primarily due to an increase in inventory purchases to support continued strong order and quotation activity. The increase in accrued liabilities included a $0.7 million increase in customer deposits and deferred revenue related to payments received for test handler systems for which revenue recognition criteria had not been met as of June 30, 2006 and a $0.4 million increase in accrued compensation based on profit levels achieved in 2006. Inventories increased due to an increase in purchases to support continued strong order and quotation activity as well as a $1.2 million increase in shipped equipment inventory subject to revenue deferral. Net cash used in investing activities in the six months ended June 30, 2006 amounted to $0.1 million for capital expenditures. During the six months ended June 30, 2006, we received $0.7 million in proceeds from employee stock option exercises.
Cash and cash equivalents decreased by approximately $2.1 million in the six months ended June 30, 2005. We used $2.1 million to fund operating activities during this period. The major components of cash flows used in operating activities were a net loss of $1.0 million, a $1.2 million increase in inventories, and a $0.5 million decrease in accrued liabilities, partially offset by $0.4 million in non-cash depreciation and amortization expense and a decrease in accounts receivable of $0.3 million. Inventories increased due to lower than anticipated sales and specific purchases to support increased demonstration equipment requirements and customer delivery requirements, primarily for newer products. The decrease in accrued liabilities reflected primarily a reduction in the balance of outstanding customer advance payments since December 31, 2004. Accounts receivable decreased from December 31, 2004 primarily due to lower revenue levels. Net cash used in investing and financing activities in the six months ended June 30, 2005 was not significant.
Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $6.0 million at June 30, 2006 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories. The credit agreement expires in October 2006. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. Furthermore, if the improved industry conditions and increased business activity we experienced in late 2005 and the first half of 2006 prove to be unsustainable and/or other factors, including future industry cycles, negatively impact the demand for our products, future cash flows could be adversely affected. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of June 30, 2006, consisted primarily of money market funds and bank certificates of deposit with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.
Item 4. Controls and Procedures
Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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
On May 24, 2006 the company held its Annual Shareholder Meeting at which the shareholders elected the following individuals to serve as members of the Board of Directors:

Votes:	For	Against	With-held	Non-Vote

Joseph C. Levesque	8,586,428	0	340,885	0
Darnell L. Boehm	8,807,873	0	119,440	0
Terrence W. Glarner	8,813,382	0	113,931	0
Andrew J. Greenshields	8,849,282	0	78,031	0
Douglas L. Hemer	8,625,642	0	301,671	0

Item 5.	Other Information
                          None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AETRIUM INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: August 11, 2006	By:	/s/ Joseph C. Levesque

Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Paul H. Askegaard

Paul H. Askegaard
Treasurer
(principal financial and accounting officer)