Form 10-Q
period 2006-09-30
AETRIUM INC
filed 2006-11-14
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares of Common Stock, $.001 par value, outstanding on November 6, 2006	10,239,460

AETRIUM INCORPORATED

INDEX

Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIGNATURES	21

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

Item 1. Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	September 30,	December 31,
	2006	2005

Current Assets:
Cash and cash equivalents	$7,106	$4,134
Accounts receivable, net	3,403	4,742
Inventories	11,332	8,792
Other current assets	270	80
Total current assets	22,111	17,748

Furniture and fixtures	617	610
Equipment	1,858	1,903
	2,475	2,513
Less accumulated depreciation and amortization	(2,217)	(2,237)
Property and equipment, net	258	276

Identifiable intangible assets, net	171	343
Other assets	78	78

Total assets	$22,618	$18,445

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$37	$35
Trade accounts payable	864	1,651
Accrued compensation	876	413
Other accrued liabilities	1,167	675
Total current liabilities	2,944	2,774

Long-term debt, less current portion	70	98

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,106,411 and 9,649,425 shares issued and outstanding, respectively	10	10
Additional paid-in capital	61,658	60,672
Accumulated deficit	(42,064)	(45,109)
Total shareholders' equity	19,604	15,573

Total liabilities and shareholders' equity	$22,618	$18,445

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	$9,203	$3,701	$25,394	$10,811
Cost of goods sold	4,789	2,148	12,938	5,417
Gross profit	4,414	1,553	12,456	5,394

Operating expenses:
Selling, general and administrative	2,102	1,758	6,302	5,192
Research and development	1,072	819	3,219	2,236
Total operating expenses	3,174	2,577	9,521	7,428

Income (loss) from operations	1,240	(1,024)	2,935	(2,034)
Interest income, net	62	41	145	101
Income (loss) before income taxes	1,302	(983)	3,080	(1,933)
Income tax expense	9	—	35	—
Net income (loss)	$1,293	$(983)	$3,045	$(1,933)

Income (loss) per common share:
Basic	$0.13	$(0.10)	$0.31	$(0.20)
Diluted	$0.12	$(0.10)	$0.29	$(0.20)

Weighted average common shares outstanding:
Basic	10,091	9,636	9,964	9,631
Diluted	10,629	9,636	10,599	9,631

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,045	$(1,933)
Adjustments to reconcile net income (loss) to net
cash generated by (used in) operating activities:
Depreciation	107	160
Amortization	172	424
Share-based compensation expense	95	—
Excess tax benefits from stock options exercised	(21)	—
Provision for excess and obsolete inventories	60	90
Changes in assets and liabilities:
Accounts receivable	1,339	1,574
Inventories	(2,600)	(516)
Other current assets	(190)	(93)
Trade accounts payable	(787)	(1,003)
Accrued compensation	463	125
Other accrued liabilities	513	(679)
Net cash generated by (used in) operating activities	2,196	(1,851)

Cash flows from investing activities:
Purchase of property and equipment	(89)	(32)
Net cash used in investing activities	(89)	(32)

Cash flows from financing activities:
Proceeds from exercise of stock options	870	28
Excess tax benefits from stock options exercised	21	—
Payments on long-term debt	(26)	(25)
Net cash provided by financing activities	865	3

Net increase (decrease) in cash and cash equivalents	2,972	(1,880)

Cash and cash equivalents at beginning of period	4,134	7,268

Cash and cash equivalents at end of period	$7,106	$5,388

Supplemental disclosure of cash flow information:
Disposal of equipment (original cost)	$127	$10

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method. In accordance with SFAS 123R, we began recognizing compensation expense in 2006 for all share-based awards granted in 2006 plus the unvested portion of awards granted prior to 2006. We implemented SFAS 123R using the modified prospective transition method. Under this transition method, our financial statements and related information presented, pertaining to periods prior to our adoption of SFAS 123R, have not been restated to reflect the impact of SFAS 123R.

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

In June 2006, a total of 445,000 stock options were granted to Aetrium employees and directors under our 2003 Stock Incentive Plan. All of the options provided for an exercise price of $4.33 per share, the fair market value of a share of our common stock on the date of grant. All of the options vest in monthly increments over four years and will expire five years after the grant date. The fair value of the options granted was determined to be $2.03 per share. Assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value were as follows:

Expected stock price volatility	59%
Risk-free interest rate	5.0%
Expected dividend level	0%
Expected life of options (years)	3.5

Share-based compensation expense included in our consolidated statement of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Cost of goods sold	$7	$—	$13	$—
Selling, general and administrative	42	—	68	—
Research and development	8	—	14	—
Total share-based compensation expense	$57	$—	$95	$—

As of September 30, 2006, we had approximately $0.8 million of unrecognized pretax share-based compensation expense, net of estimated forfeitures, which is expected to be recognized over 3.7 years.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of operations, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The proforma information presented in the following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to share-based employee compensation in 2005:
	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss, as reported	$(983)	$(1,933)
Deduct: Total share-based employee compensation expense determined under fair value based method for all grants	(544)	(1,484)
Pro forma net loss	$(1,527)	$(3,417)

Net loss per share:
Basic - as reported	$(0.10)	$(0.20)
Basic - pro forma	$(0.16)	$(0.35)
Diluted - as reported	$(0.10)	$(0.20)
Diluted - pro forma	$(0.16)	$(0.35)

Approximately $750,000 of the pro forma stock-based employee compensation expense for the nine month period ended September 30, 2005, resulted from the acceleration of the vesting of certain stock options (whose exercise prices exceeded the then fair value of our common stock) during the second quarter of 2005. At that time, our board of directors and its Compensation Committee determined that the acceleration of the vesting of the stock options was in the best interests of the Company to enhance the incentive of the affected options and to provide us with greater flexibility for future grants of share-based incentives as SFAS123R became effective. The acceleration of vesting enabled us to avoid recognizing compensation expense associated with these options in periods following the adoption of SFAS 123R in January 2006.

Prior to our adoption of SFAS 123R, we included tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” Under SFAS 123R, the benefit of tax deductions in excess of the compensation cost recognized for such options must be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. Accordingly, excess tax benefits of $21,000 related to exercised stock options has been recorded as financing cash flows in our consolidated statement of cash flows for the nine months ended September 30, 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Weighted average common shares outstanding	10,091	9,636	9,964	9,631
Potentially dilutive stock options	538	—	635	—
Weighted average common shares outstanding, assuming dilution	10,629	9,636	10,599	9,631

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

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  We are currently assessing the impact of adopting SAB 108, but we do not expect that it will have a material effect on our consolidated financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a threshold for recognizing the benefits of tax return positions and providing guidance on the measurement and classification of income tax uncertainties in financial statements. FIN 48 also increases disclosure requirements associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we will adopt this pronouncement in fiscal year 2007. We are currently evaluating the potential impact of the implementation of FIN 48 on our financial position and results of operations.

6.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are comprised of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Developed technology	$2,600	$(2,600)	$—	$2,600	$(2,600)	$—
Core technology	3,167	(3,167)	—	3,167	(3,086)	81
Customer list	1,100	(935)	165	1,100	(852)	248
Other	99	(93)	6	99	(85)	14
Total	$6,966	$(6,795)	$171	$6,966	$(6,623)	$343

Amortization expense related to intangible assets amounted to $30,000 and $112,000, respectively, in the three month periods ended September 30, 2006 and 2005, and $172,000 and $424,000, respectively, in the nine month periods ended September 30, 2006 and 2005. Estimated amortization expense in future periods is as follows (in thousands):

2006 (three months)	$30
2007	113
2008	28

7.	INVENTORIES

Inventories are comprised of the following (in thousands):
	September 30,	December 31,
	2006	2005

Purchased parts and completed subassemblies	$4,506	$3,796
Work-in-process	4,404	3,400
Finished goods	1,332	1,161
Equipment shipped, subject to revenue deferral	1,090	435
Total	$11,332	$8,792

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):
	September 30,	December 31,
	2006	2005

Accrued commissions	$32	$165
Accrued warranty	245	164
Customer deposits and deferred revenue	515	67
Other	375	279
Total	$1,167	$675

Warranty accrual activity for the nine months ended September 30, 2006 was as follows (in thousands):

Accrual balance, December 31, 2005	$164
Provisions for warranty	709
Settlements of warranty claims	(628)
Accrual balance, September 30, 2006	$245

9.	CREDIT AGREEMENT AND LONG-TERM DEBT

In October 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories and bears interest at the prime rate plus 0.25%. The agreement is collateralized by substantially all Company assets and provides that Aetrium maintain certain financial covenants. The initial credit agreement provided for a term of one year and in October 2006 it was extended for an additional year with the same terms and conditions. As of September 30, 2006, there were no borrowings under the line of credit agreement and Aetrium was in compliance with all covenants under the agreement.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,637 through March 2009. The note is collateralized by certain data processing equipment with a carrying value of approximately $76,000 at September 30, 2006, and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The prime interest rate was 8.25% at September 30, 2006. The loan balance at September 30, 2006 was $107,000 of which the current portion was $37,000. Future maturities of long-term debt as of September 30, 2006 are as follows (in thousands):

2006 (three months)	$9
2007	37
2008	40
2009	21
Total	$107

10.	RESTRUCTURING ACTIVITIES AND LEASE OBLIGATION

In fiscal year 2000, as part of restructuring activities we implemented to better align our cost structure with significantly reduced revenue levels, we vacated a 45,000 square-foot facility in Poway, California for which we remain liable under a lease that expires in January 2010. Approximately 25,000 square feet within this facility is subleased to an independent party under a sublease that expires at the end of our lease term and approximately 8,000 square feet is subleased to a second party on a month-to-month basis. We are actively seeking subtenants for the remaining vacant space. During the quarter ended September 30, 2006 we recorded a charge of $85,000 for estimated non-cancelable lease payments and other future net costs we expect to incur related to this facility. Over the remaining term of the lease, we believe that future sublease income will offset our lease obligations. However, if we are unsuccessful in locating subtenants for the current vacant space in the facility, if one or more of our current subtenants were to default on their sublease agreements or if we are unsuccessful in extending subleases or locating replacement subtenants upon the expiration of current sublease agreements, we may have to record additional facility exit charges in the future.

11.	STOCK OPTION PLANS

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

The following table summarizes activity under our stock incentive plans for the nine month period ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2006	1,737,827	$2.60
Granted	445,000	4.33
Exercised	(472,117)	1.97
Forfeited	(42)	2.05
Outstanding, September 30, 2006	1,710,668	$3.22

Options at September 30, 2006:
Exercisable and expected to become exercisable	1,676,455	$3.22	3.0 years	$3,044

Exercisable	1,291,796	$2.87	2.4 years	$2,803

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on September 30, 2006 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $1.4 million. The total fair value of options vested during the nine months ended September 30, 2006 was $95,000.

The following table summarizes information related to stock options outstanding at September 30, 2006, all of which are nonqualified options and expire five years after the grant date and of which 368,260 options were fully exercisable when granted, 30,000 options became exercisable over 32 months from date of grant, 687,627 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in the second quarter of 2005 to become fully exercisable to the extent not then exercisable, and 624,781 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.87 to 1.03	25,000	1.1 years	$0.95	23,333	$0.95
2.05 to 2.06	245,041	0.6 years	2.05	245,041	2.05
2.76 to 3.13	895,627	2.8 years	2.88	895,627	2.88
4.33 to 4.81	545,000	4.4 years	4.42	127,795	4.71
$0.87 to 4.81	1,710,668	3.0 years	$3.22	1,291,796	$2.87

12.	INCOME TAXES

We maintain a valuation allowance to fully reserve our deferred tax assets and do not expect to record any income tax benefit or expense, other than for alternative minimum income taxes and certain state minimum fees, until the Company is consistently profitable. We continue to monitor the realizability of the benefits related to our net deferred tax assets.  To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to excess deductions for stock option exercises, an increase in shareholders' equity. We recorded income tax expense of $9,000 and $35,000 in the three and nine month periods ended September 30, 2006, respectively, for estimated federal alternative minimum tax and certain state minimum fees.

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

Industry conditions continued to be favorable in the first half of 2006. Aetrium’s order activity and revenues were strong during this period and our net sales increased to $7.5 million and $8.7 million in the first two quarters of 2006, respectively. Our revenues further increased to $9.2 million in the third quarter of 2006, resulting in net sales in the first nine months of 2006 of $25.4 million compared with $10.8 million in the first nine months of 2005, an increase of 135%. Although our revenues increased sequentially in the third quarter of 2006, our new order activity decreased significantly from second quarter levels. We believe this reduction in new orders is consistent with reports of generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry during this period. Our new order activity continued to be weak early in the fourth quarter of 2006 and, accordingly, we are planning for fourth quarter revenues significantly lower than the levels we achieved in the third quarter. Although we believe it is likely that business conditions will improve in fiscal year 2007, it is impossible to know at this time whether the current business slowdown will be brief or of a longer duration. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

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

Share-Based Compensation
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method. In accordance with SFAS 123R, we began recognizing compensation expense in 2006 for all share-based awards granted in 2006 plus the unvested portion of awards granted prior to 2006. We implemented SFAS 123R using the modified prospective transition method. Under this transition method, our financial statements and related information presented, pertaining to periods prior to our adoption of SFAS 123R, have not been restated to reflect the impact of SFAS 123R.

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

Accounts Receivable
We maintain an allowance for doubtful accounts that reflects our estimate of losses that may result from the uncollectibility of accounts receivable. Our allowance for doubtful accounts is based primarily on an analysis of individual accounts for which we have information indicating the customer may not be able to pay amounts owed to us. In these cases, based on the available facts and circumstances, we estimate the amount that will be collected from such customers. We also evaluate the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. We adjust our allowance for doubtful accounts when additional information is received that impacts the amount reserved. If circumstances change, our estimates of the recoverability of accounts receivable could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known. As of September 30, 2006, our allowance for doubtful accounts was $0.1 million.

Inventories
We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required. As of September 30, 2006, our provision for excess and obsolete inventory was $2.6 million.

Identifiable Intangible Assets
We review our identifiable intangible assets and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may be impaired. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. As of September 30, 2006, the carrying value of our identifiable intangible assets was $0.2 million.

Warranty Obligations
We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience, and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. As of September 30, 2006, our warranty reserve was $0.2 million.

Income Tax Accounting
We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. These deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. We carry a valuation allowance to fully reserve these assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, as an increase in shareholders' equity.

Results of Operations

Net Sales. Net sales for the nine months ended September 30, 2006 were $25.4 million compared with $10.8 million for the same period in 2005, a 135% increase. Net sales for the three months ended September 30, 2006 were $9.2 million compared with $3.7 million for the same period in 2005, a 149% increase. Net sales of test handlers were $18.1 million in the first nine months of 2006 compared with $2.6 million for the same period in 2005. The significant increase in test handler sales in 2006 was attributable to the improving business conditions in the semiconductor industry that began in the second half of 2005 and continued into 2006. Also, test handler sales in 2006 reflect the increased market acceptance of our relatively new Model 55V8 test handler in the marketplace with sales of thirty-four units in the first nine months of 2006 compared with seven units during the same period in 2005. Sales of reliability test equipment and automation equipment can fluctuate significantly from period to period due to the small number of units and relatively high selling prices for some models. Although orders received for these types of equipment increased in the first nine months of 2006 compared with the prior year, net sales decreased. Net sales of reliability test equipment were $2.1 million in the first nine months of 2006, compared with $3.5 million for the same period in 2005, a decrease of 41%. Net sales of automation equipment were $1.1 million in the first nine months of 2006, compared with $1.3 million for the same period in 2005, a decrease of 13%. Net sales of change kits and spare parts were $4.1 million in the first nine months of 2006, compared with $3.4 million for the same period in 2005, an increase of 20%.

Gross Profit. Gross profit was 49.1% of net sales for the nine months ended September 30, 2006 compared with 49.9% of net sales for the comparable period in 2005. Gross margins decreased in 2006 primarily due to a significant change in product mix and relatively high initial costs related to our 55V8 test handler model, partially offset by efficiencies associated with higher production and revenue levels compared with the prior year. Sales of test handlers, which typically generate lower margins than our other equipment product lines, represented 71% of total net sales in the first nine months of 2006 compared with 25% for the comparable period in 2005. Gross profit was 48.0% of net sales for the three months ended September 30, 2006 compared with 42.0% of net sales for the comparable period in 2005. The margin improvement in 2006 was primarily due to efficiencies associated with the higher revenue levels, partially offset by a less favorable product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $6.3 million, compared with $5.2 million for the comparable period in 2005, a 21% increase. Commissions and warranty expenses increased $0.2 million and $0.6 million, respectively, in the nine months ended September 30, 2006 compared with the prior year due primarily to higher net sales volume. Incentives compensation expense increased $0.4 million in the nine months ended September 30, 2006 compared with the prior year due to higher order levels and profit levels achieved in 2006. Also, in the nine months ended September 30, 2006, we recorded charges of $0.1 million related to a facility we vacated in 2000. These expense increases were offset by a decrease in amortization expense of $0.3 million compared with the prior year as certain intangibles became fully amortized. Selling, general and administrative expenses for the three months ended September 30, 2006 were $2.1 million compared with $1.8 million for the comparable period in 2005, a 20% increase. Warranty expense increased $0.1 million in the three months ended September 30, 2006 compared with the prior year due primarily to higher net sales volume. Incentives compensation expense increased $0.1 million in the three months ended September 30, 2006 compared with the prior year due to higher order levels and profit levels achieved in 2006. Also, in the three months ended September 30, 2006, we recorded a charge of $0.1 million related to a facility we vacated in 2000. These expense increases were offset by a decrease in amortization expense of $0.1 million compared with the prior year as certain intangibles became fully amortized.

Research and Development. Research and development expenses for the nine months ended September 30, 2006 were $3.2 million compared with $2.2 million for the comparable period in 2005, a 44% increase. Research and development expenses for the three months ended September 30, 2006 were $1.1 million compared with $0.8 million for the comparable period in 2005, a 31% increase. The increases in 2006 are attributed primarily to increased wages, materials and contract service costs. The number of research and development personnel increased from 24 at December 31, 2005 to 30 at September 30, 2006. Research and development expenses in the first nine months of 2006 represented 12.7% of net sales, which is in line with our long-term strategy of investing approximately 12% to 15% of net sales in research and development, although we may exceed this level in periods of low sales.

Interest Income, net. Interest income, net, amounted to $145,000 and $101,000 in the nine month periods ended September 30, 2006 and 2005, respectively, and $62,000 and $41,000 in the three month periods ended September 30, 2006 and 2005, respectively. These amounts consisted primarily of interest income from the investment of excess funds. Interest income increased in 2006 compared with the prior year due to our higher average cash balances and generally higher interest rates.

Income Taxes. We recorded income tax expense of $9,000 and $35,000 in the three and nine month periods ended September 30, 2006, respectively, related to estimated federal and state alternative minimum income taxes and state franchise taxes. Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, as an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $3.0 million in the nine months ended September 30, 2006. We generated $2.2 million from operating activities during this period. The major components of cash flows generated by operating activities were net income of $3.0 million, $0.4 million in non-cash depreciation, amortization and share-based compensation expense, a $1.3 million decrease in accounts receivable, a $0.5 million increase in accrued compensation, and a $0.5 million increase in other accrued liabilities, partially offset by a $2.6 million increase in inventories and a $0.8 million decrease in accounts payable. Accounts receivable decreased due to the favorable timing of collections just prior to September 30, 2006 and also due to shipments being more evenly distributed throughout the third quarter of 2006 compared with the fourth quarter of 2005 when shipments were more concentrated in the latter part of the quarter. Accrued compensation increased primarily due to an increase in accrued incentives based on profit levels achieved in 2006. Other accrued liabilities included a $0.5 million increase in customer deposits and deferred revenue related to payments received for equipment delivered for which revenue recognition criteria had not been met as of September 30, 2006. Inventories increased due to purchases to support new product introductions and generally strong order and quotation activity as well as a $0.7 million increase in shipped equipment inventory subject to revenue deferral. Accounts payable decreased primarily due to a reduction in inventory purchases in the third quarter of 2006 compared with the fourth quarter of 2005. Net cash used in investing activities in the nine months ended September 30, 2006 amounted to $0.1 million for capital expenditures. During the nine months ended September 30, 2006, we received $0.9 million in proceeds from employee stock option exercises.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $7.1 million at September 30, 2006 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories. The credit agreement expires in October 2007. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. Furthermore, if the weakened business conditions we experienced in the late third quarter and early fourth quarter of 2006 continue or worsen and/or other factors, including future industry cycles, negatively impact the demand for our products, future cash flows could be adversely affected. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  We are currently assessing the impact of adopting SAB 108, but we do not expect that it will have a material effect on our consolidated financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a threshold for recognizing the benefits of tax return positions and providing guidance on the measurement and classification of income tax uncertainties in financial statements. FIN 48 also increases disclosure requirements associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we will adopt this pronouncement in fiscal year 2007. We are currently evaluating the potential impact of the implementation of FIN 48 on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of September 30, 2006, consisted primarily of money market funds and bank certificates of deposit with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

AETRIUM INCORPORATED
(Registrant)

Date: November 14, 2006	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)