Form 10-K
period 2006-12-31
AETRIUM INC
filed 2007-03-28
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission file number 000-22166

AETRIUM INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA (State of incorporation)		41-1439182 (I.R.S. employer identification no.)
2350 Helen Street North St. Paul, Minnesota (Address of principal executive offices)	55109 (Zip code)	(651) 770-2000 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, PAR VALUE $.001 PER SHARE
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by the The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $43,158,000.

As of March 16, 2007, 10,281,274 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held May 23, 2007 (the “2007 Proxy Statement”).

Form 10-K

For the fiscal year ended December 31, 2006

TABLE OF CONTENTS

PART I

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY
SECURITIES..................................................................................................................................... 12
ITEM 6. SELECTED FINANCIAL DATA............................................................................................................ 14
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.................................................................... 15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK................................................................................................................................ 23
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................... 23
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE................................................................... 23
ITEM 9A. CONTROLS AND PROCEDURES................................................................................................... 23
ITEM 9B. OTHER INFORMATION.................................................................................................................... 23

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE............................................................................................................................... 24
ITEM 11. EXECUTIVE COMPENSATION........................................................................................................ 24
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS................................ 24
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE...................................................................................................... 24
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................................... 25

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.................................................................. 26

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth under Item 1A below. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we may make on related subjects in future filings with the SEC. References in this Annual Report on Form 10-K to “Aetrium,” “the company,” “we” and “our,” unless the context otherwise requires, refer to Aetrium Incorporated and its consolidated subsidiaries and their respective predecessors.

ITEM 1. BUSINESS.

Overview

We design, manufacture and market a variety of electromechanical equipment used in the handling and testing of integrated circuits, or ICs, which constitute the highest revenue component of the semiconductor industry. Our primary focus is on high volume ICs and on the latest IC package designs. Our products are purchased primarily by semiconductor manufacturers and their assembly and test subcontractors. Our products are used in the test, assembly and packaging, or TAP, segment of semiconductor manufacturing. Our products automate critical functions to improve manufacturing yield, raise quality levels, increase product reliability and reduce manufacturing costs.

We have two principal equipment product lines:

• Test Handler Products. In terms of revenue, this is our largest product line. Our broad line of test handler products incorporates thermal conditioning, contacting and automated handling technologies to provide automated handling of ICs during production test cycles. We also offer change kits to adapt our test handlers to different IC package configurations or to upgrade installed equipment for enhanced performance. Change kits represent a significant part of our revenue.

• Reliability Test Equipment. The primary focus of our reliability test equipment is to provide semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

Test handler products accounted for 67%, 44% and 57% of our net sales in 2006, 2005 and 2004, respectively. Reliability test equipment accounted for 15%, 26% and 23% of our net sales in 2006, 2005 and 2004, respectively. Change kits and spare parts accounted for 18%, 30% and 20% of our net sales in 2006, 2005 and 2004, respectively.

Industry conditions for the semiconductor equipment industry were strong in the first half of 2004 but weakened during the second half of 2004, and these weakened industry conditions continued into 2005. By mid 2005 the semiconductor industry had worked out of the excess inventory position that became apparent by the second half of 2004, and production capacity utilization rates had risen to a high level. These factors and continuing growth in demand for ICs began fueling a recovery for the semiconductor equipment industry, and particularly the TAP segment, that gained momentum during the remainder of 2005 and through the first half of 2006. However, by the third quarter of 2006, bookings in the TAP segment of the semiconductor equipment industry began a significant decline in the face of increasing inventories in the semiconductor industry, and the bookings decline continued through the fourth quarter of 2006, exacerbated by a decline in IC unit sales.

Our results were similar in pattern. In the first half of 2006, our revenues continued an upward trend that began in the fourth quarter of 2005. Our revenues continued to be strong in the third quarter of 2006, but our bookings declined significantly. Our bookings continued to decline in the fourth quarter of 2006 and our revenues followed.

Analysts of the semiconductor industry are generally forecasting continued growth in that industry in 2007. Forecasts for the semiconductor equipment industry, and for the TAP segment within it, however, are mixed. Nevertheless, regardless of industry conditions, we believe that our line of product offerings, including our newest product introductions, coupled with our lean cost structure and our strong working capital base, position us to outperform our industry segment.

Our strategy has focused on revenue growth through product line expansion, by both internally developing and acquiring complementary technologies, businesses or product lines. Technologies, businesses and product lines that we have acquired in the past pursuant to this strategy have since been assimilated and consolidated into our current operations.

On December 31, 2006, we completed the sale of the product lines being manufactured at our Dallas, Texas facility to WEB Technology, Inc., a privately held company that is owned in part by senior management of our Dallas operation. The divested product lines, which included our burn-in board loaders and turret-based test handlers, were some of our lowest revenue and less strategic product lines and had been unprofitable for several quarters. It had become clear as 2006 progressed that the divested product lines were no longer a good long term strategic fit. The divestiture allows us to concentrate all of our product development and customer support efforts on our higher revenue, more strategic and more successful gravity feed test handlers and reliability test equipment.

As part of the sale, we transferred all intellectual property, inventory, equipment and other assets associated with the divested product lines to the buyer. The buyer assumed responsibility for all liabilities and obligations related to the installed base of the divested product lines, including all product warranty obligations, and agreed to provide ongoing customer support, including field service, spare parts and device kits. We recorded special charges related to the divestiture in the fourth quarter of 2006 in the amount of approximately $4.0 million, most of which was non-cash related. See Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding these discontinued operations.

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

Test Handler Products

Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs automatically during the final test stage of the manufacturing process. ICs are loaded into the test handler from bowls, tubes or trays and then, if required, transported to a temperature chamber within the test handler where they are thermally conditioned to the required testing temperature. The ICs are then placed into a contactor, which provides an electrical connection between the IC and the tester. After testing, the test handler sorts the ICs according to test performance as provided by the tester. In some cases, additional process steps are completed by the test handler system. These include marking or inspection of the IC packages, and automatic placement of the ICs into a tube, tray or tape for shipment to the end user. Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of damage to the IC during the test handling cycle.

ICs are multi-function semiconductor devices that may contain millions of individual transistors, and include microprocessors, microcontrollers, digital signal processors and memory devices. ICs come in a wide range of sizes and package types, depending upon their application.

In the testing of ICs, the device package type being tested often dictates the type of test handler used. Small outline packages, or SOPs, constituting the largest IC package segment, have leads, or electrical contacts, extending from two sides and are typically tested with gravity feed test handlers. Micro leadless packages, or MLPs (and sometimes referred to as MLFTMs, SONs or QFNs), have electrical contact pads flush with the sides and bottoms of the ICs. MLPs are typically tested with gravity feed or turret based test handlers, particularly for analog and linear applications. MLPs constitute one of the fastest growing new IC package types.

More complex ICs are sometimes packaged in IC package families with leads more easily damaged in handling. These package families are typically tested with pick-and-place test handlers.

Our primary focus continues to be on the newest device and package types, and the largest volume and fastest growing markets, in the IC side of the semiconductor industry. Our test handler products are complementary with minimal overlap of application, and we distribute and service them through a common organization for efficiency. Our primary test handler product line is our gravity feed test handlers.

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

Our gravity feed test handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications. These handlers adapt to “plunge-to-board”-type contacting and third party contactors, as well as our internally developed proprietary contactors, providing cost-effective solutions to a wide range of customer test requirements. In “plunge-to-board”-type contacting, the IC is placed directly against the test head with no intermediary sockets or connections, which is particularly well suited for high performance ICs. Our gravity feed test handlers can heat or cool the ICs being tested to test temperatures ranging from -55 degrees Celcius to +155 degrees Celcius. They use mechanical refrigeration to cool ICs, which is more economical and less dangerous than liquid nitrogen, commonly used as a refrigerant in competing handlers.

Our 55V Series is our principal and newest line of gravity feed test handlers. The 55V Series focuses on analog and logic IC applications and addresses a wide range of IC packages, including SOPs and MLFs. The 55V Series offers a small footprint, a vertical backplane that can accommodate any size of test head, and our high speed test site actuator that we believe offers significant throughput advantages over our competition, depending upon device test times and thermal conditioning requirements. We offer the 55V Series in single, dual, quad and eight test site configurations. Each of our 55V Series multi-site test handlers can simultaneously test devices in each of their sites to increase productivity and reduce testing costs in certain applications.

We first introduced our 55V6 single and dual site test handler in 2002 and our 55V8 quad site test handler in 2004, and these handlers constituted the majority of our test handler sales in 2006. In the last half of 2006, we successfully completed an extensive evaluation of our 55V16 eight site test handler at a large U.S. headquartered integrated device manufacturer with production facilities in southeast Asia, and received our first purchase order for the 55V16 from that customer.

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

In 1998, we introduced our 1164 Series of reliability test equipment, including a suite of applications for customers to perform a variety of tests. We have since added many new features, including the full reliability test functionality necessary for testing an IC manufacturer’s entire copper process. The 1164 Series features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time and perform numerous simultaneous tests on batches of ICs. Sixteen of the top 20 semiconductor manufacturers in the world are using our 1164 Series of reliability test equipment for copper and related advanced process technologies.

Competition

The semiconductor capital equipment market is highly competitive. In the market for test handler products, we compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have. Some of these companies manufacture and sell both testers and test handlers. The particular companies with which we compete vary with our different test handler product lines, with no one company dominating the overall test handler market. The companies with which we compete most directly in the test handler market include Multitest Electronic Systems GmbH, Rasco AG and Yokogawa Electric Corporation.

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

Customers

We rely on a limited number of customers for a substantial percentage of our net sales. In 2006, Maxim Integrated Products, Inc. accounted for 51% of our net sales and UST Technology Pte. Ltd., one of our international distributors, accounted for 20% of our net sales. Maxim Integrated Products, Inc. also accounted for more than 10% of our net sales in 2005 and 2004. UST Technology Pte. Ltd. also accounted for more than 10% of our net sales in 2005. Samsung America, Inc. also accounted for more than 10% of our net sales in 2004. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

Sales and Marketing

We market our products through a combination of direct salespeople, domestic independent sales representatives and international distributors. Our direct sales organization, comprised of four salespeople, is responsible for most domestic sales, and coordinates the activities of our domestic independent sales representatives and international distributors and actively participates with them in selling efforts. This enables us to establish strong direct ties with our customers.

We maintain sales and service locations in North St. Paul, Minnesota and Santa Clara and San Diego, California. As of December 31, 2006, we had international distributors located in the United Kingdom, France, Germany, Italy, Korea, Japan, Taiwan, Hong Kong, China, Thailand, Malaysia, Singapore and the Philippines.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our domestic independent sales representatives, international distributors and direct salespeople.

International shipments accounted for 64%, 65% and 52% of our net sales in 2006, 2005 and 2004, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites. Most of our international shipments are made to international sites of U.S. semiconductor manufacturers, although there is a growing foreign customer base included in our international sales.

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

Research and Development

We believe we must continue to enhance, broaden and modify our existing product lines to meet the constantly evolving needs of the semiconductor equipment market. To date, we have relied both on internal development and acquisitions of technology and product lines to extend our product lines, increase our customer base and avoid reliance on any single semiconductor equipment market segment. We focus our new product development efforts on what we believe to be the most compelling requirements in the largest and fastest growing segments of the IC side of the semiconductor industry, with emphasis on near term revenue potential. In 2006, we concentrated our new product development efforts on:

•	completing development of and beta testing the Model 55V16 eight site gravity feed test handlers; and

•	developing additional test capabilities for our 1164 Series of reliability test equipment for the latest generations of copper, gate oxide and transistor device technologies.

Product development expenses include new product development and continuation engineering. Our continuation engineering efforts include the development of additional change kits to meet the expanding families of IC package types, further advancement of contactor technologies, and the addition of features and performance options for existing equipment.

We expense all research and development costs, including costs for software development, as incurred. In 2006, 2005 and 2004, our expenses relating to research and development were approximately $3.4 million, $2.2 million and $2.6 million, respectively. In 2006 our research and development expense totaled about 12% of our revenue. Over time, our objective is to invest approximately 12% to 15% of our net sales in research and development. However, the percentage may be higher in periods of reduced sales. We employed 20 engineering personnel as of December 31, 2006.

Intellectual Property

We attempt to protect the proprietary aspects of our products with patents, copyrights, trade secret law and internal nondisclosure safeguards. We currently hold several U.S. patents ranging in remaining terms from one to 10 years covering certain features of our handling systems and reliability test systems, the contactor elements incorporated in certain of our test handlers, and elements of our proprietary conductive thermal technology. The source code for the software contained in our products is considered proprietary, and we typically do not furnish source code to our customers. We have also entered into confidentiality agreements with our employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret.

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

Backlog

Our backlog was $2.0 million at the end of 2006 and $8.0 million at the end of 2005. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenue or earnings. We expect to ship in 2007 all of our backlog as of the end of 2006.

Employees

As of December 31, 2006, we had 74 employees, consisting of 31 in manufacturing, 20 in engineering and product development, 15 in sales, marketing and customer service, and 8 in general administration and finance. None of our employees is represented by a labor union or is subject to any collective bargaining agreement. We have never experienced a work stoppage, and we believe that our employee relations are satisfactory.

Financial Information About Geographic Areas

See Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about geographic areas.

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

Market Fluctuations in the Semiconductor Industry

Our business and results of operations depend upon capital expenditures by manufacturers of ICs. As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns, which often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. A downturn or slowdown in the semiconductor industry could substantially reduce our revenues and operating results and could harm our financial condition. Bookings trended down in the TAP segment of the semiconductor equipment industry in the last half of 2006. A continuation of this trend could have a material and adverse impact on our operations.

Successful Development and Introduction of New Products and Product Improvements

We operate in an industry that is highly competitive with respect to timely product innovations. The market for our products is characterized by rapid technological change and evolving industry standards. The development of more complex ICs has driven the need for new equipment and processes to produce such devices at an acceptable cost. We believe that our future success will depend in part upon our ability to anticipate and respond rapidly to changes in technologies, IC package types, market trends and industry standards. If we cannot successfully develop and introduce new and enhanced cost-effective products on a timely basis that are accepted in the marketplace, our business and operating results would likely suffer.

Reliance on Significant Customers

We rely on a limited number of customers for a substantial percentage of our net sales. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have a negative impact on our operating results.

Impact of Competitive Markets

The markets for our main product lines are highly competitive. Some of our competitors have substantially greater financial, manufacturing, marketing and product development resources than we have. For most of our customers, we are not the sole supplier of our type of equipment. In addition, it is common for customers to evaluate more than one supplier’s equipment for their emerging requirements. Accordingly, we are at significant risk to lose orders to competing suppliers, and even to being displaced as a supplier to potentially significant customers, which would likely have a negative impact on our operating results.

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

Reduction in the Sales Efforts by our Current Distributors

We market and sell our test handlers and reliability test products outside of the United States primarily through international distributors that are not under our direct control. We have limited internal sales personnel. A reduction in the sales efforts by our current distributors, or the termination of one or more of these relationships with us, could negatively affect our operating results.

Risks Inherent in our International Sales

We expect that international sales will continue to account for a significant portion of our net sales. As a result, our operations are subject to a number of risks inherent in conducting business internationally, which if any of them mature could negatively impact our operating results.

Supply of Significant Components for our Products

Certain significant components used in our products, including certain contactor components, printed circuit boards and refrigeration systems, are currently available only from sole or limited sources. We do not maintain long-term supply agreements with most of our suppliers, and we purchase most of our components through individual purchase orders. Our inability to obtain components in required quantities or of acceptable quality could result in delays or reductions in our product introductions or shipments, which could damage our relationships with our customers and cause our operating results to suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We conduct our corporate functions and manufacturing, product development, sales, marketing and field service activities in North St. Paul, Minnesota. We currently occupy approximately 45,000 square feet in North St. Paul under a lease that expires in February 2011. We consider our present facilities to be sufficient for our current operations.

In addition, as of December 31, 2006, we had the following lease obligations:

•
We vacated a 45,000 square foot facility in Poway, California in 2000. This lease expires in January 2010. This space is currently subleased to third parties. We remain liable under the lease on a contingent basis in the event a sublessee is in default.

•
We vacated a 28,000 square foot facility in Dallas, Texas upon the sale of our operations there on December 31, 2006. We assigned the lease of that facility, which expires in April 2008, to the buyer. We remain liable under the lease on a contingent basis in the event the assignee is in default.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any material pending legal, governmental, administrative or other proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal year 2006.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, their ages and the offices they held as of March 1, 2007 are as follows:

Name	Age	Position
Joseph C. Levesque	62	Chairman of the Board, President and Chief Executive Officer

Douglas L. Hemer	60	Chief Administrative Officer, Secretary and Director

Daniel M. Koch	53	Vice President — Worldwide Sales

John J. Pollock	47	Vice President — General Manager

Paul H. Askegaard	55	Treasurer

Timothy G. Foley	47	Vice President — Manufacturing

Dean K. Hedstrom	57	Vice President — Engineering

Mr. Levesque has served as our President, Chief Executive Officer and Chairman of our board since 1986. From 1973 to 1986, Mr. Levesque served in various capacities and most recently as Executive Vice President of Micro Component Technology, Inc., a manufacturer of IC testers and test handlers.

Mr. Hemer has served as one of our directors since 1986, and has served as our Secretary since May 2000 and as our Chief Administrative Officer since March 2001. He served as our Group Vice President from August 1998 to March 2001, as the President of our Poway, California operations from February 1997 to August 1998 and as our Chief Administrative Officer from May 1996 until February 1997. Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP for more than 15 years before joining Aetrium in May 1996. Mr. Hemer is also a director of Versa Companies, a privately held company.

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

Mr. Askegaard has served as our Treasurer since February 1992. From October 1986 to February 1992, Mr. Askegaard served as our Corporate Controller.

Mr. Foley has served as the Vice President - Manufacturing of our North St. Paul operations since December 2001. Prior to that, he served at our North St. Paul Operations as Vice President - Operations from August 1998 to December 2001, Vice President - Manufacturing from October 1996 to August 1998, and in various other positions since joining us in 1988.

Mr. Hedstrom has served as the Vice President - Engineering of our North St. Paul operations since September 2004. From 1993 to 1998 Mr. Hedstrom was a co-founder, director, and later President of CariTech, Inc., a manufacturer of carrier tape materials for the IC industry. Following the acquisition of CariTech by Illinois Tool Works in August 1998, he served as Engineering Manager - World Wide Operations for Illinois Tool Works until May 2001. Prior to founding CariTech and subsequent to his retirement from Illinois Tool Works, Mr. Hedstrom served as President and a Principal of Hedstrom Engineering Co., a consulting firm specializing in industrial automation and controls.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Global Market under the symbol “ATRM.” The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on The Nasdaq Global Market. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006	High	$6.20	$5.79	$5.69	$6.23
	Low	$4.05	$4.16	$3.70	$2.87
Fiscal 2005	High	$4.05	$3.19	$4.10	$5.15
	Low	$2.79	$2.02	$2.57	$2.44
Holders

As of March 16, 2007, there were 140 shareholders of record. We estimate that an additional 3,500 shareholders beneficially own stock held for their accounts at brokerage firms and financial institutions.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

We did not have any unregistered sales of equity securities during fiscal year 2006.

Issuer’s Purchases of Equity Securities

We did not make any purchases of our common stock during the fourth quarter of fiscal 2006.

Performance Graph

In accordance with the rules of the SEC, the following performance graph compares for the five-year period ending on December 31, 2006, the yearly cumulative total shareholder return on our common stock on the Nasdaq Global Market with the yearly cumulative total return over the same period with the Nasdaq Stock Market (U.S. Companies) Index and a Hemscott Group Index for semiconductor equipment and material. Hemscott, Inc. prepared the data points and the performance graph. The comparison assumes a $100 investment in our common stock, the Nasdaq Stock Market (U.S. Companies) Index and the Hemscott Group Index on December 31, 2001, with reinvestment of all dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG AETRIUM INCORPORATED,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

350
300
250
200
150
100
50
0
DOLLARS
2001
2002
2003
2004
2005
2006
AETRIUM INCORPORATED
HEMSCOTT GROUP INDEX
NASDAQ U.S.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Aetrium Incorporated	$100.00	$53.10	$218.62	$270.34	$311.72	$245.52
Hemscott Group Index	100.00	59.82	108.54	85.18	59.57	100.85
Nasdaq U.S. Market Index	100.00	69.97	106.36	115.98	120.15	134.80

The foregoing Stock Performance Graph will not be deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this annual report on Form 10-K, in whole or in part, the foregoing Stock Performance Graph will not be incorporated by reference into any such filings.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the Selected Financial Data presented below in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. On December 31, 2006, as discussed in Note 3 to our Consolidated Financial Statements, we sold our product lines and operations located in Dallas, Texas. Operating results related to those operations have been reclassified and presented as discontinued operations for all periods presented.

Five Year Summary
(in thousands, except per share data)

Year ended December 31,	2006		2005			2004		2003			2002
Statement of operations data:
Net sales from continuing operations		$28,184		$12,984			$22,759		$10,068			$8,400
Income (loss) from continuing operations		4,939		(244)			4,750		(391)			(1,327)

Income (loss) from continuing operations per common share: Basic Diluted	$ $	0.49 0.47	$ $	(0.03 (0.03	) )	$ $	0.50 0.47	$ $	(0.04 (0.04	) )	$ $	(0.14 (0.14	) )

Weighted average common shares outstanding: Basic Diluted		10,028 10,586		9,634 9,634			9,589 10,113		9,477 9,477			9,476 9,476

December 31,		2006		2005			2004		2003			2002
Balance sheet data:
Total assets		$18,867		$18,445			$20,835		$16,469			$18,081
Long-term debt, less current portion		57		98			132		—			—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 2006, as discussed in Note 3 to our Consolidated Financial Statements, we sold our product lines and operations located in Dallas, Texas. Operating results related to those operations have been reclassified and presented as discontinued operations for all periods presented and, unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

Overview:

Aetrium designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test integrated circuits, or ICs. Our primary emphasis is on the IC segment of semiconductor manufacturing. Our equipment is used primarily in what is referred to as the “back-end” or test, assembly and packaging (TAP) segment of the semiconductor equipment industry.

The semiconductor equipment industry is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of contraction and significant declines in revenue. General industry conditions and the demand for Aetrium’s products can fluctuate significantly from period to period as a result of numerous factors, including but not limited to changes in U.S. and worldwide economic conditions, supply and demand for ICs and discrete electronic devices, changes in semiconductor manufacturing capacity, advancements in industry technologies and competitive factors. For these and other reasons, our operating results for 2006, 2005 and 2004 may not be indicative of future operating results.

Following a deep and prolonged downturn during the three-year period ended December 31, 2003, semiconductor equipment industry business conditions improved significantly in early 2004 as many semiconductor manufacturers increased capital spending in response to increased demand for their products. Aetrium’s revenues increased dramatically and our revenues in the first half of 2004 were more than double our revenues for the first half of 2003. However, semiconductor industry conditions weakened again in the second half of 2004 and manufacturers responded by quickly reducing their levels of capital spending. As a result, Aetrium’s orders and revenues decreased sequentially in the third and fourth quarters of 2004. Overall, 2004 was a very strong year for Aetrium, with revenues of $22.8 million compared with $10.1 million in the previous year.

Semiconductor equipment industry conditions remained generally weak in the first half of 2005 and Aetrium’s revenues continued to decline in the first and second quarters. However, semiconductor industry conditions steadily improved in the second half of 2005 as many manufacturers experienced improving demand for semiconductors, decreasing inventory levels and improving capacity utilization rates, leading to improved business conditions for equipment suppliers as well. Worldwide bookings for the TAP segment of the semiconductor equipment industry improved substantially in the second half of 2005. Aetrium’s results followed this improving trend and our revenues increased sequentially by 29% and 71% in the third and fourth quarters of 2005, respectively. Our 2005 revenues were $13.0 million, down 43% from the previous year.

Industry conditions continued to be favorable in the first half of 2006. Aetrium’s order activity and revenues were strong during this period and our net sales increased to $6.9 million and $8.0 million in the first two quarters of 2006, respectively. Our revenues further increased to $8.2 million in the third quarter of 2006. Although our revenues increased sequentially in the third quarter of 2006, our new order activity decreased significantly from second quarter levels, which was consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry. Order activity remained weak in the fourth quarter of 2006, and our revenues decreased to $5.1 million, or 38%

below third quarter levels. Despite the slowdown late in the year, our 2006 revenues were $28.2 million, an increase of 117% over the prior year.

Business conditions continue to be relatively weak in early 2007, and it is uncertain whether the current business slowdown will be brief or of a longer duration. In addition, changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors may adversely impact Aetrium’s future operating results.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006 or 2005.

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

We determine the fair value of share-based awards on the grant date by using the Black-Scholes option valuation model. We also use the Black-Scholes model to determine the fair value of modifications to awards by determining and comparing the fair value of the modified award with the fair value of the award immediately before the modification. Option valuation models, including Black-Scholes, require the input of subjective assumptions, and changes in the assumptions used can materially affect the calculation of the fair value of an award. These assumptions include expected stock price volatility, risk-free interest rate, expected dividend yield, and the expected life of the award. We estimate future stock price volatility based primarily on historical daily stock price observations of our common stock. Risk-free interest rate is estimated based on U.S. Treasury bill rates consistent with the expected term of an award. We assume an expected dividend yield of zero based on our intention to retain any future earnings for use in our operations. Expected life of an award is estimated primarily based on vesting provisions, the contractual term of the award, and historical experience of previous awards with similar terms or, if appropriate in the circumstances, we use the simplified method for estimating the expected life of an award, as permitted by Staff Accounting Bulletin No. 107. SFAS 123R also requires that estimated forfeitures be considered in the calculation of future compensation expense at the date of grant. We use historical data, as adjusted if deemed appropriate, to estimate future option forfeiture rates for purposes of recognizing share-based compensation expense. Prior to our adoption of SFAS 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred

Revenue Recognition

Our policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. For arrangements containing multiple elements, the amounts allocated to delivered and undelivered elements are based on their fair value and revenue is recognized upon delivery of each element. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. Due to the high selling prices of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.

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

Warranty Obligations and Equipment Improvement Costs

We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty reserve requirements are determined based upon product performance, historical warranty experience and costs incurred in addressing product performance issues. Should product performance or cost factors differ from our estimates, adjustments to our warranty accrual may be required. On occasion, we may provide no-charge equipment improvements for customers at our discretion. Such costs are accrued when identified, quantified and approved by management.

Income Tax Accounting

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. These deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. We carry a valuation allowance to fully reserve these assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, an increase in shareholders' equity.

Results of Operations:

Selected statement of operations data from continuing operations as a percentage of our net sales for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	48.7	49.6	41.1
Gross profit	51.3	50.4	58.9
Operating expenses:
Selling, general and administrative	22.7	36.5	26.4
Research and development	11.9	17.1	11.3
Total operating expenses	34.6	53.6	37.7
Income (loss) from continuing operations	16.7%	(3.2)%	21.2%

Net Sales:

Our net sales by product line as a percentage of total sales for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Test handler products	67%	44%	57%
Reliability test equipment products	15	26	23
Change kits and spare parts	18	30	20
Total	100%	100%	100%

Net sales were $28.2 million in 2006 compared with $13.0 million in 2005, a 117% increase. Although industry conditions weakened late in 2006, our net sales for the year increased across all our product lines compared to 2005. Net sales of test handlers, representing 67% of total net sales, were $19.0 million in 2006, an increase of 229% compared to 2005. The significant increase in test handler sales was attributable to the improving business conditions in the semiconductor industry that began in the second half of 2005 and continued into 2006. Also, test handler sales in 2006 reflect the increased market acceptance of our relatively new Model 55V8 test handlers in the marketplace. Net sales of reliability test equipment, representing 15% of total net sales, were $4.3 million in 2006, an increase of 28% over 2005. Net sales of change kits and spare parts, representing 18% of total net sales, were $4.9 million in 2006, an increase of 27% over 2005.

Net sales were $13.0 million in 2005 compared with $22.8 million in 2004, a decrease of 43%. The decrease in sales was across all of our product lines and was attributable to the slowdown in the semiconductor industry that began in the second half of 2004 and continued into 2005. We experienced weak business conditions through the first half of 2005, but order activity increased in the third quarter and improved substantially in the fourth quarter. Net sales of test handlers, representing 44% of total net sales, were $5.8 million in 2005, a decrease of 56% compared to 2004. Net sales of reliability test equipment, representing 26% of total net sales, were $3.4 million in 2005, a decrease of 35% compared to 2004. Net sales of change kits and spare parts, representing 30% of total net sales, were $3.9 million in 2005, a decrease of 14% compared to 2004. Sales of test handlers were most affected by the industry slowdown as excess inventories at our customers and customer efforts to increase productivity of their existing manufacturing capacity both delayed production equipment acquisitions.

Gross Profit:

Gross profit was 51.3% of net sales in 2006 compared with 50.4% of net sales in 2005 and 58.9% of net sales in 2004. Gross margins increased in 2006 primarily due to efficiencies associated with significantly higher production and revenue levels compared with the prior year, partially offset by a change in product mix and relatively high initial costs related to our Model 55V8 test handlers. Sales of test handlers, which typically generate lower margins than our reliability test equipment product line and change kits and spare parts, represented 67% of total net sales in 2006 compared with 44% in 2005. Gross margins decreased in 2005 compared with 2004 due to inefficiencies associated with reduced production and revenue levels, a higher mix of discounted distributor sales compared with the prior year, and relatively high material and distribution costs of early, limited volume production runs of our Model 55V8 test handlers.

Selling, General and Administrative Expenses:

Selling, general and administrative, or SG&A, expenses were $6.4 million in 2006 compared with $4.7 million in 2005 and $6.0 million in 2004. Commission and warranty/equipment improvement expenses increased $0.2 million and $0.7 million, respectively, in 2006 compared with 2005 due primarily to higher net sales volume and increased product improvement costs related primarily to our Model 55V8 gravity feed test handler. Incentive compensation expense increased $0.4 million in 2006 compared with 2005 due to higher order levels and profit levels achieved in 2006. We also recorded charges of $0.2 million in 2006 related to a facility we vacated in 2000. In addition, we recorded $0.1 million in share-based compensation expense as a result of our adoption of SFAS No. 123R.  SG&A expenses decreased by $1.3 million in 2005 compared with 2004. Commission expense decreased $0.9 million due primarily to the significantly reduced net sales volume. Incentive compensation expense decreased $0.4 million due primarily to the operating losses incurred in 2005.

Research and Development Expenses:

Research and development expenses were $3.4 million in 2006 compared with $2.2 million in 2005 and $2.6 million in 2004.  The increase in 2006 primarily reflects increased wages, materials and contract service costs, with much of the increase attributed to design improvements of our Model 55V8 gravity feed test handlers and development costs associated with our new Model 55V16 gravity feed test handlers. The number of research and development personnel increased from 14 at December 31, 2005 to 20 at December 31, 2006. Research and development expenses decreased by $0.3 million in 2005 compared with 2004, primarily due to a reduction in materials and third-party contractor service costs. As a percentage of net sales, research and development expenses were 11.9%, 17.1% and 11.3% in 2006, 2005 and 2004, respectively. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range during periods of reduced revenues, as was the case in 2005.

Interest Income, Net:

Interest income, net, amounted to $244,000, $140,000 and $61,000 in 2006, 2005 and 2004, respectively. These amounts consisted primarily of interest income from the investment of excess funds. Interest income increased in 2006 primarily due to our higher average cash balances and generally higher interest rates. Interest income increased in 2005 compared with 2004 primarily due to higher interest rates.

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

Income Tax Expense (Benefit):

We recorded income tax expense of $5,000 in 2006 for minimum state taxes. We recorded an income tax benefit of $30,000 in 2005 related primarily to a refund received on prior year taxes. In 2004, we recorded income tax expense of $52,000 on income from continuing operations of $4.8 million, consisting primarily of the federal alternative minimum tax and certain state minimum fees.  Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We continue to monitor the realizability of the benefits related to our net deferred tax assets.  To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Discontinued Operations:

On December 31, 2006, as discussed in Note 3 to our Consolidated Financial Statements, we sold our product lines and operations located in Dallas, Texas. We recorded a loss of $4.0 million on the sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”

the results related to those operations have been reclassified and presented as discontinued operations for all periods reported. Condensed results of discontinued operations are summarized below (in thousands):

Year ended December 31,	2006	2005	2004
Net sales	$3,260	$3,423	$5,030
Cost of goods sold	2,063	1,874	2,653
Gross profit	1,197	1,549	2,377
Operating expenses	2,682	3,227	3,724
Loss from discontinued operations	$(1,485)	$(1,678)	$(1,347)

Financial Condition, Liquidity and Capital Resources:

Cash and cash equivalents increased by $4.3 million in 2006. We generated $3.2 million from operating activities during the year. The major components of cash flows generated by operating activities were $3.5 million income before a non-cash loss on the sale of discontinued operations, $0.5 million in non-cash depreciation, amortization and share-based compensation expense, a $1.9 million decrease in accounts receivable and a $0.2 million increase in other accrued liabilities, partially offset by a $1.9 million increase in inventories and a $1.1 million decrease in accounts payable. Accounts receivable decreased due to the favorable timing of cash collections just prior to December 31, 2006 and lower shipment levels in the fourth quarter of 2006 compared with 2005. The increase in other accrued liabilities included a $0.2 million increase in accrued warranty and no-charge equipment improvement costs. Although inventory purchases and levels decreased in the fourth quarter of 2006 as business slowed, inventory levels increased from the prior year due to purchases to support new product introductions and our decision to carry higher inventories of some models to meet customer delivery requirements. Accounts payable decreased primarily due to a reduction in inventory purchases in the fourth quarter of 2006 compared with the fourth quarter of 2005. Net cash used in investing activities in 2006 amounted to $0.1 million for capital expenditures. During 2006, we received $1.2 million in proceeds from employee stock option exercises.

Cash and cash equivalents decreased by approximately $3.1 million in 2005. We used $3.1 million to fund operating activities during the year. The major components of cash flows used in operating activities were a net loss of $1.9 million, a $1.2 million increase in accounts receivable, a $0.4 million increase in inventories, and a $0.6 million decrease in other accrued liabilities, partially offset by $0.8 million in non-cash depreciation and amortization expense. Accounts receivable increased primarily because the timing of fourth quarter shipments in 2005 was more concentrated in the latter part of the quarter as compared to 2004. Inventories increased primarily due to an increase in purchases in response to significantly increased order activity in the fourth quarter of 2005. The decrease in other accrued liabilities reflects primarily a reduction in the balance of outstanding customer advance payments since December 31, 2004. Net cash used in investing activities in 2005 amounted to $0.1 million for capital expenditures. During 2005, we received $0.1 million in proceeds from employee stock option exercises.

Cash and cash equivalents increased by approximately $3.2 million in 2004. We generated $2.9 million of cash from operating activities during the year. The major components of cash flows generated from operating activities were net income of $3.4 million, $1.1 million in non-cash depreciation and amortization expense, and an increase of $0.5 million in deferred revenue and customer deposits. These sources of cash were partially offset by increases in accounts receivable of $0.4 million and inventories of $1.9 million. Deferred revenue increased due to the receipt of $0.3 million in progress payments related to shipped equipment that had not met revenue recognition criteria at December 31, 2004 and customer deposits increased due to the receipt of a $0.1 million deposit with a special equipment order from a new customer. Inventories increased in 2004 due to increased production levels resulting from higher business volumes. Accounts receivable increased because revenues in the fourth quarter of 2004 were substantially higher than in the fourth quarter of 2003. Net cash used in investing activities in 2004 amounted to $0.2 million for capital expenditures. During 2004, we received approximately $0.4 million in cash from the exercise of employee stock options and $0.2 million in long-term bank financing related to certain data processing equipment purchases.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $8.4 million at December 31, 2006 will be sufficient to meet capital expenditure and working capital needs at least through 2007. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories. The credit agreement expires in October 2007. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. In addition, a prolonged continuation of the current industry slowdown or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Our significant contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our cash flows in future periods are summarized below (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2007	2008	2009	2010	2011
Non-cancellable operating leases	$2,797	$782	$800	$818	$347	$50
Bank loan payments (assuming an interest rate of 7.5%)	107	48	48	11	—	—
Purchase order commitments	392	392	—	—	—	—
Total	$3,296	$1,222	$848	$829	$347	$50

The lease obligations above have not been reduced by minimum sublease rentals of $1.7 million due in the future under noncancellable subleases related to a facility in Poway, California. Also, the lease obligations above do not include payments due under a lease related to a facility in Dallas, Texas which is assigned to WEB Technology, Inc. (WEB). The remaining minimum payments under the lease, for which we are contingently liable if WEB defaults, amounted to $0.2 million at December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007. We do not expect the implementation of SFAS 157 to have a material impact on our financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a threshold for recognizing the benefits of tax return positions and providing guidance on the measurement and classification of income tax uncertainties in financial statements. FIN 48 also increases disclosure requirements associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we will adopt this pronouncement in fiscal year 2007. We do not expect the implementation of FIN 48 to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of December 31, 2006, consisted primarily of money market funds and bank certificates of deposit with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is included in our Consolidated Financial Statements and the reports of our independent registered public accounting firms, which are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15(a)(1) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective. There was no change in our internal controls that occurred during the fourth fiscal quarter in the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors of the Registrant

The information under the captions “Election of Directors — Information About Nominees,” “Election of Directors — Other Information About Nominees” and “Election of Directors—Additional Information About the Board and Its Committees” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Executive Officers of the Registrant

The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Identification of Audit Committee; Audit Committee Financial Expert

The information under the caption “Audit Committee Report - Membership and Role of the Audit Committee” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

The information under the caption “Code of Ethics” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Benefits,” “Executive Compensation and Other Benefits—Compensation Committee—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation and Other Benefits—Compensation Committee—Compensation Committee Report” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the captions “Election of Directors—Additional Information About the Board and Its Committees” and “Certain Relationships and Related Transactions” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services and the audit committee’s pre-approval polices and procedures under the captions “Independent Registered Public Accounting Firms—Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firms—Pre-approval Policies and Procedures” in our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.  Financial Statements of Registrant.

The following Consolidated Financial Statements of Aetrium Incorporated and the Independent Registered Public Accounting Firms’ Reports thereon are included herein:

Description	Page(s)
Reports of Independent Registered Public Accounting Firms	F-1 - F-2
Consolidated Financial Statements:
Consolidated Statements of Operations	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Changes in Shareholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-24

(a) 2. Financial Statement Schedule of Registrant.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3. Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

If you were one of our shareholders on March 30, 2007 and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109, Attn.: Shareholder Relations.

The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b):

1.	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

3.	1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

4.	Salary Savings Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2) (File No. 33-64962C).

5.	Employment Agreement dated April 1, 1986 between Joseph C. Levesque and us (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2) (File No. 33-64962C).

6.	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002) (File No. 0-22166).

7.	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

8.	Sales Incentive Program (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

9.	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007) (File No. 0-22166).

FINANCIAL STATEMENTS OF REGISTRANT

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aetrium Incorporated

We have audited the accompanying consolidated balance sheet of Aetrium Incorporated (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These finan-cial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetrium Incorporated as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 8, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Aetrium Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Aetrium Incorporated and its subsidiaries (“the Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 24, 2006, except for the effect of reporting
the discontinued operations described in Note 3,
as to which the date is March 21, 2007

AETRIUM INCORPORATED
Consolidated Statements of Operations

Year Ended December 31,	2006	2005	2004
Net sales	$28,183,661	$12,983,933	$22,758,930
Cost of goods sold	13,713,846	6,441,934	9,346,555
Gross profit	14,469,815	6,541,999	13,412,375
Operating expenses:
Selling, general and administrative	6,405,651	4,733,079	6,032,912
Research and development	3,364,295	2,223,347	2,564,204
Total operating expenses	9,769,946	6,956,426	8,597,116
Income (loss) from operations	4,699,869	(414,427)	4,815,259
Interest income, net	244,295	140,497	61,396
Other (expense), net	—	—	(74,196)
Income (loss) from continuing operations before income taxes	4,944,164	(273,930)	4,802,459
Income tax expense (benefit)	5,000	(30,000)	52,000
Income (loss) from continuing operations	4,939,164	(243,930)	4,750,459
Discontinued operations (see Note 3):
Loss from discontinued operations	(1,485,416)	(1,677,739)	(1,347,042)
Loss on sale of discontinued operations	(4,004,798)	—	—
Net income (loss)	$(551,050)	$(1,921,669)	$3,403,417

Basic income (loss) per share:
Continuing operations	$0.49	$(0.03)	$0.50
Discontinued operations	(0.55)	(0.17)	(0.14)
Net income (loss)	$(0.05)	$(0.20)	$0.35

Diluted income (loss) per share:
Continuing operations	$0.47	$(0.03)	$0.47
Discontinued operations	(0.52)	(0.17)	(0.13)
Net income (loss)	$(0.05)	$(0.20)	$0.34

Weighted average common shares outstanding:
Basic	10,028,000	9,634,000	9,589,000
Diluted	10,586,000	9,634,000	10,113,000

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Balance Sheets

December 31,	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,394,440	$4,133,531
Accounts receivable, net of allowance for doubtful accounts of $46,000 in 2006 and 2005	2,164,376	4,383,355
Inventories	7,363,089	5,620,847
Other current assets	336,229	80,126
Current assets - discontinued operations	—	3,529,881
Total current assets	18,258,134	17,747,740

Property and equipment:
Furniture and fixtures	535,928	535,928
Equipment	1,268,101	1,329,334
Less accumulated depreciation and amortization	(1,610,316)	(1,641,145)
Property and equipment, net	193,713	224,117
Property and equipment, net - discontinued operations	—	52,328

Other assets	415,340	92,292
Identifiable intangible assets, net - discontinued operations	—	328,750
Total assets	$18,867,187	$18,445,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,561	$34,738
Trade accounts payable	490,264	1,463,479
Accrued compensation	378,747	306,304
Other accrued liabilities	1,445,996	592,262
Current liabilities - discontinued operations	—	377,113
Total current liabilities	2,356,568	2,773,896

Long-term debt, less current portion	56,572	98,419

Commitments and contingencies (See Note 12)
Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized 10,266,252 and 9,649,425 shares issued and outstanding, respectively	10,266	9,649
Additional paid-in capital	62,103,952	60,672,384
Accumulated deficit	(45,660,171)	(45,109,121)
Total shareholders’ equity	16,454,047	15,572,912
Total liabilities and shareholders’ equity	$18,867,187	$18,445,227

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2003	9,477,910	$9,478	$60,251,952	$(46,590,869)	$13,670,561
Exercise of stock options	149,526	149	365,907	—	366,056
Net income	—	—	—	3,403,417	3,403,417
Balance, December 31, 2004	9,627,436	9,627	60,617,859	(43,187,452)	17,440,034
Exercise of stock options	21,989	22	54,525	—	54,547
Net loss	—	—	—	(1,921,669)	(1,921,669)
Balance, December 31, 2005	9,649,425	9,649	60,672,384	(45,109,121)	15,572,912
Exercise of stock options	616,827	617	1,241,839	—	1,242,456
Share-based compensation expense	—	—	189,729	—	189,729
Net loss	—	—	—	(551,050)	(551,050)
Balance, December 31, 2006	10,266,252	$10,266	$62,103,952	$(45,660,171)	$16,454,047

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(551,050)	$(1,921,669)	$3,403,417
Loss on sale of discontinued operations	4,004,798	—	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	353,445	765,714	1,098,371
Share-based compensation expense	159,946	—	—
Provision for bad debts	—	—	60,000
Provision for excess and obsolete inventories	90,000	90,000	120,000
Loss on disposal of equipment	—	2,731	—
Gain on claim settlement	—	—	(127,444)
Loss on sale of marketable securities	—	—	201,640
Changes in assets and liabilities:
Accounts receivable	1,943,950	(1,203,855)	(383,320)
Inventories	(1,912,938)	(388,291)	(1,925,200)
Other current assets	(67,948)	95,098	33,958
Other assets	—	—	(50,663)
Trade accounts payable	(1,121,538)	79,725	31,435
Accrued compensation	62,764	59,095	41,985
Other accrued liabilities	200,169	(628,781)	357,170
Net cash provided by (used in) operating activities	3,161,598	(3,050,233)	2,861,349
Cash flows from investing activities:
Purchase of property and equipment	(108,121)	(106,181)	(244,063)
Sale of marketable securities	—	—	31,460
Net cash used in investing activities	(108,121)	(106,181)	(212,603)
Cash flows from financing activities:
Proceeds from sale of common stock	1,242,456	54,547	366,056
Proceeds from long-term debt	—	—	190,000
Payments on long-term debt	(35,024)	(32,476)	(24,367)
Net cash provided by financing activities	1,207,432	22,071	531,689
Increase (decrease) in cash and cash equivalents	4,260,909	(3,134,343)	3,180,435
Cash and cash equivalents at beginning of year	4,133,531	7,267,874	4,087,439
Cash and cash equivalents at end of year	$8,394,440	$4,133,531	$7,267,874

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

Discontinued Operations: On December 31, 2006, as described in Note 3, we sold our product lines and operations located in Dallas, Texas. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets and liabilities included in our consolidated balance sheet and the results of operations included in our consolidated statements of operations related to those operations have been reclassified and presented as discontinued operations for all periods reported.

Cash Equivalents: Cash equivalents include highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents included certificates of deposit of $2.0 million and $2.8 million at December 31, 2006 and 2005, respectively.

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

Property and Equipment: Furniture, fixtures and equipment are recorded at cost and are depreciated using the double declining balance method over estimated useful lives ranging from three to seven years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts. Depreciation expense was approximately $0.2 million for each of the years ended December 31, 2006, 2005 and 2004. Maintenance and repairs are charged to expense as incurred.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

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

Revenue Recognition: Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades. In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement. In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. For arrangements containing multiple elements, the amounts allocated to delivered and undelivered elements are based on their fair value and revenue is recognized upon delivery of each element. In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included as a component of “other accrued liabilities” in our consolidated balance sheet. See also Notes 9 and 10.

Warranty and Equipment Improvement Costs: Our products are sold with warranty periods that vary by item and range up to two years. Estimated warranty costs are accrued in the period that the related revenue is recognized. On occasion, we may provide no-charge equipment improvements for customers at our discretion. Such costs are accrued when identified, quantified and approved by management. The following table summarizes product warranty and no-charge improvement expense accruals and settlements for the three years ended December 31, 2006 (in thousands):

	Balance at beginning of year	Accruals for warranties and no-charge improvements	Settlements made	Balance at end of year
2004	$152	$183	$(205)	$130
2005	130	205	(202)	133
2006	133	948	(715)	366

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

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

Income (Loss) Per Common Share: Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock options using the treasury stock method. For periods which include a loss from continuing operations, the computation of diluted income (loss) per share excludes the impact of stock options because they would be antidilutive and diluted income (loss) per share is therefore the same as basic loss per share. A reconciliation of the number of shares used in the computations of basic and diluted income (loss) per share follows (in thousands):

Year ended Dec. 31,	2006	2005	2004
Weighted average common shares outstanding	10,028	9,634	9,589
Potentially dilutive stock options	558	—	524
Weighted average common shares outstanding, assuming dilution	10,586	9,634	10,113

For the years ended December 31, 2006 and 2004, respectively, options to purchase 112,932 and 260,938 common shares are excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock and they would therefore be antidilutive to income per share. For the year ended December 31, 2005, all stock options are excluded from the loss per share computations because they would be antidilutive. As of December 31, 2005, there were 1,737,827 outstanding stock options that could have potentially impacted diluted income per share.

Share-Based Employee Compensation: On January 1, 2006, Aetrium adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method. In accordance with SFAS 123R, we began recognizing compensation expense in 2006 for all share-based awards granted or modified in 2006 plus the unvested portion of awards granted prior to 2006. We implemented SFAS 123R using the modified prospective transition method. Under this

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

transition method, our financial statements and related information pertaining to periods prior to our adoption of SFAS 123R have not been restated to reflect the impact of SFAS 123R. Prior to adopting SFAS 123R, we applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” See Notes 4 and 14 for additional information regarding share-based compensation and our stock incentive plans.

NOTE 3: DISCONTINUED OPERATIONS

On December 31, 2006, we completed the sale of the product lines being manufactured at our Dallas, Texas facility, pursuant to an Asset Purchase Agreement dated December 28, 2006. The primary products included in the sale were our burn-in board loaders and turret-based test handlers. The decision to sell these product lines resulted from our determination that the future potential for these products had diminished and they were no longer a strategic fit for us in the long term.

The product lines and Dallas operations were sold to WEB Technology, Inc. (WEB), a privately held company owned in part by certain former employees of our Dallas operations, including the general manager of the Dallas operations (see Note 13). The primary terms of the sale included the following:

• Aetrium transferred receivables, inventories, equipment, intellectual property, and other assets associated with the divested product lines to WEB.
• Aetrium agreed to reimburse WEB for wages and related costs through March 31, 2007 for 20 employees who transferred to WEB concurrently with the sale, excluding the general manager.
• WEB assumed responsibility for all liabilities and obligations related to the installed base of the divested product lines, including all product warranty obligations, and agreed to provide ongoing customer support, including field service, spare parts and change kits.
• WEB assumed certain accounts payable and accrued liabilities associated with the Dallas operations.
• WEB assumed all liabilities and obligations under the lease for the Dallas facility, which ends on April 30, 2008.
• WEB agreed to pay Aetrium $522,000 plus 5% interest in quarterly installments over two years.

Also in connection with the sale, in addition to the 20 employees who transferred to WEB for whom we agreed to reimburse WEB for wages, we terminated 8 other employees, including the general manager of the Dallas operation. These 8 employees were terminated on or before December 31, 2006 and severance costs amounted to approximately $285,000.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

We recorded a loss of $4.0 million on the sale of the product lines computed as follows (in thousands):

Carrying value of net assets transferred to WEB:
- Receivables	$634
- Inventories	3,252
- Equipment	39
- Intangible assets	138
- Accounts payable and accrued liabilities	(211)
3,852
Additional liabilities assumed by Aetrium:
- Severance costs for terminated employees	285
- Reimbursement of wages and related costs	360
- Transaction costs	30
675

Net assets sold and additional liabilities assumed	4,527

Note receivable from WEB	522

Loss on sale of discontinued operations	$(4,005)

The current portion of the note receivable from WEB ($188,000) is included in the caption “Other current assets” and the long-term portion ($334,000) is included in the caption “Other assets” in our consolidated balance sheet at December 31, 2006.

Operating results related to the divested operations have been reclassified and presented in our consolidated statements of operations as discontinued operations for all periods reported. Condensed results of discontinued operations are summarized below (in thousands):

Year ended December 31,	2006	2005	2004
Net sales	$3,260	$3,423	$5,030
Cost of goods sold	2,063	1,874	2,653
Gross profit	1,197	1,549	2,377
Operating expenses	2,682	3,227	3,724
Loss from discontinued operations	$(1,485)	$(1,678)	$(1,347)

No income tax benefit was allocated to the loss from discontinued operations for any of the years presented because continuing operations either had reported a loss or had existing net operating loss carryforwards available to offset the pretax income.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Assets and liabilities related to the divested operations have been reclassified and presented as discontinued operations in our consolidated balance sheet at December 31, 2005 as follows (in thousands):

Accounts receivable	$359
Inventories	3,171
Current assets - discontinued operations	$3,530

Property and equipment	$648
Less accumulated depreciation	(596)
Property and equipment, net - discontinued operations	$52

Developed technology	$2,400
Core technology	2,600
Customer list	1,100
Less accumulated amortization	(5,771)
Identifiable intangible assets, net - discontinued operations	$329

Accounts payable	$187
Accrued compensation	107
Accrued warranty	31
Other accrued liabilities	52
Current liabilities - discontinued operations	$377

NOTE 4: SHARE-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS 123R, which requires the measurement and recognition of all share-based compensation under the fair value method. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model. We also use the Black-Scholes model to determine the fair value of modifications to awards by determining and comparing the fair value of the modified award with the fair value of the award immediately before the modification. Option valuation models, including Black-Scholes, require the input of subjective assumptions, and changes in the assumptions used can materially affect the determination of the fair value of an award. These assumptions include expected stock price volatility, risk-free interest rate, expected dividend yield, and the expected life of the award. We estimate future stock price volatility based primarily on historical daily stock price observations of our common stock. Risk-free interest rate is estimated based on U.S. Treasury bill rates consistent with the expected term of an award. We assume an expected dividend yield of zero based on our intention to retain any future earnings for use in our operations. Expected life of an award is estimated primarily based on vesting provisions, the contractual term of the award, and historical experience of previous awards with similar terms or, if appropriate in the circumstances, we use the simplified method for estimating the expected life of an award, as permitted by Staff Accounting Bulletin No. 107. SFAS 123R also requires that estimated forfeitures be considered in the calculation of future compensation expense at the date of grant. We use historical data, as adjusted if deemed appropriate, to estimate future option forfeiture rates for purposes of recognizing share-based compensation expense.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Using the Black-Scholes option valuation model, the weighted-average fair value of options granted in 2006, 2005, and 2004 was determined to be $2.03, $1.63, and $2.46, respectively. Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted were as follows:

	2006	2005	2004
Expected dividend level	0%	0%	0%
Expected stock price volatility	59%	70%	70%
Risk-free interest rate	5.0%	4.1%	2.9%
Expected life of options (years)	3.5	3.5	3.5

In November 2006, we modified the terms of 173,000 stock options originally granted in June 2006 to 46 employees, excluding officers and directors, to reduce the exercise price from $4.33 per share to $3.00 per share (the then fair market value of a share of our common stock). At the same time, we also modified the terms for 50,000 stock options originally granted to an officer in 2004 to reduce the exercise price from $4.81 per share to $3.00 per share. The total incremental compensation cost resulting from these option modifications amounted to approximately $100,000. In December 2006, in connection with the sale of our product lines in Dallas, Texas and as part of the severance package provided to the general manager of the Dallas operations, we modified the terms of options previously granted to the general manager. The options were modified to extend the expiration dates for varying periods up to nine months. The incremental compensation cost resulting from these modifications amounted to approximately $30,000 and is included in the severance costs of $285,000 related to the divestiture as discussed in Note 3.

We recorded no share-based compensation expense in fiscal years 2005 and 2004. Share-based compensation expense included in our consolidated statement of operations (including the effects of the modifications) for the year ended December 31, 2006 was as follows (in thousands):

Cost of goods sold	$18
Selling, general and administrative	97
Research and development	18
Loss from discontinued operations	27
Loss on sale of discontinued operations	30
Total share-based compensation expense	$190

As of December 31, 2006, we had approximately $734,000 of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average 3.5 years.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of operations, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information presented in the following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Based Compensation - Transition and Disclosure,” to share-based employee compensation in 2005 and 2004:

Year ended December 31,	2005	2004
Net income (loss), as reported	$(1,922)	$3,403
Deduct: Total share-based employee compensation expense determined under fair value based method for all grants	(1,501)	(436)
Pro forma net income (loss)	$(3,423)	$2,967

Net income (loss) per share:
Basic - as reported	$(0.20)	$0.35
Basic - pro forma	$(0.36)	$0.31
Diluted - as reported	$(0.20)	$0.34
Diluted - pro forma	$(0.36)	$0.30

Pro forma diluted weighted average common shares outstanding	9,634	10,040

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

Approximately $753,000 of the pro forma stock-based employee compensation expense in fiscal 2005 above resulted from the acceleration of the vesting of such stock options and approximately $526,000 related to stock options granted in 2005 which were immediately exercisable. At that time, our board of directors and its Compensation Committee determined that the acceleration of the vesting of the stock options was in the best interests of the Company to enhance the incentive of the affected options and to provide us with greater flexibility for future grants of share-based incentives as SFAS 123R became effective. The acceleration of vesting enabled us to avoid recognizing compensation expense associated with these options in periods following the adoption of SFAS 123R in January 2006.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 becomes effective for fiscal years beginning after November 15, 2007. We do not expect the implementation of SFAS 157 to have a material impact on our financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a threshold for recognizing the benefits of tax return positions and providing guidance on the measurement and classification of income tax uncertainties in financial statements.  FIN 48 also increases disclosure requirements associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, we will adopt this pronouncement in fiscal year 2007. We do not expect the implementation of FIN 48 to have a material impact on our financial position or results of operations.

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

NOTE 7: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments (refunds) for interest and income taxes were as follows (in thousands):

Year ended Dec. 31,	2006	2005	2004
Interest paid	$9	$11	$10
Income taxes paid (refunded), net	$25	$(48)	$66

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 8: IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are comprised of the following (in thousands):

December 31,	2006			2005
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Continuing operations:
Developed technology	$200	$(200)	$—	$200	$(200)	$0
Core technology	567	(567)	—	567	(567)	—
Other	95	(92)	3	95	(81)	14
Total - continuing operations	862	(859)	3	862	(848)	14
Discontinued operations:
Developed technology	—	—	—	2,400	(2,400)	—
Core technology	—	—	—	2,600	(2,519)	81
Customer list	—	—	—	1,100	(852)	248
Other	—	—	—	4	(4)	—
Total - discontinued operations	—	—	—	6,104	(5,775)	329
Total	$862	$(859)	$3	$6,966	$(6,623)	$343

The net carrying value of identifiable intangible assets related to continuing operations is included in the caption “Other assets” in our consolidated balance sheet at December 31, 2006 and 2005. As discussed in Note 3, intangible assets with a net book value of $137,500 were sold on December 31, 2006 in connection with the divestiture of our Dallas, Texas operations.

Amortization expense related to identifiable intangible assets included in our statements of operations was as follows (in thousands):

Year ended Dec. 31,	2006	2005	2004
Continuing operations	$11	$15	$93
Discontinued operations	$191	$521	$778

NOTE 9: INVENTORIES

A summary of the composition of inventories is as follows (in thousands):

December 31,	2006	2005
Purchased parts and completed subassemblies	$3,044	$2,277
Work-in-process	1,847	1,923
Finished goods, including saleable demonstration equipment	2,372	1,023
Equipment shipped, subject to revenue deferral	100	398
Total inventories	$7,363	$5,621

We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required. As of December 31, 2006, our provision for excess and obsolete inventory was $1.7 million.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 10: OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2006	2005
Accrued commissions	$6	$145
Accrued warranty	366	133
Customer deposits and deferred revenue	199	67
Accrued severance and other related costs	645	—
Other	230	247
Total other accrued liabilities	$1,446	$592

As discussed in Note 3, the accrued severance and other related costs of $645,000 at December 31, 2006 are related to the sale of our Dallas, Texas operations. We estimate that these costs will be paid approximately as follows: $460,000 by March 31, 2007; $60,000 by June 30, 2007; $20,000 per quarter thereafter.

NOTE 11: CREDIT AGREEMENT AND LONG-TERM DEBT

In October 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories and bears interest at the prime rate plus 0.25%. The agreement is collateralized by substantially all Company assets and provides that Aetrium maintain certain financial covenants. The initial credit agreement provided for a term of one year and in October 2006 it was extended for an additional year with the same terms and conditions. As of December 31, 2006, there were no borrowings under the line of credit agreement and Aetrium was in compliance with all covenants under the agreement.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,966 through March 2009. The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5% (the prime interest rate was 8.25% at December 31, 2006). The loan balance at December 31, 2006 was $98,132. Future maturities of long-term debt as of December 31, 2006 are as follows (in thousands):

2007	$42
2008	45
2009	11
Total	$98

NOTE 12: LEASE OBLIGATIONS

We lease our facility in North St. Paul, Minnesota from a limited liability company controlled by a shareholder of Aetrium. The shareholder is neither a director nor officer of Aetrium, and, to our knowledge, does not own more than five percent of our common stock. The lease agreement provides for monthly base rents which were $23,333 as of December 31, 2006 and increase 2% annually through the end of the lease term. The agreement expires on February 28, 2011, at which time we have an option to extend the lease for an additional five-year term.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Aetrium is subject to a lease for a facility located in Dallas, Texas under an agreement that expires in April 2008. As discussed in Note 3, in connection with the divestiture of our Dallas operations, this lease was assigned to WEB Technology, Inc. (WEB) on December 31, 2006. We remain contingently liable under the lease if WEB were to default.

In 2000, we vacated a leased facility in Poway, California. The lease expires in January 2010. The lease was assigned to an unrelated company in 2000 and Aetrium continued to be contingently liable under the lease if the assignee were to default. In January 2004, we were notified by the lease assignee that it would be discontinuing operations. We negotiated a termination of the lease assignment for a lump sum payment and the lease was re-assigned to Aetrium. As of February, 2007, this facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term.

As indicated above, the vacated facilities in Dallas, Texas and Poway, California are occupied by tenants who are under contract through the remainder of our lease terms. We believe the lease assignment and sublease income, including scheduled sublease rent increases, will cover our remaining lease obligations. However, if WEB were to default on the Dallas lease and/or if one or more of the Poway subtenants were to default on their sublease agreements we may have to record charges related to our future obligations under these leases.

As of December 31, 2006, future minimum annual lease payments under operating leases were as follows (in thousands):

2007	$782
2008	800
2009	818
2010	347
2011	50
Total minimum lease payments	$2,797

The above minimum lease payments have not been reduced by minimum sublease rentals of $1.7 million for the Poway, California facility due in the future under noncancellable subleases which expire in January 2010. Also, the above minimum lease payments do not include the Dallas, Texas facility lease that is assigned to WEB Technology, Inc. for which the remaining minimum payments amounted to $0.2 million at December 31, 2006.

Rent expense from continuing operations, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended Dec. 31,	2006	2005	2004
Leased from shareholder	$316	$438	$438
Leased from others	487	437	606
Sublease/assigned lease income	(416)	(585)	(745)
Total net rent expense	$387	$290	$299

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 13: RELATED PARTY TRANSACTIONS

On December 31, 2006, as discussed in Note 3, we completed the sale of the product lines being manufactured at our Dallas, Texas facility to WEB Technology, Inc. (WEB). WEB is a privately held company owned in part by certain former Aetrium employees of the Dallas operation, including the general manager. The divested product lines were some of our lowest revenue and less strategic product lines, included our burn-in board loaders and turret-based test handlers, and had been unprofitable for several quarters. The sale transaction was reviewed and approved by our board of directors, including all the members of our Audit Committee.

During fiscal years 2004 through 2006, we purchased machined parts from two suppliers in which the general manager of our discontinued Dallas, Texas operations has a minority ownership interest. Purchases from these suppliers included terms which we believe were no less favorable than would have been obtained from other suppliers and amounted to a total of $180,000, $163,000, and $210,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 14: STOCK OPTION PLANS

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

The following table summarizes activity under our stock incentive plans for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2006	1,737,827	$2.60
Granted	445,000	4.33
Exercised	(631,958)	2.06
Forfeited	(63,917)	3.64
Outstanding, December 31, 2006	1,486,952	$3.09

Options at December 31, 2006:
Exercisable and expected to become exercisable	1,457,213	$3.09	2.8 years	$933

Exercisable	1,112,074	$2.87	2.2 years	$857

As discussed in Note 4, the terms of 173,000 stock options granted in June 2006 were subsequently modified to reduce the exercise price from $4.33 per share to $3.00 per share. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on December 31, 2006 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $1.4 million. The total fair value of options vested during the year ended December 31, 2006 was approximately $190,000.

The following table summarizes information related to stock options outstanding at December 31, 2006, all of which are nonqualified options and expire five years after the grant date and of which 322,460 options were fully exercisable when granted, 30,000 options became exercisable over 32 months from date of grant, 576,642 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in the second quarter of 2005 to become fully exercisable to the extent not then exercisable, and 557,850 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.87 to 1.03	25,000	0.9 years	$0.95	24,583	$0.95
2.05 to 3.13	1,170,577	2.5 years	2.80	1,003,491	2.77
4.33 to 4.81	291,375	4.1 years	4.41	84,000	4.62
$ 0.87 to 4.81	1,486,952	2.8 years	$3.09	1,112,074	$2.87

NOTE 15: EMPLOYEE SAVINGS 401(k) PLAN

Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age. Our contributions to the savings plan are at the discretion of management. We contributed

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

$117,278 and $116,723, respectively, to the plan in 2006 and 2004. We made no contributions to the plan in 2005.

NOTE 16: INCOME TAXES

Income tax expense (benefit) from continuing operations consists of the following components (in thousands):

Year ended December 31,	2006	2005	2004
Current tax expense (benefit):
Federal	$—	$(34)	$49
State	5	4	3
Total current expense (benefit)	5	(30)	52
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Total deferred expense (benefit)	—	—	—
Total income tax expense (benefit)	$5	$(30)	$52

A reconciliation of income tax expense (benefit) from continuing operations computed using the federal statutory rate to the income tax expense (benefit) reported in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2006	2005	2004
Tax computed at federal statutory rate	$1,681	$(93)	$1,633
State taxes, net of federal benefit	181	(63)	118
Change in tax rates	—	—	(197)
Increase (decrease) in tax from:
Business meals and entertainment	18	8	26
Tax credits	(114)	(168)	—
Valuation allowance change	(1,768)	315	(1,553)
Other, net	7	(29)	25
Reported income tax expense (benefit)	$5	$(30)	$52

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2006	2005
Accounts receivable	$17	$43
Inventories	694	1,013
Employee compensation and benefits	194	99
Amortization of intangibles	1,180	5,824
NOL and tax credit carryforwards	24,107	18,490
Severance and related cost accruals	138	—
Warranty accrual	132	59
Other, net	54	72
Deferred tax assets	$26,516	$25,600
Less, valuation allowance	(26,516)	(25,600)
Net deferred tax assets	$—	$—

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

We carry the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with SFAS No. 109. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Approximately $0.9 million of the $26.5 million valuation allowance at December 31, 2006 is related to deductions for exercised stock options (of which $0.6 million is related to options exercised in 2006), which would be recorded as an increase in shareholders’ equity if the valuation allowance were to be reversed in a future period.

Aetrium has federal net operating loss carryforwards of approximately $63 million that will begin to expire in 2020 if not utilized. We also have state net operating loss carryforwards of approximately $22 million that will expire at various times, beginning in 2007, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1.4 million that will expire at various times, beginning in 2013, if not utilized. The utilization of net operating loss carryforwards and research tax credit carryforwards may be subject to annual limitations in the event of future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code.  Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

NOTE 17: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2006	2005	2004
Test handler products	67%	44%	57%
Reliability test equipment products	15	26	23
Change kits and spare parts	18	30	20
Total	100%	100%	100%

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

All of our long-lived assets are located in the United States. Sales by geographic area based on product shipment destination were as follows (in thousands):

Year ended December 31,	2006	2005	2004
United States	$10,121	$4,583	$10,972
Philippines	6,586	3,701	9,854
Malaysia	3,979	1,993	14
Thailand	3,528	262	300
France	2,197	1,211	66
Other foreign countries	1,773	1,234	1,553
Total	$28,184	$12,984	$22,759

Sales to customers comprising more than 10% of our total net sales were as follows:

Year ended December 31,	2006	2005	2004
Customer A	51%	41%	64%
Customer B	20%	24%	*
Customer C	*	*	14%
______________
* Sales to customer were less than 10% of total net sales

Accounts receivable from customers comprising more than 10% of our total accounts receivable were as follows:

December 31,	2006	2005
Customer A	54%	46%
Customer B	*	27%
Customer D	25%	*
______________
* Accounts receivable from customer were less than 10% of total accounts receivable.

We sell our products principally to manufacturers of integrated circuits. Our accounts receivable balance is concentrated with customers principally in one industry. We regularly monitor the creditworthiness of our customers to manage this collection risk. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have a negative impact on our operating results.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth quarterly financial data for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006 Net sales	$6,899	$7,986	$8,226	$5,073
Gross profit	3,493	3,876	4,208	2,137
Income from continuing operations	955	1,669	1,564	751
Loss from discontinued operations	(479)	(393)	(271)	(4,347)[1]
Net income (loss)	476	1,276	1,293	(3,596) [1]
Basic income (loss) per share: [2]
Continuing operations	0.10	0.17	0.15	0.07
Discontinued operations	(0.05)	(0.04)	(0.03)	(0.43)
Net income (loss)	0.05	0.13	0.13	(0.35)
Diluted income (loss) per share: [2]
Continuing operations	0.09	0.16	0.15	0.07
Discontinued operations	(0.05)	(0.04)	(0.03)	(0.41)
Net income (loss)	0.05	0.12	0.12	(0.34)

2005 Net sales	$2,503	$2,329	$3,009	$5,143
Gross profit	1,388	1,337	1,271	2,546
Income (loss) from continuing operations	(135)	(169)	(520)	581
Loss from discontinued operations	(133)	(513)	(463)	(569)
Net income (loss)	(268)	(682)	(983)	12
Basic income (loss) per share: [2]
Continuing operations	(0.01)	(0.02)	(0.05)	(0.06)
Discontinued operations	(0.01)	(0.05)	(0.05)	(0.06)
Net income (loss)	(0.03)	(0.07)	(0.10)	0.00
Diluted income (loss) per share: [2]
Continuing operations	(0.01)	(0.02)	(0.05)	(0.06)
Discontinued operations	(0.01)	(0.05)	(0.05)	(0.06)
Net income (loss)	(0.03)	(0.07)	(0.10)	0.00
_________________________________

1.	Includes a $4.0 million loss on the sale of discontinued operations. See Note 3 to the Consolidated Financial Statements.
2.	The sum of continuing operations and discontinued operations may not equal the total and the sum of the four quarters may not equal the year total due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETRIUM INCORPORATED
Date: March 28, 2007	By: /s/ Joseph C. Levesque
Joseph C. Levesque
Chief Executive Officer and President
(principal executive officer)

By: /s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph C. Levesque	Chairman of the Board
Joseph C. Levesque

/s/ Darnell L. Boehm	Director
Darnell L. Boehm

/s/ Terrence W. Glarner	Director
Terrence W. Glarner

/s/ Andrew J. Greenshields	Director
Andrew J. Greenshields

/s/ Douglas L. Hemer	Director
Douglas L. Hemer

AETRIUM INCORPORATED
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.12	Assignment and Assumption of Lease Agreement, dated August 8, 2000, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.13	Bill of Sale, Assignment and Assumption and Lease Agreement, dated March 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.14	Assignment, dated August 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).

10.15	Amendment dated January 27, 2003, between Crow-Markison 22-27, Limited Partnership and Aetrium-WEB Technology, LP to Standard Lease Agreement scheduled herein as item 10.12.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.16	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.17	Form of Change of Control Agreement.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.18	Assignment Agreement, dated January 20, 2004, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.19	Sales Incentive Program.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.20	Business Loan Agreement, dated October 3, 2005, between Bremer Bank and us.	Incorporated by reference to Exhibit 20.21 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22166).

10.21	Note, dated October 3, 2005, issued by us to Bremer Bank.	Incorporated by reference to Exhibit 20.22 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22166).

10.22	Commercial Security Agreement, dated October 3, 2005, between Bremer Bank and us.	Incorporated by reference to Exhibit 20.23 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22166).

10.23	Commercial Lease dated February 24, 2006 between Kamko I, LLC and us.	Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-22166).

10.24	Asset Purchase Agreement, dated December 28, 2006, between WEB Technology, Inc. and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2007 (File No. 0-22166).

10.25	Executive Officer Profit Sharing Program.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007 (File No. 0-22166).

14.1	Code of Business Conduct and Ethics.	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

23.1	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.

23.2	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.3	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

SCHEDULE II

Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Allowance for doubtful accounts:
2004	$181	$0	$0	$(11)	$170
2005	170	0	0	(124)	46
2006	46	0	0	0	46
Inventory excess and obsolescence reserve (1):
2004	$3,293	$0	$0	$(631)	$2,662
2005	2,662	0	0	(405)	2,257
2006	2,257	0	0	(588)	1,669
Valuation allowance on deferred tax assets (2):
2004	$25,112	$(747)	$217	$0	$24,582
2005	24,582	1,012	6	0	25,600
2006	25,600	274	642	0	26,516

(1) Deductions represent sales or disposals of reserved inventory.
(2) Amounts charged to other accounts represent the portion of the valuation allowance charged to Additional Paid-In Capital for income tax benefits related to stock option exercises.

S-1