Form 10-Q
period 2007-03-31
AETRIUM INC
filed 2007-05-04
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares of Common Stock, $.001 par value, outstanding on April 20, 2007	10,337,769

AETRIUM INCORPORATED

INDEX

Page
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIGNATURES	19

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	March 31,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$8,654	$8,394
Accounts receivable, net	2,943	2,165
Inventories	7,869	7,363
Other current assets	399	336
Total current assets	19,865	18,258

Property and Equipment:
Furniture and fixtures	536	536
Equipment	1,269	1,268
	1,805	1,804
Less accumulated depreciation and amortization	(1,631)	(1,610)
Property and equipment, net	174	194

Other assets	461	415

Total assets	$20,500	$18,867

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$42	$41
Trade accounts payable	2,059	490
Accrued compensation	562	379
Other accrued liabilities	673	1,446
Total current liabilities	3,336	2,356

Long-term debt, less current portion	46	57

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,297,782 and 10,266,252 shares issued and outstanding, respectively	10	10
Additional paid-in capital	62,224	62,104
Accumulated deficit	(45,116)	(45,660)
Total shareholders' equity	17,118	16,454

Total liabilities and shareholders' equity	$20,500	$18,867

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2007	2006

Net sales	$5,105	$6,899
Cost of goods sold	2,415	3,493
Gross profit	2,690	3,406

Operating expenses:
Selling, general and administrative	1,266	1,627
Research and development	976	856
Total operating expenses	2,242	2,483

Income from operations	448	923
Interest income, net	101	39
Income from continuing operations before income taxes	549	962
Income tax expense	5	7
Income from continuing operations	544	955
Loss from discontinued operations	—	(479)
Net income	$544	$476

Basic income (loss) per share:
Continuing operations	$0.05	$0.10
Discontinued operations	—	(0.05)
Net income	$0.05	$0.05

Diluted income (loss) per share:
Continuing operations	$0.05	$0.09
Discontinued operations	—	(0.05)
Net income	$0.05	$0.05

Weighted average common shares outstanding:
Basic	10,278	9,818
Diluted	10,581	10,560

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$544	$476
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	21	34
Amortization	2	112
Share-based compensation expense	52	17
Changes in assets and liabilities:
Accounts receivable	(778)	267
Inventories	(506)	(1,678)
Other current assets	2	(52)
Other assets	(113)	—
Trade accounts payable	1,569	759
Accrued compensation	183	309
Other accrued liabilities	(773)	1,084
Net cash provided by operating activities	203	1,328

Cash flows from investing activities:
Purchase of property and equipment	(1)	(45)
Net cash used in investing activities	(1)	(45)

Cash flows from financing activities:
Proceeds from exercise of stock options	68	506
Payments on long-term debt	(10)	(9)
Net cash provided by financing activities	58	497

Net increase in cash and cash equivalents	260	1,780

Cash and cash equivalents at beginning of period	8,394	4,134

Cash and cash equivalents at end of period	$8,654	$5,914

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year or any future period.

On December 31, 2006, as described in Note 5, we sold our product lines and operations located in Dallas, Texas. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of those operations for the three months ended March 31, 2006 included in our consolidated statements of income have been reclassified and presented as discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	SHARE-BASED COMPENSATION

Share-based compensation expense included in our consolidated statements of income was as follows (in thousands):

	Three months ended March 31,
	2007	2006

Cost of goods sold	$7	$2
Selling, general and administrative	36	10
Research and development	9	2
Loss from discontinued operations	—	3
Total share-based compensation expense	$52	$17

As of March 31, 2007, we had approximately $0.7 million of unrecognized pretax share-based compensation expense, net of estimated forfeitures, which is expected to be recognized over 3.7 years.

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

	Three months ended March 31,
	2007	2006

Weighted average common shares outstanding	10,278	9,818
Potentially dilutive stock options	303	742
Weighted average common shares outstanding, assuming dilution	10,581	10,560

For the three months ended March 31, 2007, options to purchase approximately 291,000 common shares are excluded from the computations because their exercise prices exceeded the average market value of our common stock for the period and they would therefore be antidilutive to earnings per share.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a threshold for recognizing the benefits of tax return positions and providing guidance on the measurement and classification of income tax uncertainties in financial statements.  FIN 48 also increases disclosure requirements associated with any recorded income tax uncertainties. Aetrium adopted FIN 48 effective January 1, 2007. Its implementation had no impact on our financial position or results of operations.

5.	DISCONTINUED OPERATIONS

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

The product lines and Dallas operations were sold to WEB Technology, Inc. (WEB), a privately held company owned in part by certain former employees of our Dallas operations, including the general manager. The primary terms of the sale included the following:

•	Aetrium transferred receivables, inventories, equipment, intellectual property, and other assets associated with the divested product lines to WEB.

•
Aetrium agreed to reimburse WEB for wages and related costs through March 31, 2007 for 20 employees who transferred to WEB concurrently with the sale, excluding the general manager, at an estimated cost of $360,000.

•
WEB assumed responsibility for all liabilities and obligations related to the installed base of the divested product lines, including all product warranty obligations, and agreed to provide ongoing customer support, including field service, spare parts and change kits.

•	WEB assumed certain accounts payable and accrued liabilities associated with the Dallas operations.

•	WEB assumed all liabilities and obligations under the lease for the Dallas facility, which ends on April 30, 2008.

•	WEB agreed to pay Aetrium $522,000 plus 5% interest in quarterly installments over two years with the first installment payment due April 30, 2007.

Also in connection with the sale, in addition to the 20 employees who transferred to WEB for whom we agreed to reimburse WEB for wages, we terminated 8 other employees, including the general manager of the Dallas operations. These 8 employees were terminated on or before December 31, 2006 and severance costs amounted to approximately $285,000.

The current portion of the note receivable from WEB ($253,000) is included in the caption “Other current assets” and the long-term portion ($269,000) is included in the caption “Other assets” in our consolidated balance sheet at March 31, 2007.

Operating results related to the divested operations for the three months ended March 31, 2006, which have been reclassified and presented in our consolidated statements of income as discontinued operations, are summarized below (in thousands):

Net sales	$588
Cost of goods sold	342
Gross profit	246
Operating expenses	725
Loss from discontinued operations	$(479)

No income tax benefit was allocated to the loss from discontinued operations because continuing operations had existing net operating loss carryforwards available to offset the pretax income.

6.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are included in other assets and are comprised of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Developed technology	$200	$(200)	$—	$200	$(200)	$—
Core technology	567	(567)	—	567	(567)	—
Other	95	(94)	1	95	(92)	3
Total	$862	$(861)	$1	$862	$(859)	$3

Amortization expense related to identifiable intangible assets included in our statements of income was as follows (in thousands):

	Three months ended March 31,
	2007	2006
Continuing operations	$2	$3
Discontinued operations	$—	$109

7.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006

Purchased parts and completed subassemblies	$4,280	$3,044
Work-in-process	1,181	1,847
Finished goods	2,309	2,372
Equipment shipped, subject to revenue deferral	99	100
Total	$7,869	$7,363

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006

Accrued commissions	$71	$6
Accrued severance and other related costs	208	645
Accrued warranty and no-charge equipment improvements	140	366
Customer deposits and deferred revenue	—	199
Other	254	230
Total	$673	$1,446

As discussed in Note 5, severance and other related costs totaling $645,000 were accrued at December 31, 2006 in connection with the sale of our Dallas, Texas operations. Payments related to these obligations amounted to $437,000 during the three months ended March 31, 2007. We estimate that the remaining accrual of $208,000 at March 31, 2007 will be paid approximately as follows: $60,000 by June 30, 2007; $20,000 per quarter thereafter.

The following table summarizes warranty and no-charge equipment improvement activity for the three months ended March 31, 2007 (in thousands):

Accrual balance, December 31, 2006	$366
Provisions for warranties and no-charge equipment improvements	15
Settlements of claims	(241)
Accrual balance, March 31, 2007	$140

9.	CREDIT AGREEMENT AND LONG-TERM DEBT

In October 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories and bears interest at the prime rate plus 0.25%. The agreement is collateralized by substantially all of our assets and provides that we maintain certain financial covenants. The initial credit agreement provided for a term of one year and in October 2006 it was extended for an additional year with the same terms and conditions. As of March 31, 2007, there were no borrowings under the line of credit agreement and we were in compliance with all covenants under the agreement.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,966 through March 2009. The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5% (the prime interest rate was 8.25% at March 31, 2007). The loan balance at March 31, 2007 was $87,991. Future maturities of long-term debt as of March 31, 2007 are as follows (in thousands):

2007 (nine months)	$31
2008	45
2009	12
Total	$88

10.	VACATED FACILITIES AND RELATED LEASE OBLIGATIONS

Aetrium is subject to a lease for a facility located in Dallas, Texas under an agreement that expires in April 2008. As discussed in Note 5, in connection with the divestiture of our Dallas operations, this lease was assigned to WEB Technology, Inc. (WEB) on December 31, 2006. We remain contingently liable for the remaining lease payments, which total approximately $158,000 at March 31, 2007, if WEB were to default.

In 2000, we vacated a leased facility in Poway, California. The lease expires in January 2010. This facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We remain contingently liable for the remaining lease payments, which total approximately $1.5 million at March 31, 2007, if either or both of the subtenants were to default.

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

11.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plans for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	1,486,952	$3.09
Exercised	(34,508)	2.33
Forfeited	(4,921)	2.98
Outstanding, March 31, 2007	1,447,523	$3.11

Options at March 31, 2007:
Exercisable and expected to become exercisable	1,418,573	$3.11	2.7 years	$1,104

Exercisable	1,103,488	$2.91	2.2 years	$1,012

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2007 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $54,000. The total fair value of options vested during the three months ended March 31, 2007 was $52,000.

The following table summarizes information related to stock options outstanding at March 31, 2007, all of which are nonqualified options and expire five years after the grant date and of which 320,460 options were fully exercisable when granted, 30,000 options became exercisable over 32 months from date of grant, 568,692 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in 2005 to become fully exercisable to the extent not then exercisable, and 528,371 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.87 to 1.03	25,000	0.6 years	$0.95	25,000	$0.95
2.05 to 3.13	1,131,148	2.4 years	2.82	979,680	2.79
4.33 to 4.81	291,375	3.9 years	4.41	98,808	4.57
$0.87 to 4.81	1,447,523	2.7 years	$3.11	1,103,488	$2.91

12.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. Since 2000, we have maintained a valuation allowance to fully reserve these assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with SFAS No. 109. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity. We recorded income tax expense of $5,000 and $7,000 in the three months ended March 31, 2007 and 2006, respectively, for estimated federal alternative minimum tax and certain state minimum fees.

AETRIUM INCORPORATED

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2006, as discussed in Note 5 to our unaudited consolidated financial statements, we sold our product lines and operations located in Dallas, Texas. Operating results related to those operations for the three months ended March 31, 2006 have been reclassified and presented as discontinued operations. Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

Overview

Aetrium designs, manufactures and markets a variety of electromechanical equipment used in the handling and testing of integrated circuits, or ICs, which constitute the highest revenue component of the semiconductor industry. Our primary focus is on high volume ICs and on the latest IC package designs. Our products are purchased primarily by semiconductor manufacturers and their assembly and test subcontractors and are used in the test, assembly and packaging, or TAP, segment of semiconductor manufacturing. Our products automate critical functions to improve manufacturing yield, raise quality levels, increase product reliability and reduce manufacturing costs.

The semiconductor equipment industry is often described as a cyclical growth industry characterized by a long-term growth trend occasionally interrupted by periods of contraction and significant declines in revenue. General industry conditions and the demand for Aetrium’s products can fluctuate significantly from period to period as a result of numerous factors, including but not limited to changes in U.S. and worldwide economic conditions, supply and demand for ICs, changes in semiconductor manufacturing capacity, advancements in industry technologies and competitive factors.

Following a period of generally weak business conditions that began in late 2004 and continued into 2005, semiconductor industry conditions steadily improved in the second half of 2005 as manufacturers experienced improving demand for semiconductors, decreasing inventory levels and improving capacity utilization rates. This led to improved business conditions for many semiconductor equipment suppliers as well. Worldwide bookings for the TAP segment of the semiconductor equipment industry improved substantially in the second half of 2005 and continued to be favorable in the first half of 2006. Aetrium’s order activity and revenues were strong during this period and our net sales increased to $6.9 million and $8.0 million in the first two quarters of 2006, respectively. Our revenues further increased to $8.2 million in the third quarter of 2006. Although our revenues increased sequentially in the third quarter of 2006, our new order activity decreased significantly from second quarter levels, which was consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry. Order activity remained weak in the fourth quarter of 2006, and our revenues decreased to $5.1 million, or 38% below third quarter levels.

Semiconductor industry conditions have continued to be relatively weak in early 2007 as many manufacturers address inflated inventory levels and under-utilized capacity and continue to limit their capital spending. In the first quarter of 2007, Aetrium’s orders increased from fourth quarter 2006 levels and our net sales were relatively flat at $5.1 million. However, business conditions continue to be unsettled and it is uncertain how long the current softness in our industry will continue. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to share-based compensation, revenue recognition, accounts receivable, inventories, warranty obligations and income tax accounting.

Share-Based Compensation
We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method. We determine the fair value of share-based awards on the grant date by using the Black-Scholes option valuation model. We also use the Black-Scholes model to determine the fair value of modifications to awards by determining and comparing the fair value of the modified award with the fair value of the award immediately before the modification. Option valuation models, including Black-Scholes, require the input of subjective assumptions, and changes in the assumptions used can materially affect the calculation of the fair value of an award. These assumptions include expected stock price volatility, risk-free interest rate, expected dividend yield, and the expected life of the award. We estimate future stock price volatility based primarily on historical daily stock price observations of our common stock. Risk-free interest rate is estimated based on U.S. Treasury bill rates consistent with the expected term of an award. We assume an expected dividend yield of zero based on our intention to retain any future earnings for use in our operations. Expected life of an award is estimated primarily based on vesting provisions, the contractual term of the award, and historical experience of previous awards with similar terms or, if appropriate in the circumstances, we use the simplified method for estimating the expected life of an award, as permitted by Staff Accounting Bulletin No. 107. SFAS 123R also requires that estimated forfeitures be considered in the calculation of future compensation expense at the date of grant. We use historical data, as adjusted if deemed appropriate, to estimate future option forfeiture rates for purposes of recognizing share-based compensation expense.

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

Income Tax Accounting
We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet. These deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized. Since 2000, we have maintained a valuation allowance to fully reserve these assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, an increase in shareholders' equity.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2007 were $5.1 million compared with $6.9 million for the same period in 2006, a decrease of 26%. Test handler sales were $3.1 million in the first three months of 2007 compared with $5.5 million in the first three months of 2006, a decrease of 43%. The decrease in test handler sales is attributed to a general weakness in the TAP segment of the semiconductor equipment industry that developed in the second half of 2006 and continued into 2007. Sales of reliability test equipment, which can often fluctuate significantly from period to period due to the small numbers of unit sales, increased to $1.0 million in the first three months of 2007 compared with $0.4 million in the first three months of 2006. Sales of spare parts and change kits were $1.0 million for the three months ended March 31, 2007, approximately the same as for the comparable period in 2006.

Gross Profit. Gross profit was 52.7% of net sales for the three months ended March 31, 2007 compared with 49.4% of net sales for the comparable period in 2006. Gross margin increased in 2007 primarily due to changes in product mix, partially offset by inefficiencies associated with lower production and revenue levels. Sales of reliability test equipment, which are generally higher margin sales, represented 20% of total sales in the first three months of 2007 compared with 6% for the same period in 2006. Sales of spares parts and change kits, which are also generally higher margin sales, were 19% of total sales in the first three months of 2007 compared with 14% for the same period in 2006. Sales of test handlers, which typically generate lower margins than our other product lines, represented 61% of total net sales in the first three months of 2007 compared with 80% for the comparable period in 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2007 were $1.3 million compared with $1.6 million for the same period in 2006, a 22% decrease. The decrease is primarily attributed to reduced commissions and warranty expenses associated with lower sales volume and lower no-charge equipment improvement costs.

Research and Development. Research and development expenses for the three months ended March 31, 2007 were $1.0 million compared with $0.9 million for the comparable period in 2006, an increase of 14%. The increase is primarily attributed to increased wages and related costs associated with a slight increase in the number of engineering personnel over fiscal year 2006. Research and development expenses represented 19.1% and 12.4% of total net sales for the three months ended March 31, 2007 and 2006, respectively. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range during periods of reduced sales, as has been the case in early 2007.

Interest Income, net. Interest income, net, amounted to $101,000 and $39,000 in the three months ended March 31, 2007 and 2006, respectively. These amounts consisted primarily of interest income from the investment of excess funds. Interest income increased in 2007 compared with the prior year due to our higher average cash balances and generally higher interest rates.

Income Taxes. We recorded income tax expense of $5,000 and $7,000 in the three months ended March 31, 2007 and 2006, respectively, related to estimated federal and state alternative minimum income taxes and state franchise taxes. Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets. We continue to monitor the realizability of the benefits related to our net deferred tax assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, as an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.3 million in the three months ended March 31, 2007. We generated $0.2 million from operating activities during this period. The major components of cash flows provided by operating activities were net income of $0.5 million, $0.1 million in non-cash depreciation, amortization and share-based compensation expense, a $1.6 million increase in accounts payable, and a $0.2 million increase in accrued compensation, partially offset by a $0.8 million increase in accounts receivable, a $0.5 million increase in inventories, and a $0.8 million decrease in other accrued liabilities. Inventories and accounts payable increased as we increased purchases to support anticipated sales levels and customer delivery requirements. Accounts receivable increased primarily because a higher portion of sales shipped later in the first quarter of 2007 compared with the fourth quarter of 2006. The decrease in other accrued liabilities includes the payment of $0.4 million in severance and related costs associated with the sale of our Dallas operations, a $0.2 million decrease in accrued warranty and no-charge equipment improvements expense, and a $0.2 million decrease in deferred revenue. Net cash used in investing activities in the three months ended March 31, 2007 was insignificant. Net cash provided by financing activities in the three months ended March 31, 2007 included $0.1 million in proceeds from employee stock option exercises.

Cash and cash equivalents increased by approximately $1.8 million in the three months ended March 31, 2006. We generated $1.3 million from operating activities during this period. The major components of cash flows generated by operating activities were net income of $0.5 million, $0.2 million in non-cash depreciation, amortization and share-based compensation expense, a $0.3 million decrease in receivables, a $0.8 million increase in accounts payable, a $0.3 million increase in accrued compensation, and a $1.1 million increase in other accrued liabilities, partially offset by a $1.7 million increase in inventories. Receivables decreased despite an increase in net sales because shipments were more evenly distributed throughout the quarter compared with the fourth quarter of 2005 when shipments were more concentrated in the latter part of the quarter. Accounts payable increased primarily due to an increase in inventory purchases to support strong order and quotation activity. The increase in other accrued liabilities included a $1.0 million increase in customer deposits and deferred revenue related to payments received for test handler systems for which revenue recognition criteria had not been met as of March 31, 2006 and a $0.1 million increase in accrued incentives based on profit levels achieved in the quarter. Inventories increased due to an increase in purchases to support strong order and quotation activity as well as a $1.3 million increase in shipped equipment inventory subject to revenue deferral. Net cash used in investing activities in the three months ended March 31, 2006 was not significant. During the three months ended March 31, 2006, we received $0.5 million in proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $8.7 million at March 31, 2007 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories. The credit agreement expires in October 2007. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. In addition, a prolonged continuation of the generally weak business conditions in our industry or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of

FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a threshold for recognizing the benefits of tax return positions and providing guidance on the measurement and classification of income tax uncertainties in financial statements.  FIN 48 also increases disclosure requirements associated with any recorded income tax uncertainties. Aetrium adopted FIN 48 effective January 1, 2007. Its implementation had no impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of March 31, 2007, consisted primarily of money market funds and bank certificates of deposit with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations. We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

AETRIUM INCORPORATED
(Registrant)

Date: May 4, 2007	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: May 4, 2007	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)