Form 10-Q
period 2007-06-30
AETRIUM INC
filed 2007-08-07
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐                                                                Accelerated filer ☐                                                      Non-accelerated filer ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☑

Number of shares of Common Stock, $.001 par value, outstanding on July 27, 2007	10,430,336

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

SIGNATURES	19

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	June 30,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$8,660	$8,394
Accounts receivable, net	3,099	2,165
Inventories	7,860	7,363
Other current assets	411	336
Total current assets	20,030	18,258

Property and equipment:
Furniture and fixtures	536	536
Equipment	1,286	1,268
	1,822	1,804
Less accumulated depreciation and amortization	(1,655)	(1,610)
Property and equipment, net	167	194

Other assets	423	415

Total assets	$20,620	$18,867

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$43	$41
Trade accounts payable	1,301	490
Accrued compensation	491	379
Other accrued liabilities	655	1,446
Total current liabilities	2,490	2,356

Long-term debt, less current portion	35	57

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,430,336 and 10,266,252 shares issued and outstanding, respectively	10	10
Additional paid-in capital	62,589	62,104
Accumulated deficit	(44,504)	(45,660)
Total shareholders' equity	18,095	16,454

Total liabilities and shareholders' equity	$20,620	$18,867

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$5,866	$7,986	$10,971	$14,885
Cost of goods sold	2,912	3,876	5,327	7,369
Gross profit	2,954	4,110	5,644	7,516

Operating expenses:
Selling, general and administrative	1,523	1,635	2,789	3,262
Research and development	912	831	1,888	1,687
Total operating expenses	2,435	2,466	4,677	4,949

Income from operations	519	1,644	967	2,567
Interest income, net	102	44	203	83
Income from continuing operations before income taxes	621	1,688	1,170	2,650
Income tax expense	9	19	14	26
Income from continuing operations	612	1,669	1,156	2,624
Loss from discontinued operations	—	(393)	—	(872)
Net income	$612	$1,276	$1,156	$1,752

Basic income (loss) per share:
Continuing operations	$0.06	$0.17	$0.11	$0.27
Discontinued operations	—	(0.04)	—	(0.09)
Net income	$0.06	$0.13	$0.11	$0.18

Diluted income (loss) per share:
Continuing operations	$0.06	$0.16	$0.11	$0.25
Discontinued operations	—	(0.04)	—	(0.08)
Net income	$0.06	$0.12	$0.11	$0.17

Weighted average common shares outstanding:
Basic	10,394	9,980	10,336	9,899
Diluted	10,683	10,607	10,632	10,584

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,156	$1,752
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	45	68
Amortization	3	142
Share-based compensation expense	146	38
Provision for excess and obsolete inventories	—	30
Changes in assets and liabilities:
Accounts receivable	(934)	655
Inventories	(497)	(3,369)
Other current assets	(4)	(99)
Other assets	(142)	—
Trade accounts payable	811	868
Accrued compensation	112	358
Other accrued liabilities	(791)	799
Net cash provided by (used in) operating activities	(95)	1,242

Cash flows from investing activities:
Purchase of property and equipment	(18)	(60)
Payment received on note receivable	60	—
Net cash provided by (used in) investing activities	42	(60)

Cash flows from financing activities:
Proceeds from exercise of stock options	339	735
Payments on long-term debt	(20)	(17)
Net cash provided by financing activities	319	718

Net increase in cash and cash equivalents	266	1,900

Cash and cash equivalents at beginning of period	8,394	4,134

Cash and cash equivalents at end of period	$8,660	$6,034

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year or any future period.

On December 31, 2006, as described in Note 5, we sold our product lines and operations located in Dallas, Texas.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of those operations for the three and six months ended June 30, 2006 included in our consolidated statements of income have been reclassified and presented as discontinued operations.

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

In April 2007, a total of 508,000 stock options were granted to Aetrium employees and directors under our 2003 Stock Incentive Plan.  All of the options granted have an exercise price of $3.87 per share, the fair market value on the date of grant. All of the options vest in monthly increments over four years and will expire five years after the grant date. Using the Black-Scholes valuation model, the weighted average fair value of the options granted was determined to be $1.74 per share.

The following weighted average assumptions were used in applying the Black-Scholes option-pricing model to estimate the fair value of stock options granted:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected stock price volatility	56%	59%	56%	59%
Risk-free interest rate	4.5%	5.0%	4.5%	5.0%
Expected dividend level	0%	0%	0%	0%
Expected life of options (years)	3.5	3.5	3.5	3.5

Share-based compensation expense included in our consolidated statements of income was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Cost of goods sold	$12	$3	$19	$5
Selling, general and administrative	66	12	102	22
Research and development	16	2	25	4
Loss from discontinued operations	—	4	—	7
Total share-based compensation expense	$94	$21	$146	$38

As of June 30, 2007, we had approximately $1.5 million of unrecognized pretax share-based compensation expense, net of estimated forfeitures, which is expected to be recognized over 4.0 years.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	10,394	9,980	10,336	9,899
Potentially dilutive stock options	289	627	296	685
Weighted average common shares outstanding, assuming dilution	10,683	10,607	10,632	10,584

For the three and six month periods ended June 30, 2007, options to purchase approximately 291,000 common shares are excluded from the computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to earnings per share.

4.	RECENT ACCOUNTING PRONOUNCEMENT

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

On December 31, 2006, we sold the product lines being manufactured at our Dallas, Texas facility.  The primary products included in the sale were our burn-in board loaders and turret-based test handlers.  The sale transaction is fully described in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The product lines and Dallas operations were sold to WEB Technology, Inc. (WEB), a privately held company.  In connection with the sale, WEB agreed to pay Aetrium $522,000 plus 5% interest in quarterly installments over two years with the first installment payment due April 30, 2007. The current portion of the note receivable from WEB ($259,000) is included in the caption “Other current assets” and the long-term portion ($203,000) is included in the caption “Other assets” in our consolidated balance sheet at June 30, 2007.

Operating results related to the divested operations for the three and six months ended June 30, 2006, which have been reclassified and presented in our consolidated statements of income as discontinued operations, are summarized below (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Net sales	$718	$1,306
Cost of goods sold	438	780
Gross profit	280	526
Operating expenses	673	1,398
Loss from discontinued operations	$(393)	$(872)

No income tax benefit was allocated to the loss from discontinued operations because continuing operations had existing net operating loss carryforwards available to offset the pretax income.

6.	IDENTIFIABLE INTANGIBLE ASSETS, NET

Identifiable intangible assets are included in the caption, “Other assets” in our consolidated balance sheet and are comprised of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net

Developed technology	$200	$(200)	$—	$200	$(200)	$—
Core technology	567	(567)	—	567	(567)	—
Other	95	(95)	—	95	(92)	3
Total	$862	$(862)	$—	$862	$(859)	$3

Amortization expense related to identifiable intangible assets included in our statements of income was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Continuing operations	$1	$2	$3	$5
Discontinued operations	$—	$28	$—	$137

7.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006

Purchased parts and completed subassemblies	$3,719	$3,044
Work-in-process	1,870	1,847
Finished goods	2,271	2,372
Equipment shipped, subject to revenue deferral	—	100
Total	$7,860	$7,363

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006

Accrued commissions	$88	$6
Accrued severance and other related costs	138	645
Accrued warranty and no-charge equipment improvements	130	366
Customer deposits and deferred revenue	5	199
Other	294	230
Total	$655	$1,446

On December 31, 2006, we accrued $645,000 for costs related to the sale of our Dallas, Texas operations to WEB Technology, Inc. (WEB) described in Note 5.  As part of the sale transaction, we agreed to reimburse WEB for wages and related costs through March 31, 2007 for 20 employees who transferred to WEB concurrently with the sale, at an estimated cost of $360,000.  We also terminated 8 other employees for whom severance and related costs amounted to approximately $285,000. Payments related to these obligations amounted to $507,000 during the six months ended June 30, 2007.  We estimate that the remaining accrual of $138,000 at June 30, 2007 will be paid at a rate of approximately $23,000 per quarter through December 2008.

The following table summarizes warranty and no-charge equipment improvement activity for the six months ended June 30, 2007 (in thousands):

Accrual balance, December 31, 2006	$366
Provisions for warranties and no-charge equipment improvements	60
Settlements	(296)
Accrual balance, June 30, 2007	$130

9.	CREDIT AGREEMENT AND LONG-TERM DEBT

In October 2005, we entered into a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories and bears interest at the prime rate plus 0.25%.  The agreement is collateralized by substantially all of our assets and provides that we maintain certain financial covenants.  The initial credit agreement provided for a term of one year and in October 2006 it was extended for an additional year with the same terms and conditions.  As of June 30, 2007, there were no borrowings under the line of credit agreement and we were in compliance with all covenants under the agreement.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,966 through March 2009.  The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5% (the prime interest rate was 8.25% at June 30, 2007).  The loan balance at June 30, 2007 was $77,711.  Future maturities of long-term debt as of June 30, 2007 are as follows (in thousands):

2007 (six months)	$21
2008	45
2009	12
Total	$78

10.	VACATED FACILITIES AND RELATED LEASE OBLIGATIONS

In connection with the sale of our Dallas, Texas operations to WEB Technology, Inc. (WEB) on December 31, 2006, as discussed in Note 5, the lease related to our Dallas facility was assigned to WEB. We remain contingently liable for the remaining lease payments, which total approximately $122,000 at June 30, 2007, if WEB were to default.

In 2000, we vacated a leased facility in Poway, California.  The lease expires in January 2010.  This facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We remain contingently liable for the remaining lease payments, which total approximately $1.4 million at June 30, 2007, if either or both of the subtenants were to default.

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

11.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plans for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	1,486,952	$3.09
Granted	508,000	3.87
Exercised	(174,692)	2.18
Forfeited	(4,921)	2.98
Outstanding, June 30, 2007	1,815,339	$3.39

Options at June 30, 2007:
Exercisable and expected to become exercisable	1,779,032	$3.39	3.3 years	$1,880

Exercisable	1,010,542	$3.05	2.3 years	$1,420

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2007 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $312,000. The total fair value of options vested during the six months ended June 30, 2007 was $146,000.

The following table summarizes information related to stock options outstanding at June 30, 2007, all of which are nonqualified options and expire five years after the grant date and of which 299,500 options were fully exercisable when granted, 562,692 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in 2005 to become fully exercisable to the extent not then exercisable, and 953,147 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.87 to 1.03	25,000	0.4 years	$0.95	25,000	$0.95
2.76 to 3.13	990,964	2.4 years	2.91	850,755	2.90
3.87 to 4.81	799,375	4.4 years	4.07	134,787	4.44
$0.87 to 4.81	1,815,339	3.3 years	$3.39	1,010,542	$3.05

12.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet.  Since 2000, we have maintained a valuation allowance to fully reserve these assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets.  We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with SFAS No. 109.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets.  To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.  We recorded income tax expense of $9,000 and $14,000 in the three and six months ended June 30, 2007, respectively, and $19,000 and $26,000 in the three and six months ended June 30, 2006, respectively, for estimated federal alternative minimum tax and certain state minimum fees.

AETRIUM INCORPORATED

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2006, as discussed in Note 5 to our unaudited consolidated financial statements, we sold our product lines and operations located in Dallas, Texas.  Operating results related to those operations for the three and six months ended June 30, 2006 have been reclassified and presented as discontinued operations.  Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

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

Following a period of generally weak business conditions that began in late 2004 and continued into 2005, semiconductor industry conditions steadily improved in the second half of 2005 as manufacturers experienced improving demand for semiconductors, decreasing inventory levels and improving capacity utilization rates.  This led to improved business conditions for many semiconductor equipment suppliers as well.  Worldwide bookings for the TAP segment of the semiconductor equipment industry improved substantially in the second half of 2005 and continued to be favorable in the first half of 2006.  Aetrium’s order activity and revenues were strong during this period and our net sales increased significantly to $6.9 million and $8.0 million in the first two quarters of 2006, respectively. Our revenues further increased to $8.2 million in the third quarter of 2006.  Although our revenues increased sequentially in the third quarter of 2006, our new order activity decreased significantly from second quarter levels, which was consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry. Order activity remained weak in the fourth quarter of 2006, and our revenues decreased to $5.1 million, or 38% below third quarter levels.

Semiconductor industry conditions continued to be relatively weak in the first half of 2007 as many manufacturers addressed inflated inventories and under-utilized capacity and continued to be very cautious regarding capital expenditures. It appears that the softness in the industry is not broad-based and that the supply/demand ratio has improved for some semiconductor device types, but not for others.  We experienced increased order activity in the first half of 2007 for some of our test handler models, particularly those that are used in analog device-type applications.  Our total net sales were $5.1 million in the first quarter and increased to $5.9 million in the second quarter of 2007.  Although our orders and net sales increased in the first half of 2007 compared with fourth quarter 2006 levels, our total sales for the first half of 2007 were still significantly lower than our net sales in the first half of 2006.  In the short term, we expect semiconductor manufacturers will continue to be cautious regarding capital expenditures and it is uncertain how long the softness in our industry will continue. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to share-based compensation, revenue recognition, accounts receivable, inventories, warranty obligations and income tax accounting.

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

Results of Operations

Net Sales.  Total net sales for the six months ended June 30, 2007 were $11.0 million compared with $14.9 million for the same period in 2006, a 26% decrease. Total net sales for the three months ended June 30, 2007 were $5.9 million compared with $8.0 million for the same period in 2006, a 27% decrease.  Net sales of test handlers were $6.9 million in the first half of 2007 compared with $12.1 million in the first half of 2006, a decrease of 43%.  The decrease in test handler sales in 2007 is attributed to a general weakness in the TAP segment of the semiconductor equipment industry that developed in the second half of 2006 and continued into 2007. The decrease in test handler sales was partially offset by an increase in sales of reliability test equipment. Sales of reliability test equipment, which can fluctuate significantly from period to period due to the small numbers of unit sales, increased to $2.2 million in the first half of 2007 compared with $0.5 million in the first half of 2006.  Sales of change kits and spare parts were $1.9 million in the first half of 2007 compared with $2.3 million for the same period in 2006, a decrease of 15%.

Gross Profit. Gross profit was 51.4% of net sales for the six months ended June 30, 2007 compared with 50.5% of net sales for the comparable period in 2006. Gross margin increased in 2007 primarily due to changes in product mix, partially offset by inefficiencies associated with lower production and revenue levels. Sales of reliability test equipment, which are generally higher margin sales, represented 20% of total sales in the first half of 2007 compared with 4% for the same period in 2006. Sales of spare parts and change kits, which are also generally higher margin sales, were 18% of total sales in the first half of 2007 compared with 15% for the same period in 2006. Sales of test handlers, which typically generate lower margins than our other product lines, represented 62% of total net sales in the first half of 2007 compared with 81% for the comparable period in 2006.  Gross profit was 50.4% of net sales for the three months ended June 30, 2007 compared with 51.5% of net sales for the comparable period in 2006.  The margin decrease in the second quarter of 2007 was attributable to inefficiencies associated with lower production and revenue levels and a less favorable product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2007 were $2.8 million compared with $3.3 million for the comparable period in 2006, a 15% decrease.  Selling, general and administrative expenses for the three months ended June 30, 2007 were $1.5 million compared with $1.6 million for the comparable period in 2006, a 7% decrease. The decreases in 2007 are primarily attributed to reduced commissions and warranty expenses associated with lower sales volume and lower no-charge equipment improvement costs.

Research and Development. Research and development expenses were $1.9 million for the six months endedJune 30, 2007, compared with $1.7 million for the same period in the prior year, an increase of 12%. Research and development expenses for the three months ended June 30, 2007 were $0.9 million compared with $0.8 million for the comparable period in 2006, a 10% increase. The increases are primarily attributed to increased wages and related costs associated with a slight increase in the number of engineering personnel over fiscal year 2006.  Research and development expenses represented 17.2% and 11.3% of total net sales for the six months ended June 30, 2007 and 2006, respectively.  New product development is an essential part of our strategy to gain market share.  Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range during periods of reduced sales, as has been the case in 2007.

Interest Income, net. Interest income (expense), net, amounted to $203,000 and $83,000 in the six month periods ended June 30, 2007 and 2006, respectively, and $102,000 and $44,000 in the three month periods ended June 30, 2007 and 2006, respectively. These amounts consisted primarily of interest income from the investment of excess funds.  Interest income increased in 2007 compared with the prior year primarily due to higher average cash balances.

Income Taxes. We recorded income tax expense of $14,000 and $26,000 in the six months ended June 30, 2007 and 2006, respectively, and $9,000 and $19,000 in the three months ended June 30, 2007 and 2006, respectively, related to estimated federal and state alternative minimum income taxes and state franchise taxes.  Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets.  We continue to monitor the realizability of the benefits related to our net deferred tax assets.  To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, as an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.3 million in the six months ended June 30, 2007.  We used $0.1 million to fund operating activities during this period. The major components of cash flows used by operating activities were a $0.9 million increase in accounts receivable, a $0.5 million increase in inventories, a $0.1 million increase in other assets, and a $0.7 million decrease in accrued liabilities, partially offset by net income of $1.2 million, $0.2 million in non-cash depreciation, amortization and share-based compensation expense, and a $0.8 million increase in accounts payable. Accounts receivable increased primarily due to the higher net sales level in the second quarter of 2007 compared with the fourth quarter of 2006.  Inventories and accounts payable increased as we increased purchases to support anticipated sales levels, demo equipment needs, and customer delivery requirements.  The decrease in other accrued liabilities includes the payment of $0.5 million in severance and related costs associated with the sale of our Dallas operations, a $0.2 million decrease in accrued warranty and no-charge equipment improvements expense, and a $0.2 million decrease in deferred revenue.  Net cash generated by investing activities in the six months ended June 30, 2007 was not significant.  Net cash provided by financing activities in the six months ended June 30, 2007 amounted to $0.3 million, consisting primarily of proceeds from employee stock option exercises.

Cash and cash equivalents increased by approximately $1.9 million in the six months ended June 30, 2006.  We generated $1.2 million from operating activities during this period. The major components of cash flows generated by operating activities were net income of $1.8 million, $0.3 million in non-cash depreciation, amortization and share-based compensation expense, a $0.7 million decrease in accounts receivable, a $0.9 million increase in accounts payable, and a $1.2 million increase in accrued liabilities, partially offset by a $3.4 million increase in inventories. Accounts receivable decreased despite an increase in net sales due in part to shipments being more evenly distributed throughout the second quarter of 2006 compared with the fourth quarter of 2005 when shipments were more concentrated in the latter part of the quarter. Accounts payable increased primarily due to an increase in inventory purchases to support continued strong order and quotation activity. The increase in accrued liabilities included a $0.7 million increase in customer deposits and deferred revenue related to payments received for test handler systems for which revenue recognition criteria had not been met as of June 30, 2006 and a $0.4 million increase in accrued compensation based on profit levels achieved in 2006. Inventories increased due to an increase in purchases to support continued strong order and quotation activity as well as a $1.2 million increase in shipped equipment inventory subject to revenue deferral.  Net cash used in investing activities in the six months ended June 30, 2006 amounted to $0.1 million for capital expenditures. During the six months ended June 30, 2006, we received $0.7 million in proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash and cash equivalents of $8.7 million at June 30, 2007 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to the lesser of $2.0 million or 90% of eligible accounts receivable plus 75% of eligible inventories.  The credit agreement expires in October 2007.  We believe we will be able to extend the agreement at that time or obtain similar financing, if needed.  However, there can be no assurance that such financing will be available with terms favorable to us or at all.  In addition, a prolonged continuation of the generally weak business conditions in our industry or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows.  Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncement

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

Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of June 30, 2007, consisted primarily of money market funds and bank certificates of deposit with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations.  We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

	On May 23, 2007 the company held its Annual Shareholder Meeting at which the shareholders elected the following individuals to serve as members of the Board of Directors:

	Votes:	For	Against	With-held	Non-Vote
	Joseph C. Levesque	8,964,247	0	651,476	0
	Darnell L. Boehm	9,268,058	0	347,665	0
	Terrence W. Glarner	9,350,753	0	264,970	0
	Andrew J. Greenshields	9,341,853	0	273,870	0
	Douglas L. Hemer	9,038,266	0	577,457	0

Item 5.	Other Information

	None.

Item 6.	Exhibits
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

AETRIUM INCORPORATED
(Registrant)

Date: August 6, 2007	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: August 6, 2007	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)