Form 10-Q
period 2007-09-30
AETRIUM INC
filed 2007-11-06
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐                                                                Accelerated filer ☐                                                      Non-accelerated filer ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☑

Number of shares of Common Stock, $.001 par value, outstanding on October 24, 2007	10,458,236

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

SIGNATURES	17

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	September 30,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$9,480	$8,394
Accounts receivable, net	3,874	2,165
Inventories	8,407	7,363
Other current assets	582	336
Total current assets	22,343	18,258

Property and equipment:
Furniture and fixtures	536	536
Equipment	1,309	1,268
	1,845	1,804
Less accumulated depreciation and amortization	(1,647)	(1,610)
Property and equipment, net	198	194

Other assets	305	415

Total assets	$22,846	$18,867

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$44	$41
Trade accounts payable	1,656	490
Accrued compensation	742	379
Other accrued liabilities	778	1,446
Total current liabilities	3,220	2,356

Long-term debt, less current portion	23	57

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,442,836 and 10,266,252 shares issued and outstanding, respectively	10	10
Additional paid-in capital	62,709	62,104
Accumulated deficit	(43,116)	(45,660)
Total shareholders' equity	19,603	16,454

Total liabilities and shareholders' equity	$22,846	$18,867

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$7,704	$8,226	$18,675	$23,111
Cost of goods sold	3,850	4,208	9,177	11,577
Gross profit	3,854	4,018	9,498	11,534

Operating expenses:
Selling, general and administrative	1,747	1,663	4,536	4,925
Research and development	803	844	2,691	2,531
Total operating expenses	2,550	2,507	7,227	7,456

Income from operations	1,304	1,511	2,271	4,078
Interest income, net	108	62	311	145
Income from continuing operations before income taxes	1,412	1,573	2,582	4,223
Income tax expense	24	9	38	35
Income from continuing operations	1,388	1,564	2,544	4,188
Loss from discontinued operations	—	(271)	—	(1,143)
Net income	$1,388	$1,293	$2,544	$3,045

Basic income (loss) per share:
Continuing operations	$0.13	$0.15	$0.25	$0.42
Discontinued operations	—	(0.03)	—	(0.11)
Net income	$0.13	$0.13	$0.25	$0.31

Diluted income (loss) per share:
Continuing operations	$0.13	$0.15	$0.24	$0.40
Discontinued operations	—	(0.03)	—	(0.11)
Net income	$0.13	$0.12	$0.24	$0.29

Weighted average common shares outstanding:
Basic	10,432	10,091	10,369	9,964
Diluted	10,723	10,629	10,663	10,599

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,544	$3,045
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	69	107
Amortization	3	172
Share-based compensation expense	254	95
Excess tax benefits from stock options exercised	—	(21)
Provision for excess and obsolete inventories	—	60
Changes in assets and liabilities:
Accounts receivable	(1,710)	1,339
Inventories	(1,044)	(2,600)
Other current assets	(172)	(190)
Other assets	(90)	—
Trade accounts payable	1,166	(787)
Accrued compensation	363	463
Other accrued liabilities	(668)	513
Net cash provided by operating activities	715	2,196

Cash flows from investing activities:
Purchase of property and equipment	(73)	(89)
Payment received on note receivable	124	—
Net cash provided by (used in) investing activities	51	(89)

Cash flows from financing activities:
Proceeds from exercise of stock options	351	870
Payments on long-term debt	(31)	(26)
Excess tax benefits from stock options exercised	—	21
Net cash provided by financing activities	320	865

Net increase in cash and cash equivalents	1,086	2,972

Cash and cash equivalents at beginning of period	8,394	4,134

Cash and cash equivalents at end of period	$9,480	$7,106

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year or any future period.

On December 31, 2006, as described in Note 5, we sold our product lines and operations located in Dallas, Texas.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results of those operations for the three and nine months ended September 30, 2006 included in our consolidated statements of income have been reclassified and presented as discontinued operations.

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

2.	SHARE-BASED COMPENSATION

Share-based compensation expense included in our consolidated statements of income was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Cost of goods sold	$12	$6	$31	$11
Selling, general and administrative	77	36	179	58
Research and development	19	6	44	10
Loss from discontinued operations	—	9	—	16
Total share-based compensation expense	$108	$57	$254	$95

Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of stock options granted were as follows:

	Nine months ended September 30,
	2007	2006
Expected stock price volatility	56%	59%
Risk-free interest rate	4.5%	5.0%
Expected dividend level	0%	0%
Expected life of options (years)	3.5	3.5

As of September 30, 2007, we had approximately $1.4 million of unrecognized pretax share-based compensation expense, net of estimated forfeitures, which is expected to be recognized over approximately 3.8 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	10,432	10,091	10,369	9,964
Potentially dilutive stock options	291	538	294	635
Weighted average common shares outstanding, assuming dilution	10,723	10,629	10,663	10,599

For the three and nine month periods ended September 30, 2007, options to purchase approximately 291,000 common shares are excluded from the computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to earnings per share.

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

On December 31, 2006, we sold the product lines being manufactured at our Dallas, Texas facility to WEB Technology, Inc. (WEB), a privately held company.  In connection with the sale, WEB agreed to pay Aetrium $522,000 plus 5% interest in quarterly installments over two years. The current portion of the note receivable from WEB ($262,000 at September 30, 2007 and $189,000 at December 31, 2006) is included in the caption “Other current assets” and the long-term portion ($136,000 at September 30, 2007 and $334,000 at December 31, 2006 ) is included in the caption “Other assets” in our consolidated balance sheet.

Operating results related to the divested operations for the three and nine months ended September 30, 2006, which have been reclassified and presented in our consolidated statements of income as discontinued operations, are summarized below (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Net sales	$977	$2,283
Cost of goods sold	581	1,361
Gross profit	396	922
Operating expenses	667	2,065
Loss from discontinued operations	$(271)	$(1,143)

No income tax benefit was allocated to the loss from discontinued operations because continuing operations had existing net operating loss carryforwards available to offset the pretax income.

6.	AMORTIZATION OF IDENTIFIABLE INTANGIBLE ASSETS

Amortization expense related to identifiable intangible assets included in our statements of income was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Continuing operations	$—	$3	$3	$8
Discontinued operations	$—	$27	$—	$164

7.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006

Purchased parts and completed subassemblies	$4,515	$3,044
Work-in-process	1,633	1,847
Finished goods	2,236	2,372
Equipment shipped, subject to revenue deferral	23	100
Total	$8,407	$7,363

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006

Accrued commissions	$82	$6
Accrued severance and other related costs	118	645
Accrued warranty and no-charge equipment improvements	260	366
Customer deposits and deferred revenue	—	199
Other	318	230
Total	$778	$1,446

On December 31, 2006, we accrued $645,000 for costs related to the sale of our Dallas, Texas operations to WEB Technology, Inc. (WEB).  As part of the sale transaction, we agreed to reimburse WEB for wages and related costs through March 31, 2007 for 20 employees who transferred to WEB concurrently with the sale, at an estimated cost of $360,000.  We also terminated 8 other employees for whom severance and related costs amounted to approximately $285,000. Payments related to these obligations amounted to $527,000 during the nine months ended September 30, 2007.  We estimate that the remaining accrual of $118,000 at September 30, 2007 will be paid at a rate of approximately $23,000 per quarter through December 2008.

The following table summarizes warranty and no-charge equipment improvement activity for the nine months ended September 30, 2007 (in thousands):

Accrual balance, December 31, 2006	$366
Provisions for warranties and no-charge equipment improvements	250
Settlements	(356)
Accrual balance, September 30, 2007	$260

9.	CREDIT AGREEMENT AND LONG-TERM DEBT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25%.  The agreement is collateralized by substantially all of our assets and provides that we maintain certain financial covenants.  As of September 30, 2007, there were no borrowings under the line of credit agreement and we were in compliance with all covenants under the agreement.  The agreement expires in October 2008.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,966 through March 2009.  The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5% (the prime interest rate was 7.75% at September 30, 2007).  The loan balance at September 30, 2007 was $67,245.  Future maturities of long-term debt as of September 30, 2007 are as follows (in thousands):

2007 (three months)	$11
2008	45
2009	11
Total	$67

10.	VACATED FACILITIES AND RELATED LEASE OBLIGATIONS

In connection with the sale of our Dallas, Texas operations to WEB Technology, Inc. (WEB) on December 31, 2006, the lease related to our Dallas facility was assigned to WEB. The lease expires on April 30, 2008.  We remain contingently liable for the remaining lease payments, which total approximately $85,000 at September 30, 2007, if WEB were to default.

In 2000, we vacated a leased facility in Poway, California.  The lease expires in January 2010.  This facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We remain contingently liable for the remaining lease payments, which total approximately $1.2 million at September 30, 2007, if either or both of the subtenants were to default.

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

11.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plans for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	1,486,952	$3.09
Granted	508,000	3.87
Exercised	(187,192)	2.11
Forfeited	(6,421)	2.98
Outstanding, September 30, 2007	1,801,339	$3.41

Options at September 30, 2007:
Exercisable and expected to become exercisable	1,765,312	$3.41	3.0 years	$2,807

Exercisable	1,055,713	$3.12	2.2 years	$1,985

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on September 30, 2007 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $354,000. The total fair value of options vested during the nine months ended September 30, 2007 was $254,000.

The following table summarizes information related to stock options outstanding at September 30, 2007, all of which are nonqualified options and expire five years after the grant date and of which 299,500 options were fully exercisable when granted, 562,692 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in 2005 to become fully exercisable to the extent not then exercisable, and 939,147 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.87	12,500	0.3 years	$0.87	12,500	$0.87
2.76 to 3.13	989,464	2.2 years	2.91	861,870	2.90
3.87 to 4.81	799,375	4.1 years	4.07	181,343	4.33
$0.87 to 4.81	1,801,339	3.0 years	$3.41	1,055,713	$3.12

12.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” on our balance sheet.  Since 2000, we have maintained a valuation allowance to fully reserve these assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets.  We assess the realizability of our deferred tax assets and the need for this valuation allowance in accordance with SFAS No. 109.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to use these assets.  To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.  We recorded income tax expense of $24,000 and $38,000 in the three and nine months ended September 30, 2007, respectively, and $9,000 and $35,000 in the three and nine months ended September 30, 2006, respectively, for estimated federal alternative minimum tax and certain state minimum fees.

AETRIUM INCORPORATED

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2006, we sold our product lines and operations located in Dallas, Texas.  Operating results related to those operations for the three and nine months ended September 30, 2006 have been reclassified and presented as discontinued operations.  Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

Overview

Aetrium designs, manufactures and markets a variety of electromechanical equipment used in the handling and testing of integrated circuits, or ICs, which constitute the highest revenue component of the semiconductor industry.  Our primary focus is on high volume ICs, the latest IC package designs, and the latest IC manufacturing processes.  Our test handler products are purchased primarily by semiconductor manufacturers and their assembly and test subcontractors and are used in the test, assembly and packaging, or TAP, segment of semiconductor manufacturing. Our reliability test products are used to validate IC designs and monitor semiconductor wafer fabrication processes.  Our products automate critical functions to improve manufacturing yield, raise quality levels, increase product reliability and reduce manufacturing costs.

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

Semiconductor industry conditions, in general, continued to be relatively weak in the first half of 2007 as many manufacturers addressed excess inventories and underutilized capacity, but industry conditions appear to have improved somewhat in the third quarter. Business conditions in 2007 have varied by segment and the demand for some semiconductor device types has been stronger than for others.  We experienced increased order activity in the first nine months of 2007 for some of our test handler models, particularly those that are used in analog device-type applications.  Our total net sales increased sequentially in the first nine months of 2007, amounting to $5.1 million, $5.9 million, and $7.7 million in the first, second and third quarters, respectively.  Although our orders and net sales increased in the first three quarters of 2007 compared with fourth quarter 2006 levels, our total net sales for the first nine months of 2007 were still significantly lower than our total net sales in the first nine months of 2006.  In the short term, we expect semiconductor manufacturers will continue to be cautious regarding capital expenditures. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Net Sales.  Total net sales for the nine months ended September 30, 2007 were $18.7 million compared with $23.1 million for the same period in 2006, a 19% decrease. Total net sales for the three months ended September 30, 2007 were $7.7 million compared with $8.2 million for the same period in 2006, a 6% decrease.  Net sales of test handlers were $12.9 million in the first nine months of 2007 compared with $17.5 million in the first nine months of 2006, a decrease of 26%.  The decrease in test handler sales in 2007 is attributed to a general weakness in the TAP segment of the semiconductor equipment industry that developed in the second half of 2006 and continued into 2007. The decrease in test handler sales was partially offset by an increase in sales of reliability test equipment. Sales of reliability test equipment, which can fluctuate significantly from period to period due to the small numbers of unit sales, increased to $2.8 million in the first nine months of 2007 compared with $1.8 million in the first nine months of 2006.  Sales of change kits and spare parts were $3.0 million in the first nine months of 2007 compared with $3.7 million for the same period in 2006, a decrease of 21%.

Gross Profit. Gross profit was 50.9% of net sales for the nine months ended September 30, 2007 compared with 49.9% of net sales for the comparable period in 2006. Gross margin increased in 2007 primarily due to changes in product mix, partially offset by inefficiencies associated with lower production and revenue levels. Sales of reliability test equipment, which are generally higher margin sales, represented 15% of total sales in the first nine months of 2007 compared with 8% for the same period in 2006. Sales of test handlers, which typically generate lower margins than our other product lines, represented 69% of total net sales in the first nine months of 2007 compared with 76% for the comparable period in 2006.  Sales of spare parts and change kits, which are also generally higher margin sales, were 16% of total sales in the first nine months of both 2007 and 2006. Gross profit was 50.0% of net sales for the three months ended September 30, 2007 compared with 48.8% of net sales for the comparable period in 2006.  The margin increase was attributable to a slightly more favorable product mix, partially offset by inefficiencies associated with lower production and revenue levels.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $4.5 million compared with $4.9 million for the comparable period in 2006, an 8% decrease.  The decrease was primarily attributed to reduced warranty expenses associated with lower sales volume and lower no-charge equipment improvement costs.  Selling, general and administrative expenses for the three months ended September 30, 2007 were $1.7 million, an increase of $84,000 over the comparable period in 2006. The increase was primarily attributed to higher sales incentives related to higher order levels and increased representative commissions due to a higher mix of commissionable sales.

Research and Development. Research and development expenses were $2.7 million for the nine months endedSeptember 30, 2007, compared with $2.5 million for the same period in the prior year, an increase of 6%. The increase was primarily attributed to higher wages and related costs and increased contract services over fiscal year 2006.  Research and development expenses for the three months ended September 30, 2007 were $0.8 million, a decrease of $41,000 from the comparable period in 2006. Research and development expenses represented 14.4% and 11.0% of total net sales for the nine months ended September 30, 2007 and 2006, respectively.  New product development is an essential part of our strategy to gain market share.  Over time, we expect to invest approximately 12% to 15% of our revenues in research and development.

Interest Income, net. Interest income (expense), net, amounted to $311,000 and $145,000 in the nine month periods ended September 30, 2007 and 2006, respectively, and $108,000 and $62,000 in the three month periods ended September 30, 2007 and 2006, respectively. These amounts consisted primarily of interest income from the investment of excess funds.  Interest income increased in 2007 compared with the prior year primarily due to higher average cash balances.

Income Taxes. We recorded income tax expense of $38,000 and $35,000 in the nine months ended September 30, 2007 and 2006, respectively, and $24,000 and $9,000 in the three months ended September 30, 2007 and 2006, respectively, related to estimated federal and state alternative minimum income taxes and state franchise taxes.  Since 2000, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded the valuation allowance in 2000 because the cumulative losses we had incurred over the previous three years made it questionable whether we would realize value from the deferred tax assets.  We continue to monitor the realizability of the benefits related to our net deferred tax assets.  To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for the portion related to deductions for stock option exercises, as an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $1.1 million in the nine months ended September 30, 2007.  We generated $0.7 million in cash from operating activities during this period. The major components of cash flows from operating activities were net income of $2.5 million, $0.3 million in non-cash depreciation, amortization and share-based compensation expense, a $1.2 million increase in accounts payable and a $0.4 million increase in accrued compensation, partially offset by a $1.7 million increase in accounts receivable, a $1.0 million increase in inventories, a $0.2 million increase in other current assets, and a $0.7 million decrease in accrued liabilities. Inventories and accounts payable increased as we increased purchases to support anticipated sales levels, demo equipment needs, and customer delivery requirements.  Accrued compensation increased primarily due to higher incentives based on the profits achieved in the third quarter of 2007.   Accounts receivable increased primarily due to the higher net sales level in the third quarter of 2007 compared with the fourth quarter of 2006.  The decrease in other accrued liabilities includes the payment of $0.5 million in severance and related costs associated with the sale of our Dallas operations, a $0.1 million decrease in accrued warranty and no-charge equipment improvements expense, and a $0.2 million decrease in deferred revenue.  Net cash generated by investing activities in the nine months ended September 30, 2007 was not significant.  Net cash provided by financing activities in the nine months ended September 30, 2007 amounted to $0.3 million, consisting primarily of proceeds from employee stock option exercises.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash and cash equivalents of $9.5 million at September 30, 2007 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million.  The credit agreement expires in October 2008.  We believe we will be able to extend the agreement at that time or obtain similar financing, if needed.  However, there can be no assurance that such financing will be available with terms favorable to us or at all.  In addition, a prolonged continuation of the generally weak business conditions in our industry or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows.  Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

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
Our exposure to interest rate risk relates primarily to our short-term investment of excess funds which, as of September 30, 2007, consisted primarily of money market funds and bank certificates of deposit with original maturities of less than three months. Given the short duration of our investments and the size of our investment portfolio, we do not believe a change in interest rates would have a significant impact on our financial condition or results of operations.  We generally conduct business in U.S. dollars and, therefore, risks associated with changes in foreign currency rates are insignificant.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in

SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

AETRIUM INCORPORATED
(Registrant)

Date: November 6, 2007	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: November 6, 2007	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)