Form 10-K
period 2007-12-31
AETRIUM INC
filed 2008-03-31
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission file number 000-22166

AETRIUM INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA (State of incorporation)		41-1439182 (I.R.S. employer identification no.)
2350 Helen Street North St. Paul, Minnesota (Address of principal executive offices)	55109 (Zip code)	(651) 770-2000 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title Of Each Class	Name Of Each Exchange On Which Registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act).  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

As of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $44,316,000.

As of March 14, 2008, 10,581,722 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held May 21, 2008 (the “2008 Proxy Statement”).

Form 10-K

For the fiscal year ended December 31, 2007

TABLE OF CONTENTS

PART I

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                                      ISSUER’S PURCHASES OF EQUITY SECURITIES...............................................................................................12
ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                      OF OPERATION............................................................................................................................................................13
ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................................19
ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...............................................21
ITEM 11.                       EXECUTIVE COMPENSATION...............................................................................................................................21
ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                        AND RELATED STOCKHOLDER MATTERS.....................................................................................................21
ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                                        DIRECTOR INDEPENDENCE..................................................................................................................................21
ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................................................22

PART IV

ITEM 15.                        EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................................................................................22

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth under Item 1A below. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any future disclosures we may make on related subjects in future filings with the Securities and Exchange Commission.  References in this Annual Report on Form 10-K to “Aetrium,” “the company,” “we” and “our,” unless the context otherwise requires, refer to Aetrium Incorporated and its consolidated subsidiary and their respective predecessors.

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

Test handler products accounted for 69% and 67% of our net sales in 2007 and 2006, respectively.  Reliability test equipment accounted for 17% and 15% of our net sales in 2007 and 2006, respectively.  Change kits and spare parts accounted for 14% and 18% of our net sales in 2007 and 2006, respectively.

Industry conditions for the semiconductor equipment industry were strong in the first half of 2006.  However, by the third quarter of 2006, bookings in the TAP segment of the semiconductor equipment industry began a significant decline in the face of increasing inventories in the semiconductor industry, and the bookings decline continued through the fourth quarter of 2006, exacerbated by a decline in IC unit sales. IC unit sales continued to decline into 2007 but resumed growth by the end of the first quarter and continued to grow until tailing off at the end of 2007. However, average selling prices for ICs declined during 2007. While bookings in the TAP segment of the semiconductor equipment industry, and in particular for test related equipment, improved somewhat in early 2007, they then steadily declined for the remainder of 2007, and revenues for test related equipment in 2007 declined 21% from 2006 revenues.

Our results in 2006 were similar in pattern. In the first half of 2006, our revenues continued an upward trend that began in the fourth quarter of 2005.  Our revenues continued to be strong in the third quarter of 2006, but our bookings declined significantly.  Our bookings continued to decline in the fourth quarter of 2006 and our revenues followed.

In 2007 we significantly outperformed our industry segment, with our revenues matching our 2006 revenues. However, our bookings declined significantly in the fourth quarter, due in part to substantial bookings we received at the end of our third quarter that we expected in the fourth quarter, but due as well to a cautiousness among our customers as they assessed the potential impact of risks to the U.S. economy.

Analysts of the semiconductor industry are generally forecasting continued unit growth in that industry in 2008.  Forecasts predict a decline for the semiconductor equipment industry as a whole in 2008, but predict solid growth for the TAP segment within it, and in particular for test related equipment.  We believe that our line of product offerings, including our newest product introductions, coupled with our lean cost structure and our strong working capital base, position us to again outperform our industry segment, and we are planning for revenue growth of at least 20% in 2008.

Our strategy has focused on revenue growth through product line expansion, by both internally developing and acquiring complementary technologies, businesses or product lines.  Technologies, businesses and product lines that we have acquired in the past pursuant to this strategy have since been assimilated and consolidated into our current operations.

On December 31, 2006, we completed the sale of the product lines being manufactured at our Dallas, Texas facility to WEB Technology, Inc., a privately held company that is owned in part by former senior management of our Dallas operation.  The divested product lines, which included our burn-in board loaders and turret-based test handlers, were some of our lowest revenue and less strategic product lines and had been unprofitable for several quarters.  It had become clear as 2006 progressed that the divested product lines were no longer a good long term strategic fit.  The divestiture allowed us to concentrate all of our product development and customer support efforts on our higher revenue, more strategic and more successful gravity feed test handlers and reliability test equipment. See Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding these discontinued operations.

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

We first introduced our 55V6 single and dual site test handler in 2002 and our 55V8 quad site test handler in 2004, and these handlers constituted the majority of our test handler sales in 2006. In the last half of 2006, we successfully completed an extensive evaluation of our 55V16 eight site test handler at a large U.S. headquartered integrated device manufacturer with production facilities in southeast Asia, and received our first purchase order for the 55V16 from that customer. In 2007 we started volume production of the 55V16 and expanded evaluations of our 55V series of test handlers to additional potential new customers.

Change Kits, Upgrades and Spare Parts

We have an ongoing demand for IC package change kits for our installed test handler products, including test handlers no longer in our active product lines.  Change kits consist of the parts necessary to reconfigure a test handler for another type or size of device package. We sell a variety of change kits to accommodate the growing variety of device packages used in the semiconductor industry.  The demand for change kits is driven by the introduction of new IC package types and increased production volumes experienced by our end customers.  Also included in change kits are upgrade kits to enhance the performance of installed equipment.  We sell spare parts with new equipment orders as kits or separately as piece parts or in kit form as required.

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

We compete for test handler sales primarily on the basis of effective handler throughput, cost of ownership, temperature accuracy and other performance characteristics of our products, the breadth of our product lines, the effectiveness of our sales and distribution channels, the effectiveness of our post-sale support and our customer relationships.  We believe we compete favorably on all of these factors.

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

A significant portion of the components and subassemblies used in our products, including machined parts, printed circuit boards, refrigeration systems, vacuum pumps and contactor elements, are manufactured by third parties on a subcontract basis.  As a part of our total quality management program, we have an ongoing supplier quality program under which we select, monitor and rate our suppliers, and recognize suppliers for outstanding performance.

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

Customers

We rely on a limited number of customers for a substantial percentage of our net sales.  In 2007, our top two customers accounted for 40% and 36% of our net sales, respectively. In 2006, those same customers accounted for 51% and 20% of our net sales, respectively. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

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

We maintain sales and service locations in North St. Paul, Minnesota, Santa Clara and San Diego, California, and Kuala Lumpur, Malaysia.  As of December 31, 2007, we had international distributors located in the United Kingdom, France, Germany, Italy, Korea, Japan, Taiwan, Hong Kong, China, Thailand, Malaysia, Singapore and the Philippines.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools.  These efforts are designed to generate sales leads for our domestic independent sales representatives, international distributors and direct salespeople.

International shipments accounted for 76% and 64% of our net sales in 2007 and 2006, respectively.  In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites.  Most of our international shipments are made to international sites of U.S. semiconductor manufacturers, although there is a growing foreign customer base included in our international sales.

We invoice all of our international sales in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates.  We establish credit limits, if appropriate, on our international distributors, who purchase products from us and resell to end-users.  We may also require irrevocable letters of credit from our end-user international customers to minimize credit risk and to simplify the purchasing/payment cycle.

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

We expense all research and development costs, including costs for software development, as incurred.  In 2007 and 2006, our expenses relating to research and development were approximately $3.5 million and $3.4 million, respectively, or 12.9% and 11.9% of our net sales, respectively. Over time, our objective is to invest approximately 12% to 15% of our net sales in research and development.  However, the percentage may be higher in periods of reduced sales.

Intellectual Property

We attempt to protect the proprietary aspects of our products with patents, copyrights, trade secret law and internal nondisclosure safeguards.  We currently hold several U.S. patents ranging in remaining terms from one to nine years covering certain features of our handling systems and reliability test systems, the contactor elements incorporated in certain of our test handlers, and elements of our proprietary conductive thermal technology.  The source code for the software contained in our products is considered proprietary, and we typically do not furnish source code to our customers.  We have also entered into confidentiality agreements with our employees.  Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret.

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

Employees

As of December 31, 2007, we had 78 employees, four of which were part-time. They consisted of 36 in manufacturing, 18 in engineering and product development, 16 in sales, marketing and customer service, and 8 in general administration and finance.  None of our employees is represented by a labor union or is subject to any collective bargaining agreement.  We have never experienced a work stoppage, and we believe that our employee relations are satisfactory.

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

Market Fluctuations in the Semiconductor Industry

Our business and results of operations depend upon capital expenditures by manufacturers of ICs.  As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry.  This industry has been subject to significant market fluctuations and has experienced periodic downturns, which often have had a disproportionate effect on capital equipment suppliers, such as Aetrium.  In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products.  A downturn or slowdown in the semiconductor industry could substantially reduce our revenues and operating results and could harm our financial condition.  Bookings trended down in the TAP segment of the semiconductor equipment industry in the last three quarters of 2007. A continuation of this trend could have a material and adverse impact on our operations.

Successful Development and Introduction of New Products and Product Improvements

We operate in an industry that is highly competitive with respect to timely product innovations.   The market for our products is characterized by rapid technological change and evolving industry standards.  The development of more complex ICs has driven the need for new equipment and processes to produce such devices at an acceptable cost.  We believe that our future success will depend in part upon our ability to anticipate and respond rapidly to changes in technologies, IC package types, market trends and industry standards.  If we cannot successfully develop and introduce new and enhanced cost-effective products on a timely basis that are accepted in the marketplace, our business and operating results will likely suffer.

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

Impact of Cost Reduction Actions

In the event of a sustained downturn and continuing decline in our revenues, we may implement cost reduction actions, such as workforce reductions, pay freezes and reductions, and reductions in other expenditures. In doing so, we would attempt to maintain the necessary infrastructures to allow us to take full advantage of subsequent improvements in conditions.  However, there can be no assurance that reductions we may have made in personnel and expenditure levels and the loss of the capabilities of personnel we may have terminated would not inhibit us in the timely completion of product development efforts, the effective service of and responsiveness to customer requirements, and the timely ramp up of production in response to improving market conditions.

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

In addition, as of December 31, 2007, we had the following lease obligations:

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal year 2007.

ITEM 4A.                      EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, their ages and the offices they held as of March 1, 2008 are as follows:

Name	Age	Position
Joseph C. Levesque	63	Chairman of the Board, President and Chief Executive Officer
Douglas L. Hemer	61	Chief Administrative Officer, Secretary and Director
Daniel M. Koch	54	Vice President — Worldwide Sales
John J. Pollock	48	Vice President — General Manager
Paul H. Askegaard	56	Treasurer
Timothy G. Foley	48	Vice President — Manufacturing
Dean K. Hedstrom	58	Vice President — Technology
Timothy A. McMullen	40	Vice President — Reliability Test Systems
W. Charles Sletten, II	56	Vice President — Engineering

Mr. Levesque has served as our President, Chief Executive Officer and Chairman of our board since 1986.  From 1973 to 1986, Mr. Levesque served in various capacities and most recently as Executive Vice President of Micro Component Technology, Inc., a manufacturer of IC testers and test handlers.

Mr. Hemer has served as one of our directors since 1986, and has served as our Secretary since May 2000 and as our Chief Administrative Officer since March 2001.  He served as our Group Vice President from August 1998 to March 2001, as the President of our former Poway, California operations from February 1997 to August 1998 and as our Chief Administrative Officer from May 1996 until February 1997.  Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP for more than 15 years before joining Aetrium in May 1996.  Mr. Hemer is also a director of Versa Companies, a privately held company.

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

Mr. Hedstrom has served as the Vice President – Technology since June 2007. Prior to that, he served as the Vice President – Engineering of our North St. Paul operations since joining us in September 2004. From 1993 to 1998 Mr. Hedstrom was a co-founder, director, and later President of CariTech, Inc., a manufacturer of carrier tape materials for the IC industry.  Following the acquisition of CariTech by Illinois Tool Works in August 1998, he served as Engineering Manager – World Wide Operations for Illinois Tool Works until May 2001.  Prior to founding CariTech and subsequent to his retirement from Illinois Tool Works, Mr. Hedstrom served as President and a Principal of Hedstrom Engineering Co., a consulting firm specializing in industrial automation and controls.

Mr. McMullen has served as the Vice President – Reliability Test Systems since April 2007. Prior to that, he served at our North St. Paul Operations as Vice President – Marketing/Applications from February 2002 until April 2007, as Product Director of our reliability test equipment from March 2000 until February 2002, and as an electrical engineer since joining us in 1994.

Mr. Sletten has served as the Vice President – Engineering since joining us in January 2008. Prior to that, he served as President of EnergyFlo Corporation from 2003 to 2007, as Vice President, General Manager of Goodall Mfg. Llc. From 2002 to 2003, and in various capacities including Chief Engineer, Vice President and Senior Vice President at Nilfisk-Advance from 1984 to 2001.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007	High	$4.70	$4.70	$5.00	$6.24
	Low	$3.25	$3.62	$3.90	$4.56
Fiscal 2006	High	$6.20	$5.79	$5.69	$6.23
	Low	$4.05	$4.16	$3.70	$2.87
Holders

As of March 14, 2008, there were 116 shareholders of record.  We estimate that an additional 3,200 shareholders beneficially own stock held for their accounts at brokerage firms and financial institutions.

Dividends

We have never paid cash dividends on our common stock.  We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

We did not have any unregistered sales of equity securities during fiscal year 2007.

Issuer’s Purchases of Equity Securities

We did not make any purchases of our common stock during the fourth quarter of fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 2006, as discussed in Note 3 to our Consolidated Financial Statements, we sold our product lines and operations located in Dallas, Texas.  Operating results for fiscal year 2006 related to those operations are presented as discontinued operations and, unless otherwise indicated, the following management discussion and analysis refers to our continuing operations only.

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

As an equipment supplier to the semiconductor industry, Aetrium’s results are driven primarily by worldwide demand for ICs, which in turn depend on end-user demand for electronic products.  The demand for our products can fluctuate significantly from period to period due to the direct or indirect impact of numerous factors, including but not limited to, changes in the supply and demand for ICs, changes in IC manufacturing capacity, advancements in industry technologies, changes in U.S. and worldwide economic conditions and competitive factors.  For these and other reasons, our operating results for 2007 and 2006 may not be indicative of future operating results.

Semiconductor industry conditions were generally favorable in the first half of 2006 but weakened in the second half of the year.  Aetrium’s revenues were strong during this period and our net sales increased to $6.9 million, $8.0 million, and $8.2 million in the first three quarters of 2006, respectively. Although our revenues increased sequentially in the third quarter of 2006, our new order activity decreased significantly from second quarter levels, which was consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry. Order activity remained weak in the fourth quarter of 2006, and our revenues decreased to $5.1 million, or 38% below third quarter levels.  Despite the slowdown late in the year, our 2006 revenues were $28.2 million, an increase of 117% over the prior year

Semiconductor industry conditions in general continued to be relatively weak in the first half of 2007 although conditions improved for some segments where the demand for certain IC device types increased.  Aetrium experienced increasing order activity in the first three quarters of 2007 for some of our test handler models, particularly those that are used in analog device-type applications.  This led to sequential increases in quarterly net sales in 2007 to $5.1 million, $5.9 million, $7.7 million and $9.3 million, respectively.  Although our revenues increased sequentially to $9.3 million in the fourth quarter of 2007, new orders decreased significantly from third quarter levels, which was consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry.  Business conditions have continued to be slow in early 2008 and, in the short term, we expect semiconductor manufacturers will continue to be cautious regarding capital expenditures. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Off-Balance Sheet Arrangements:

We did not have any off-balance sheet arrangements as of December 31, 2007 or 2006.

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

Income Tax Accounting

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” which are included in the caption “Deferred income taxes” on our consolidated balance sheet.  In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2006, we provided a valuation allowance of approximately $26.5 million to fully reserve our deferred tax assets.  At December 31, 2007, we reduced the valuation allowance to approximately $22.8 million based on our assessment of the realizability of our deferred tax assets at that date.  We will continue to assess the assumptions used to determine the amount of our valuation allowance and we may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.  If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

Results of Operations:

Selected statement of operations data as a percentage of our net sales for 2007 and 2006 were as follows:

	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	49.7	48.7
Gross profit	50.3	51.3
Operating expenses:
Selling, general and administrative	23.3	22.7
Research and development	12.7	11.9
Total operating expenses	36.0	34.6
Income from operations	14.3%	16.7%

Net Sales:

Our net sales by product line as a percentage of total sales for 2007 and 2006 were as follows:

	2007	2006
Test handler products	69%	67%
Reliability test equipment products	17	15
Change kits and spare parts	14	18
Total	100%	100%

Net sales were $27.9 million in 2007 compared with $28.2 million in 2006, a 1% decrease. Net sales of test handlers, representing 69% of total net sales, were $19.1 million in 2007, compared with $19.0 million in 2006.  Net sales of reliability test equipment, representing 17% of total net sales, were $4.8 million in 2007 compared with $4.3 million in 2006, an increase of 11%.  Net sales of change kits and spare parts, representing 14% of total net sales, were $4.0 million in 2007 compared with $4.9 million in 2006, a decrease of 18%.  Net sales of change kits and spare parts in 2007 decreased from 2006 levels in part because certain customers, in anticipation of weakening business conditions, increased their purchases of change kits in late 2006 to expand their equipment flexibility rather than buy additional test handlers.

Gross Profit:

Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to product mix sold, distribution channel mix, sales discounting, product maturity, inventory writedowns, and utilization of manufacturing capacity associated with varying production levels. Gross profit was 50.3% of net sales in 2007 compared with 51.3% of net sales in 2006.  Gross margins decreased in 2007 primarily due to a higher mix of distributor sales and a $179,000 inventory obsolescence charge related to a discontinued product, offset in part by a slightly more favorable product mix.

Selling, General and Administrative Expenses:

Selling, general and administrative, or SG&A, expenses consist primarily of employee compensation and related costs, independent representative commissions, travel, warranty and no-charge equipment improvement costs.  SG&A expenses were $6.5 million in 2007 compared with $6.4 million in 2006. Employee compensation increased $0.4 million primarily due to increased wages and share-based compensation expense.  Representative commission expense increased $0.3 million due to a higher average commission rate on commissionable direct sales. These expense increases were offset by a $0.6 million decrease in warranty and no-charge equipment improvement costs.

Research and Development Expenses:

Research and development expenses consist primarily of employee compensation and related costs, contractor services, engineering materials and travel costs. Research and development expenses were $3.5 million in 2007 compared with $3.4 million in 2006.  Employee compensation increased $0.2 million primarily due to increased wages and share-based compensation expense, which was partially offset by a $0.1 million decrease in materials expense. New product development is an essential part of our strategy to gain market share. As a percentage of net sales, our research and development expenses were 12.7% and 11.9% of net sales in 2007 and 2006, respectively. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development.

Interest Income, Net:

Interest income, net, amounted to $436,000 and $244,000 in 2007 and 2006, respectively.  These amounts consisted primarily of interest income from the investment of excess funds. Interest income increased in 2007 primarily due to our higher average cash balances partially offset by generally declining interest rates, particularly in the second half of the year.

Income Tax Expense (Benefit):

We recorded an income tax net benefit of $2,247,000 in 2007, which included a tax benefit of approximately $2.3 million related to a reduction in our deferred tax asset valuation allowance.  At December 31, 2006, we had provided a valuation allowance of approximately $26.5 million to fully reserve our deferred tax assets.  At December 31, 2007, we reduced the valuation allowance to approximately $22.8 million based on our assessment of the realizability of our deferred tax assets at that date.  We estimated the realizable amount of our deferred tax assets at December 31, 2007 to be approximately $2.3 million and reduced our valuation allowance accordingly.  We will continue to assess the assumptions used to determine the amount of our valuation allowance and we may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.  If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.  We recorded income tax expense of $5,000 in 2006 primarily related to minimum state taxes.

Discontinued Operations:

On December 31, 2006, as discussed in Note 3 to our Consolidated Financial Statements, we sold our product lines and operations located in Dallas, Texas. We recorded a loss of $4.0 million on the sale.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results for fiscal year 2006 related to those operations are presented as discontinued operations.  Condensed results of discontinued operations for the year ended December 31, 2006 are summarized below (in thousands):

Net sales	$3,260
Cost of goods sold	2,063
Gross profit	1,197
Operating expenses	2,682
Loss from discontinued operations	$(1,485)

Financial Condition, Liquidity and Capital Resources:

Cash and cash equivalents increased by approximately $3.7 million in the year ended December 31, 2007.  We generated $3.0 million in cash from operating activities during this period. The major components of cash flows from operating activities were net income of $6.7 million, $0.5 million in non-cash depreciation, amortization and share-based compensation expense, a $0.2 million non-cash inventory obsolescence charge, a $0.3 million increase in accounts payable and a $0.3 million increase in accrued compensation, partially offset by a $2.3 million increase in deferred income taxes, a $1.4 million increase in accounts receivable, a $0.5 million increase in inventories, a $0.1 million increase in other current assets, and a $0.5 million decrease in other accrued liabilities. Inventories and accounts payable increased as we increased purchases to support anticipated sales levels, demo equipment needs, and customer delivery requirements.  Deferred income taxes increased due to a reduction in our deferred tax asset valuation allowance.  Accrued compensation increased primarily due to higher incentives based on the profits achieved in the fourth quarter of 2007 compared with the fourth quarter of 2006.  Accounts receivable increased primarily due to the higher net sales level in the fourth quarter of 2007 compared with the fourth quarter of 2006.  The decrease in other accrued liabilities includes primarily the payment of $0.6 million in severance and related costs associated with the sale of our Dallas operations.  Net cash provided by investing activities in 2007 was not significant.  Net cash provided by financing activities amounted to $0.6 million in 2007, consisting primarily of proceeds from employee stock option exercises.

Cash and cash equivalents increased by $4.3 million in 2006.  We generated $3.2 million from operating activities during the year.  The major components of cash flows generated by operating activities were $3.5 million income before a non-cash loss on the sale of discontinued operations, $0.5 million in non-cash depreciation, amortization and share-based compensation expense, a $1.9 million decrease in accounts receivable and a $0.2 million increase in other accrued liabilities, partially offset by a $1.9 million increase in inventories and a $1.1 million decrease in accounts payable.  Accounts receivable decreased due to the favorable timing of cash collections just prior to December 31, 2006 and lower shipment levels in the fourth quarter of 2006 compared with 2005.  The increase in other accrued liabilities included a $0.2 million increase in accrued warranty and no-charge equipment improvement costs.  Although inventory purchases and levels decreased in the fourth quarter of 2006 as business slowed, inventory levels increased from the prior year due to purchases to support new product introductions and our decision to carry higher inventories of some models to meet customer delivery requirements.  Accounts payable decreased primarily due to a reduction in inventory purchases in the fourth quarter of 2006 compared with the fourth quarter of 2005.  Net cash used in investing activities in 2006 amounted to $0.1 million for capital expenditures.  During 2006, we generated $1.2 million from financing activities, primarily from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash and cash equivalents of $12.1 million at December 31, 2007 will be sufficient to meet capital expenditure and working capital needs at least through 2008. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million.  The credit agreement expires in October 2008.  We believe we will be able to extend the agreement at that time or obtain similar financing, if needed.  However, there can be no assurance that such financing will be available with terms favorable to us or at all. We experienced a significant reduction in order activity in the fourth quarter of 2007 and business conditions have continued to be soft in early 2008.  A prolonged continuation of weak business conditions in our industry or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows.  Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value which were not previously required to be measured at fair value.  SFAS 159 is effective for Aetrium at the beginning of fiscal year 2008.  We do not expect the implementation of SFAS 159 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 becomes effective for Aetrium beginning in the first quarter of fiscal year 2008.  We do not expect the implementation of SFAS 157 to have a material impact on our financial position or results of operations.

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

None.

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures:

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting:

Aetrium’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting:

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In designing and operating a control system, one must consider the potential benefits of controls relative to their costs and the reality of limited resources available to allocate to control activities, particularly in smaller companies.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any control will meet its objectives under all potential future conditions.  Because of such inherent limitations in any control system, there can be no absolute assurance that control issues, misstatements, and/or fraud will be prevented or detected.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors of the Registrant

The information under the captions “Election of Directors — Information About Nominees,” “Election of Directors — Other Information About Nominees” and “Election of Directors—Additional Information About the Board and Its Committees” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Executive Officers of the Registrant

The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Identification of Audit Committee; Audit Committee Financial Expert

The information under the caption “Audit Committee Report – Membership and Role of the Audit Committee” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

The information under the caption “Code of Ethics” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11.                      EXECUTIVE COMPENSATION.

The information under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Benefits” and “Executive Compensation and Other Benefits—Compensation Committee—Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the captions “Election of Directors—Additional Information About the Board and Its Committees” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services and the audit committee’s pre-approval polices and procedures under the captions “Independent Registered Public Accounting Firms—Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firms—Pre-approval Policies and Procedures” in our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.                        Financial Statements of Registrant.

The following Consolidated Financial Statements of Aetrium Incorporated and the Independent Registered Public Accounting Firms’ Reports thereon are included herein:

Description	Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Statements of Operations	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Changes in Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 – F-20

(a) 2.  Financial Statement Schedule of Registrant.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3.  Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

If you were one of our shareholders on March 31, 2008 and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109, Attn.: Shareholder Relations.

The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b):

1.	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

3.	1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

4.	Salary Savings Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2) (File No. 33-64962C).

5.	Employment Agreement dated April 1, 1986 between Joseph C. Levesque and us (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2) (File No. 33-64962C).

6.	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002) (File No. 0-22166).

7.	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

8.	Form of Amendments to Change of Control Agreement (filed herewith electronically).

9.	Sales Incentive Program (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

10.	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007) (File No. 0-22166).

FINANCIAL STATEMENTS OF REGISTRANT

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aetrium Incorporated

We have audited the accompanying consolidated balance sheets of Aetrium Incorporated (a Minnesota corporation) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetrium Incorporated as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 14, 2008

AETRIUM INCORPORATED
Consolidated Statements of Operations

Year Ended December 31,	2007	2006
Net sales	$27,989,744	$28,183,661
Cost of goods sold	13,918,687	13,713,846
Gross profit	14,071,057	14,469,815
Operating expenses:
Selling, general and administrative	6,522,170	6,405,651
Research and development	3,535,340	3,364,295
Total operating expenses	10,057,510	9,769,946
Income from operations	4,013,547	4,699,869
Interest income, net	436,159	244,295
Income from continuing operations before income taxes	4,449,706	4,944,164
Income tax expense (benefit)	(2,247,000)	5,000
Income from continuing operations	6,696,706	4,939,164
Discontinued operations (see Note 3):
Loss from discontinued operations	—	(1,485,416)
Loss on sale of discontinued operations	—	(4,004,798)
Net income (loss)	$6,696,706	$(551,050)

Basic income (loss) per share:
Continuing operations	$0.64	$0.49
Discontinued operations	—	(0.55)
Net income (loss)	$0.64	$(0.05)

Diluted income (loss) per share:
Continuing operations	$0.62	$0.47
Discontinued operations	—	(0.52)
Net income (loss)	$0.62	$(0.05)

Weighted average common shares outstanding:
Basic	10,396,000	10,028,000
Diluted	10,726,000	10,586,000

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Balance Sheets

December 31,	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,104,858	$8,394,440
Accounts receivable, net of allowance for doubtfulaccounts of $46,000 in 2007 and 2006	3,542,426	2,164,376
Inventories	7,694,869	7,363,089
Deferred income taxes	315,000	—
Other current assets	588,730	336,229
Total current assets	24,245,883	18,258,134

Property and equipment:
Furniture and fixtures	527,433	535,928
Equipment	1,269,690	1,268,101
Less accumulated depreciation and amortization	(1,612,089)	(1,610,316)
Property and equipment, net	185,034	193,713

Deferred income taxes	2,002,000	—
Other assets	150,238	415,340
Total assets	$26,583,155	$18,867,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$44,838	$41,561
Trade accounts payable	781,866	490,264
Accrued compensation	669,282	378,747
Other accrued liabilities	933,886	1,445,996
Total current liabilities	2,429,872	2,356,568

Long-term debt, less current portion	11,711	56,572

Commitments and contingencies (See Note 11)

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,542,611 and 10,266,252 shares issued and outstanding, respectively	10,543	10,266
Additional paid-in capital	63,094,494	62,103,952
Accumulated deficit	(38,963,465)	(45,660,171)
Total shareholders’ equity	24,141,572	16,454,047
Total liabilities and shareholders’ equity	$26,583,155	$18,867,187

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Changes in Shareholders’ Equity

Total
Common Stock		Additional	Accumulated	Shareholders’
Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2005	9,649,425	$9,649	$60,672,384	$(45,109,121)	$15,572,912
Exercise of stock options	616,827	617	1,241,839	—	1,242,456
Share-based compensation expense	—	—	189,729	—	189,729
Net loss	—	—	—	(551,050)	(551,050)
Balance, December 31, 2006	10,266,252	10,266	62,103,952	(45,660,171)	16,454,047
Exercise of stock options	276,359	277	616,661	—	616,938
Share-based compensation expense	—	—	360,420	—	360,420
Tax benefit from stock option exercises	—	—	13,461	—	13,461
Net income	—	—	—	6,696,706	6,696,706
Balance, December 31, 2007	10,542,611	$10,543	$63,094,494	$(38,963,465)	$24,141,572

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31,	2007	2006
Cash flows from operating activities:
Net income (loss)	$6,696,706	$(551,050)
Loss on sale of discontinued operations	—	4,004,798
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,366	353,445
Share-based compensation expense	360,420	159,946
Deferred income taxes	(2,317,000)	—
Tax benefit from stock option exercises	(13,461)	—
Provision for excess and obsolete inventories	179,000	90,000
Loss on disposal of equipment	2,043	—
Changes in assets and liabilities:
Accounts receivable	(1,378,050)	1,943,950
Inventories	(510,780)	(1,912,938)
Other current assets	(106,811)	(67,948)
Other assets	(71,801)	—
Trade accounts payable	291,602	(1,121,538)
Accrued compensation	290,535	62,764
Other accrued liabilities	(498,649)	200,169
Net cash provided by operating activities	3,039,120	3,161,598
Cash flows from investing activities:
Purchase of property and equipment	(105,672)	(108,121)
Collection of note receivable	188,155	—
Net cash provided by (used in) investing activities	82,483	(108,121)
Cash flows from financing activities:
Proceeds from exercise of stock options	616,938	1,242,456
Tax benefit from stock option exercises	13,461	—
Payments on long-term debt	(41,584)	(35,024)
Net cash provided by financing activities	588,815	1,207,432
Increase in cash and cash equivalents	3,710,418	4,260,909
Cash and cash equivalents at beginning of year	8,394,440	4,133,531
Cash and cash equivalents at end of year	$12,104,858	$8,394,440

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS DESCRIPTION

Aetrium Incorporated designs, manufactures and markets a variety of electromechanical equipment used by the semiconductor industry to handle and test integrated circuits, or ICs.  References in the Notes to Consolidated Financial Statements to “Aetrium,” “the company,” “we” or “our,” unless the context otherwise requires, refer to Aetrium Incorporated and its consolidated subsidiary and their respective predecessors.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the accounts of Aetrium Incorporated and its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Discontinued Operations:  On December 31, 2006, as described in Note 3, we sold our product lines and operations located in Dallas, Texas.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” results for fiscal year 2006 related to those operations are presented as discontinued operations in our consolidated statements of operations.

Cash Equivalents:  Cash equivalents include highly liquid investments with a maturity of three months or less when purchased.  Cash and cash equivalents included certificates of deposit of $2.0 million at December 31, 2007 and 2006.

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

Property and Equipment:  Furniture, fixtures and equipment are recorded at cost and are depreciated using the double declining balance method over estimated useful lives ranging from three to seven years.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts.  Depreciation expense was approximately $0.1 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.  Maintenance and repairs are charged to expense as incurred.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Other Intangible Assets: Identifiable intangible assets, consisting primarily of acquired technology, are capitalized at their respective fair values, which are generally determined using discounted future cash flow techniques and assumptions appropriate to each situation.  Such intangibles are amortized on a straight-line basis over their estimated useful lives of seven to fifteen years. See also Note 7.

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

Revenue Recognition:  Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades.  In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement.  In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement.  For arrangements containing multiple elements, the amounts allocated to delivered and undelivered elements are based on their fair value and revenue is recognized upon delivery of each element.  In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met.  In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet.  We often receive payments from customers prior to recognizing revenue.  For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.”  Customer deposits and deferred revenue are recorded as liabilities and included as a component of “Other accrued liabilities” in our consolidated balance sheet.  See also Notes 8 and 9.

Warranty and Equipment Improvement Costs:  Our products are sold with warranty periods that vary by item and range up to two years.  Estimated warranty costs are accrued in the period that the related revenue is recognized. On occasion, we may provide no-charge equipment improvements for customers at our discretion.  Such costs are accrued when identified, quantified and approved by management.  The following table summarizes product warranty and no-charge equipment improvement expense accruals and settlements for the two years ended December 31, 2007 (in thousands):

	Accrual Balance at beginning of year	Accruals for warranties and no-charge improvements	Settlements made	Accrual Balance at end of year
2006	$133	$948	$(715)	$366
2007	366	389	(479)	276

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

There were no significant changes in estimated warranty accruals for fiscal year 2007 or 2006. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 9.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by defining a threshold for recognizing the benefits of tax return positions and providing guidance on the measurement and classification of income tax uncertainties in financial statements.  FIN 48 also increases disclosure requirements associated with any recorded income tax uncertainties.  We assess our income tax positions and recorded tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. If applicable, associated interest expense is recorded and classified as income tax expense.  The adoption of FIN 48 had no impact on our financial position or results of operations.

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

basic loss per share.  A reconciliation of the number of shares used in the computations of basic and diluted income (loss) per share follows (in thousands):

Year ended Dec. 31,	2007	2006
Weighted average common shares outstanding	10,396	10,028
Potentially dilutive stock options	330	558
Weighted average common shares outstanding, assuming dilution	10,726	10,586

For the years ended December 31, 2007 and 2006, respectively, options to purchase 217,933 and 112,932 common shares are excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock and they would therefore be antidilutive to income per share.

Share-Based Employee Compensation:  On January 1, 2006, Aetrium adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method.  In accordance with SFAS 123R, we began recognizing compensation expense in 2006 for all share-based awards granted or modified in 2006 plus the unvested portion of awards granted prior to 2006.  See Notes 4 and 13 for additional information regarding share-based compensation and our stock incentive plans.

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

The product lines and Dallas operations were sold to WEB Technology, Inc. (WEB), a privately held company owned in part by certain former employees of our Dallas operations, including the general manager of the Dallas operations (see Note 12).  The primary terms of the sale included the following:

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

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

The current portion of the note receivable from WEB ($334,000 and $188,000 at December 31, 2007 and 2006, respectively) is included in the caption “Other current assets” and the long-term portion ($0 and $334,000 at December 31, 2007 and 2006, respectively) is included in the caption “Other assets” in our consolidated balance sheet.

Operating results for the year ended December 31, 2006 related to the divested operations, which are presented as discontinued operations in our consolidated statements of operations, are summarized below (in thousands):

Net sales	$3,260
Cost of goods sold	2,063
Gross profit	1,197
Operating expenses	2,682
Loss from discontinued operations	$(1,485)

No income tax benefit was allocated to the loss from discontinued operations because Aetrium had net operating loss carryforwards available to offset pretax income generated from continuing operations.

NOTE 4: SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

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

Using the Black-Scholes option valuation model, the weighted-average fair value of options granted in 2007 and 2006 was determined to be $1.74 and $2.03, respectively.  Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted were as follows:

Year ended December 31,	2007	2006
Expected dividend level	0%	0%
Expected stock price volatility	56%	59%
Risk-free interest rate	4.5%	5.0%
Expected life of options (years)	3.5	3.5

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Share-based compensation expense included in our consolidated statement of operations (including the effects of the modifications) was as follows (in thousands):

Year ended December 31,	2007	2006
Cost of goods sold	$44	$18
Selling, general and administrative	254	97
Research and development	62	18
Loss from discontinued operations	—	27
Loss on sale of discontinued operations	—	30
Total share-based compensation expense	$360	$190

As of December 31, 2007, we had approximately $1.2 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 3.0 years.

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value which were not previously required to be measured at fair value.  SFAS 159 is effective for Aetrium at the beginning of fiscal year 2008.  We do not expect the implementation of SFAS 159 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 becomes effective for Aetrium beginning in the first quarter of fiscal year 2008.  We do not expect the implementation of SFAS 157 to have a material impact on our financial position or results of operations.

NOTE 6: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for interest and income taxes were as follows (in thousands):

Year ended Dec. 31,	2007	2006
Interest paid	$6	$9
Income taxes paid	$62	$25

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 7: IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets are comprised of the following (in thousands):

December 31,	2007			2006
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Developed technology	$200	$(200)	$—	$200	$(200)	$—
Core technology	567	(567)	—	567	(567)	—
Other	95	(95)	—	95	(92)	3
Total	$862	$(862)	$—	$862	$(859)	$3

The net carrying value of identifiable intangible assets is included in the caption “Other assets” in our consolidated balance sheet.

Amortization expense related to identifiable intangible assets included in our statements of operations was as follows (in thousands):

Year ended Dec. 31,	2007	2006
Continuing operations	$3	$11
Discontinued operations	$—	$191

NOTE 8: INVENTORIES

A summary of the composition of inventories is as follows (in thousands):

December 31,	2007	2006
Purchased parts and completed subassemblies	$3,911	$3,044
Work-in-process	2,336	1,847
Finished goods, including saleable demonstration equipment	1,343	2,372
Equipment shipped, subject to revenue deferral	105	100
Total inventories	$7,695	$7,363

We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required.  As of December 31, 2007, our provision for excess and obsolete inventory was $1.8 million.

NOTE 9: OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2007	2006
Accrued commissions	$114	$6
Accrued warranty	276	366
Customer deposits and deferred revenue	189	199
Accrued severance and other related costs	93	645
Other	262	230
Total other accrued liabilities	$934	$1,446

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

As discussed in Note 3, the accrued severance and other related costs of $645,000 at December 31, 2006 were related to the sale of our Dallas, Texas operations.  Approximately $552,000 of these costs was paid during the fiscal year ended December 31, 2007.  We estimate that the remaining accrual of $93,000 at December 31, 2007 will be paid in 2008 at the rate of approximately $24,000 per quarter.

NOTE 10: CREDIT AGREEMENT AND LONG-TERM DEBT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25%.  The agreement is collateralized by substantially all of our assets and provides that we maintain certain financial covenants.  At December 31, 2007 and 2006, there were no borrowings under the line of credit agreement and we were in compliance with all covenants under the agreement.  The agreement expires in October 2008.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,966 through March 2009.  The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5% (the prime interest rate was 7.25% at December 31, 2007).  The loan balance at December 31, 2007 was $56,549.  Future maturities of long-term debt as of December 31, 2007 are as follows (in thousands):

2008	$45
2009	12
Total	$57

NOTE 11: LEASE OBLIGATIONS

We lease our facility in North St. Paul, Minnesota from a limited liability company controlled by a shareholder of Aetrium.  The shareholder is neither a director nor officer of Aetrium, and, to our knowledge, does not own more than five percent of our common stock.  The lease agreement provides for monthly base rents which were $23,800 as of December 31, 2007 and increase 2% annually through the end of the lease term.  The agreement expires on February 28, 2011, at which time we have an option to extend the lease for an additional five-year term.

In connection with the sale of our Dallas, Texas operations to WEB Technology, Inc. (WEB) on December 31, 2006, the lease related to our Dallas facility was assigned to WEB. The lease expires on April 30, 2008.  We remain contingently liable for the remaining lease payments, which totaled approximately $49,000 at December 31, 2007, if WEB were to default.

In 2000, we vacated a leased facility in Poway, California.  The lease expires in January 2010.  This facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We remain contingently liable for the remaining lease payments, which totaled approximately $1.1 million at December 31, 2007, if either or both of the subtenants were to default.

As indicated above, the vacated facilities in Dallas, Texas and Poway, California are occupied by tenants who are under contract through the remainder of our lease terms.  We believe the lease assignment and sublease income, including scheduled sublease rent increases, will cover our remaining lease obligations.  However, if WEB were to default on the Dallas lease and/or if one or more of the Poway subtenants were

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

to default on their sublease agreements, we may have to record charges related to our future obligations under these leases.

As of December 31, 2007, future minimum annual lease payments under operating leases were as follows (in thousands):

2008	$800
2009	818
2010	347
2011	51
Total minimum lease payments	$2,016

The above minimum lease payments have not been reduced by minimum sublease rentals of $1.2 million for the Poway, California facility due in the future under noncancellable subleases which expire in January 2010.  Also, the above minimum lease payments do not include the Dallas, Texas facility lease that is assigned to WEB Technology, Inc. for which the remaining minimum payments amounted to approximately $49,000 at December 31, 2007.

Rent expense from continuing operations, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended Dec. 31,	2007	2006
Leased from shareholder	$295	$316
Leased from others	508	487
Sublease/assigned lease income	(452)	(416)
Total net rent expense	$351	$387

NOTE 12: RELATED PARTY TRANSACTIONS

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

During fiscal year 2006, we purchased machined parts from two suppliers in which the general manager of our discontinued Dallas, Texas operations has a minority ownership interest.  Purchases from these suppliers included terms which we believe were no less favorable than would have been obtained from other suppliers and amounted to a total of approximately $180,000.

NOTE 13: STOCK OPTION PLANS

Aetrium’s 1993 Stock Incentive Plan (the 1993 Plan) terminated in June 2003.  Stock options granted under the 1993 Plan that were outstanding at the time the plan terminated continued to be exercisable according to their individual terms. As of December 31, 2007, there were no stock options remaining outstanding under the 1993 Plan.  In May 2003, Aetrium’s shareholders approved the adoption of the

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

2003 Stock Incentive Plan (the 2003 Plan) to replace the 1993 Plan.  Employees, officers, directors, consultants and independent contractors providing services to us are eligible to receive awards under the 2003 Plan.  The number of shares available for issuance under the 2003 Plan is equal to 20% of the aggregate number of shares of common stock outstanding less the total number of shares of common stock issuable upon the exercise or conversion of any outstanding stock options, warrants or other stock rights. Our 2003 Plan is administered by the Compensation Committee of our board of directors and provides for the granting of: (a) stock options; (b) stock appreciation rights; (c) restricted stock; (d) performance awards; and (e) stock awards valued in whole or in part by reference to or otherwise based upon our stock.  Options granted under the 2003 Plan may be incentive stock options or nonqualified stock options.  To date, nonqualified stock options are the only awards that we have granted under our 2003 Plan.  The 2003 Plan will terminate on February 28, 2013.  Our stock incentive plans provide that the Compensation Committee may, at its discretion, allow the exercise price of stock options to be paid, in whole or in part, by tendering previously acquired shares that have been held by the option holder for at least six months.

The following table summarizes activity under our stock incentive plans for the year ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	1,486,952	$3.09
Granted	508,000	3.87
Exercised	(286,967)	2.30
Forfeited	(6,421)	2.98
Outstanding, December 31, 2007	1,701,564	$3.45	2.9 years	$4,315

Options at December 31, 2007:
Exercisable and expected to become exercisable	1,667,533	$3.45	2.9 years	$4,229

Exercisable	1,013,640	$3.20	2.1 years	$2,824

As discussed in Note 4, the terms of 173,000 stock options granted in June 2006 were subsequently modified to reduce the exercise price from $4.33 per share to $3.00 per share.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on December 31, 2007 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on December 31, 2007.  The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $609,000.  The total fair value of options vested during the year ended December 31, 2007 was approximately $360,000.

The following table summarizes information related to stock options outstanding at December 31, 2007, all of which are nonqualified options and expire five years after the grant date and of which 279,500 options were fully exercisable when granted, 500,292 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in the second quarter of

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

2005 to become fully exercisable to the extent not then exercisable, and 921,772 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.76 to 3.13	906,564	2.0 years	$2.92	790,103	$2.90
3.87 to 4.81	795,000	3.9 years	4.07	223,537	4.26
$2.76 to 4.81	1,701,564	2.9 years	$3.45	1,013,640	$3.20

NOTE 14: EMPLOYEE SAVINGS 401(k) PLAN

Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age.  Our contributions to the savings plan are at the discretion of management.  We contributed $90,561 and $117,278, respectively, to the plan in 2007 and 2006.

NOTE 15: INCOME TAXES

Income tax expense (benefit) from continuing operations consists of the following components (in thousands):

Year ended December 31,	2007	2006
Current tax expense (benefit):
Federal	$62	$—
State	8	5
Total current expense (benefit)	70	5
Deferred tax expense (benefit):
Federal	(2,213)	—
State	(104)	—
Total deferred expense (benefit)	(2,317)	—
Total income tax expense (benefit)	$(2,247)	$5

A reconciliation of income tax expense (benefit) from continuing operations computed using the federal statutory rate to the income tax expense (benefit) reported in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2007	2006
Tax computed at federal statutory rate	$1,513	$1,681
State taxes, net of federal benefit	126	181
Increase (decrease) in tax from:
Business meals and entertainment	18	18
Tax credits	22	(114)
Valuation allowance change	(3,964)	(1,768)
Other, net	38	7
Reported income tax expense (benefit)	$(2,247)	$5

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2007	2006
Accounts receivable	$17	$17
Inventories	711	694
Employee compensation and benefits	229	194
Amortization of intangibles	892	1,180
NOL and tax credit carryforwards	23,065	24,107
Severance and related cost accruals	33	138
Warranty accrual	99	132
Other, net	46	54
Deferred tax assets	$25,092	$26,516
Less, valuation allowance	(22,775)	(26,516)
Net deferred tax assets	$2,317	$—

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet.  In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2006, we provided a valuation allowance of approximately $26.5 million to fully reserve our deferred tax assets.  At December 31, 2007, we reduced the valuation allowance to approximately $22.8 million based on our assessment of the realizability of our deferred tax assets at that date.  We estimated the realizable amount of our deferred tax assets at December 31, 2007 to be approximately $2.3 million.  This amount was determined in accordance with SFAS 109 by considering all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  Potential future taxable income was evaluated based primarily on anticipated operating results for fiscal year 2008.  We determined that projecting operating results beyond 2008 involves substantial uncertainty and we substantially discounted forecasts beyond fiscal year 2008 as a basis to support our deferred tax assets under the more likely than not realization requirement in SFAS 109.  We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.  If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

Approximately $1.1 million of the $22.8 million valuation allowance at December 31, 2007 is related to deductions for exercised stock options, which would be recorded as an increase in shareholders’ equity if the valuation allowance were to be reversed in a future period.

Aetrium has federal net operating loss carryforwards of approximately $60 million that will begin to expire in 2020 if not utilized.  We also have state net operating loss carryforwards of approximately $21 million that will expire at various times, beginning in 2008, if not utilized.  We also have federal and state research tax credit and alternative minimum tax credit carryforwards of approximately $1.4 million that will expire at various times, beginning in 2013, if not utilized.  The utilization of net operating loss carryforwards and research tax credit carryforwards may be subject to annual limitations in the event of future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Effective January 1, 2007, Aetrium adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  In accordance with FIN 48, we assess our income tax positions and recorded tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where we determine it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where we determine it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. If applicable, associated interest expense is recorded and classified as income tax expense. The Internal Revenue Service and Minnesota Department of Revenue have reviewed our tax returns through 1998. As of December 31, 2007, Aetrium had no unrecorded income tax benefits.

NOTE 16: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2007	2006
Test handler products	69%	67%
Reliability test equipment products	17	15
Change kits and spare parts	14	18
Total	100%	100%

All of our long-lived assets are located in the United States. Sales by geographic area based on product shipment destination were as follows (in thousands):

Year ended December 31,	2007	2006
United States	$6,685	$10,121
Malaysia	9,296	3,979
Philippines	5,948	6,586
Thailand	2,021	3,528
Other foreign countries	4,040	3,970
Total	$27,990	$28,184

Sales to customers comprising more than 10% of our total net sales were as follows:

Year ended December 31,	2007	2006
Customer A	40%	51%
Customer B	36%	20%

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Accounts receivable from customers comprising more than 10% of our total accounts receivable were as follows:

December 31,	2007	2006
Customer A	32%	54%
Customer B	49%	*
Customer C	14%	*
Customer D	*	25%
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

AETRIUM INCORPORATED
Date: March 31, 2008	By: /s/ Joseph C. Levesque
Joseph C. Levesque
Chief Executive Officer and President
(principal executive officer)

By: /s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph C. Levesque	Chairman of the Board
Joseph C. Levesque

/s/ Darnell L. Boehm	Director
Darnell L. Boehm

/s/ Terrence W. Glarner	Director
Terrence W. Glarner

/s/ Andrew J. Greenshields	Director
Andrew J. Greenshields

/s/ Douglas L. Hemer	Director
Douglas L. Hemer

AETRIUM INCORPORATED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).
10.12	Assignment and Assumption of Lease Agreement, dated August 8, 2000, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).
10.13	Bill of Sale, Assignment and Assumption and Lease Agreement, dated March 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).
10.14	Assignment, dated August 31, 2000, by and between Aetrium-EJ Inc. and Daniel Gamelin and Mark Woodman.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-22166).
10.15	Amendment dated January 27, 2003, between Crow-Markison 22-27, Limited Partnership and Aetrium-WEB Technology, LP to Standard Lease Agreement scheduled herein as item 10.12.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).
10.16	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).
10.17	Form of Change of Control Agreement.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).
10.18	Form of Amendments to Change of Control Agreement	Filed herewith electronically.

10.19	Assignment Agreement, dated January 20, 2004, by and between us and Littlefeet, Inc.	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).
10.20	Sales Incentive Program.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).
10.21	Business Loan Agreement, dated October 25, 2007, between Bremer Bank and us.	Incorporated by reference to Exhibit 20.21 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 0-22166).
10.22	Note, dated October 25, 2007, issued by us to Bremer Bank.	Incorporated by reference to Exhibit 20.22 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 0-22166).
10.23	Commercial Lease dated February 24, 2006 between Kamko I, LLC and us.	Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-22166).
10.24	Asset Purchase Agreement, dated December 28, 2006, between WEB Technology, Inc. and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2007 (File No. 0-22166).
10.25	Executive Officer Profit Sharing Program.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007 (File No. 0-22166).
14.1	Code of Business Conduct and Ethics.	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).
21.1	Subsidiaries of the Registrant.	Filed herewith electronically.
23.1	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.
31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.
31.3	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

SCHEDULE II

Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Allowance for doubtful accounts:
2006	$46	$0	$0	$0	$46
2007	46	0	0	0	46
Inventory excess and obsolescence reserve (1):
2006	$2,257	$0	$0	$(588)	$1,669
2007	1,669	179	0	(88)	1,760
Valuation allowance on deferred tax assets (2):
2006	$25,600	$274	$642	$0	$26,516
2007	26,516	(3,964)	223	0	22,775

(1)	Deductions represent sales or disposals of reserved inventory.

(2)	Amounts charged to other accounts represent the portion of the valuation allowance charged to Additional Paid-In Capital for income tax benefits related to stock option exercises.

S-1