Form 10-Q
period 2008-03-31
AETRIUM INC
filed 2008-05-07
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☑

Number of shares of Common Stock, $.001 par value, outstanding on April 24, 2008	10,586,722

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Income (unaudited) for the three months ended March 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007	5

	Notes to unaudited consolidated financial statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 4T.	Controls and Procedures	14

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES	16

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	March 31,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$12,882	$12,105
Accounts receivable, net	2,648	3,542
Inventories	8,073	7,695
Deferred income taxes	284	315
Other current assets	492	589
Total current assets	24,379	24,246

Property and equipment:
Furniture and fixtures	527	527
Equipment	1,294	1,270
	1,821	1,797
Less accumulated depreciation and amortization	(1,639)	(1,612)
Property and equipment, net	182	185

Deferred income taxes	1,878	2,002
Other assets	129	150

Total assets	$26,568	$26,583

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$46	$45
Trade accounts payable	842	782
Accrued compensation	588	669
Other accrued liabilities	654	934
Total current liabilities	2,130	2,430

Long-term debt, less current portion	—	11

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,581,722 and 10,542,611 shares issued and outstanding, respectively	11	11
Additional paid-in capital	63,127	63,094
Accumulated deficit	(38,700)	(38,963)
Total shareholders' equity	24,438	24,142

Total liabilities and shareholders' equity	$26,568	$26,583

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2008	2007

Net sales	$5,635	$5,105
Cost of goods sold	2,859	2,415
Gross profit	2,776	2,690

Operating expenses:
Selling, general and administrative	1,702	1,266
Research and development	776	976
Total operating expenses	2,478	2,242

Income from operations	298	448
Interest income, net	120	101
Income before income taxes	418	549
Income tax expense	155	5
Net income	$263	$544

Income per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

Weighted average common shares outstanding:
Basic	10,554	10,278
Diluted	10,829	10,581

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$263	$544
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	27	23
Share-based compensation expense	109	52
Deferred income taxes	155	—
Changes in assets and liabilities:
Accounts receivable	894	(778)
Inventories	(378)	(506)
Other current assets	32	2
Other assets	21	(113)
Trade accounts payable	60	1,569
Accrued compensation	(81)	183
Other accrued liabilities	(367)	(773)
Net cash provided by operating activities	735	203

Cash flows from investing activities:
Purchase of property and equipment	(24)	(1)
Payment received on note receivable	65	—
Net cash provided by (used in) investing activities	41	(1)

Cash flows from financing activities:
Proceeds from exercise of stock options	11	68
Payments on long-term debt	(10)	(10)
Net cash provided by financing activities	1	58

Net increase in cash and cash equivalents	777	260

Cash and cash equivalents at beginning of period	12,105	8,394

Cash and cash equivalents at end of period	$12,882	$8,654

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2.	SHARE-BASED COMPENSATION

In February 2008, a total of 40,000 stock options were granted to certain Aetrium employees under our 2003 Stock Incentive Plan. The options granted have an exercise price of $4.09 per share, the fair market value on the date of grant. The options vest in monthly increments over four years and will expire five years after the grant date. Using the Black-Scholes valuation model, the weighted average fair value of the options granted was determined to be $1.43 per share. Weighted average assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of the options granted were as follows:

Expected stock price volatility	44%
Risk-free interest rate	2.7%
Expected dividend level	0%
Expected life of options (years)	3.5

Share-based compensation expense included in our consolidated statements of income was as follows (in thousands):

	Three months ended March 31,
	2008	2007

Cost of goods sold	$14	$7
Selling, general and administrative	78	36
Research and development	17	9
Total share-based compensation expense	$109	$52

As of March 31, 2008, we had approximately $1.2 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.8 years.

3.	INCOME PER COMMON SHARE

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock options using the treasury stock method. A reconciliation of the number of shares used in the computations of basic and diluted income per share follows (in thousands):

	Three months ended March 31,
	2008	2007

Weighted average common shares outstanding	10,554	10,278
Potentially dilutive stock options	275	303
Weighted average common shares outstanding, assuming dilution	10,829	10,581

For the three month periods ended March 31, 2008 and 2007, options to purchase 50,000 and 291,375 common shares, respectively, are excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the applicable periods, and they would therefore be antidilutive to income per share.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our financial position or results of operations.

5.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007

Purchased parts and completed subassemblies	$4,444	$3,911
Work-in-process	770	2,336
Finished goods, including saleable demonstration equipment	2,859	1,343
Equipment shipped, subject to revenue deferral	—	105
Total inventories	$8,073	$7,695

6.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007

Accrued commissions	$41	$114
Accrued warranty and no-charge equipment improvements	172	276
Customer deposits and deferred revenue	—	189
Accrued severance and other related costs	74	93
Other	367	262
Total other accrued liabilities	$654	$934

The following table summarizes product warranty and no-charge equipment improvement expense accruals and settlements for the three months ended March 31, 2008 (in thousands):

Accrual balance, December 31, 2007	$276
Accruals for warranties and no-charge equipment improvements	117
Settlements made	(221)
Accrual balance, March 31, 2008	$172

7.	CREDIT AGREEMENT AND LONG-TERM DEBT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25%. The agreement is collateralized by substantially all of our assets and provides that we maintain certain financial covenants. At March 31, 2008 and December 31, 2007, there were no borrowings under the line of credit agreement, and we were in compliance with all covenants under the agreement. The agreement expires in October 2008.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments of $3,966 through March 2009. The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The loan balance at March 31, 2008 was $45,651.

8.	VACATED FACILITY AND RELATED LEASE OBLIGATION

In 2000, we vacated a leased facility in Poway, California. The lease expires in January 2010. The facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We remain contingently liable for the remaining lease payments, which totaled approximately $1.0 million at March 31, 2008, if either or both of the subtenants were to default. We believe sublease income, including scheduled rent increases, will cover our remaining lease obligations. However, if one or more of the subtenants were to default on their sublease agreements, we may have to record charges related to our future obligations under this lease.

9.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plan for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	1,701,564	$3.45
Granted	40,000	4.09
Exercised	(148,750)	2.76
Outstanding, March 31, 2008	1,592,814	$3.53

Options at March 31, 2008:
Exercisable and expected to become exercisable	1,560,958	$3.53	2.9 years	$772

Exercisable	924,230	$3.32	2.2 years	$661

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2008 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $256,000. The total fair value of options vested during the three months ended March 31, 2008 was $109,000.

The following table summarizes information related to stock options outstanding at March 31, 2008, all of which are nonqualified options and expire five years after the grant date and of which 279,500 options were fully exercisable when granted, 355,292 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in 2005 to become fully exercisable to the extent not then exercisable, and 958,022 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.76 to 3.13	757,814	1.9 years	$2.95	652,471	$2.94
3.87 to 4.81	835,000	3.7 years	4.07	271,759	4.22
$2.76 to 4.81	1,592,814	2.9 years	$3.53	924,230	$3.32

10.	INCOME TAXES

Income tax expense for the three months ended March 31, 2008 was $155,000 or 37% of pretax income, which was based on our estimated annual effective tax rate for the full year. The estimated effective tax rate included the federal statutory rate and estimated net state income taxes, but did not reflect any tax benefit from the federal research credit, which expired on December 31, 2007. The estimated effective tax rate used in future quarters may change based on updates to our estimates of pretax income for the year and for changes in legislation.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve our deferred tax assets. At December 31, 2007, we had approximately $25.1 million in deferred tax assets and estimated the realizable amount to be approximately $2.3 million. Accordingly, we reduced the valuation allowance to approximately $22.8 million and reflected net deferred tax assets of $2.3 million on our consolidated balance sheet at that date. At March 31, 2008, deferred tax assets reflected on our consolidated balance sheet amounted to approximately $2.2 million (net of the $22.8 million valuation allowance). We determined that it is more likely than not that this amount will be realized in the future. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit and, for any portion related to deductions for stock option exercises, an increase in shareholders' equity. If the valuation allowance is increased, we would record additional income tax expense.

We recorded income tax expense of $5,000 for the three months ended March 31, 2007, primarily for estimated federal alternative minimum tax and certain state minimum fees.

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

As an equipment supplier to the semiconductor industry, Aetrium’s results are driven primarily by worldwide demand for ICs, which in turn depends on end-user demand for electronic products. The demand for our products can fluctuate significantly from period to period due to the direct or indirect impact of numerous factors, including but not limited to changes in the supply and demand for ICs, changes in IC manufacturing capacity, advancements in industry technologies, changes in U.S. and worldwide economic conditions and competitive factors.

Semiconductor industry conditions were generally favorable in 2006 but weakened significantly in the second half of the year. Industry conditions in general continued to be relatively weak in 2007 although conditions improved for some segments where the demand for certain IC device types increased. Aetrium experienced increasing order activity in the first three quarters of 2007 for some of our test handler models, particularly those that are used in analog device-type applications. This led to sequential increases in quarterly net sales in 2007 to $5.1 million, $5.9 million, $7.7 million and $9.3 million, respectively. Although our revenues increased sequentially to $9.3 million in the fourth quarter of 2007, new orders decreased significantly from third quarter levels, consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry.

Amid general economic concerns, semiconductor and semiconductor equipment industry conditions continued to be weak through the first quarter of 2008. Aetrium’s orders decreased sequentially and our net sales decreased to $5.6 million in the first quarter of 2008 compared with $9.3 million in the fourth quarter of 2007. In the short term, we expect semiconductor manufacturers will continue to be cautious regarding capital expenditures. There can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions and/or other factors will not adversely impact our future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Net Sales. Total net sales for the three months ended March 31, 2008 were $5.6 million compared with $5.1 million for the same period in 2007, a 10% increase. Net sales of test handlers were $4.1 million in the first three months of 2008 compared with $3.1 million for the same period in 2007, an increase of 30%. The increase in test handler sales reflects in part the continued acceptance of our 55V16 gravity test handler in the marketplace. Sales of reliability test equipment, which can fluctuate significantly from period to period due to the small numbers of unit sales and varying prices based on its modular design, were $0.5 million including two test systems sold in the first three months of 2008. This compares with $1.0 million including three test systems sold in the same period in 2007, a decrease of 52%. Sales of change kits and spare parts were $1.1 million in the first three months of 2008 compared with $1.0 million for the same period in 2007, an increase of 11%.

Gross Profit. Gross profit was 49.3% of net sales for the three months ended March 31, 2008 compared with 52.7% of net sales for the comparable period in 2007. Gross margin decreased in 2008 primarily due to a less favorable product mix and less favorable distribution mix. Sales of test handlers, which typically generate lower margins than our other product lines, represented 72% of total net sales in the first three months of 2008 compared with 61% for the comparable period in 2007. Sales of reliability test equipment, which are generally higher margin sales, represented 9% of total sales in the first three months of 2008 compared with 20% for the same period in 2007. Sales of spare parts and change kits, which are also generally higher margin sales, were 19% of total sales in the first three months of both 2008 and 2007. Discounted sales to distributors represented 66% of total net sales in the first three months of 2008 compared with 29% for the comparable period in 2007.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 were $1.7 million compared with $1.3 million for the comparable period in 2007, a 34% increase. Wages and related costs increased $0.2 million due to wage increases and additional personnel hired for field service and sales support activities. Warranty and no-charge equipment improvement costs increased $0.1 million due in part to the increase in sales. Travel and equipment demonstration expenses increased $0.1 million to support increased field service activities and sales efforts to expand our customer base.

Research and Development. Research and development expenses were $0.8 million for the three months ended March 31, 2008, compared with $1.0 million for the same period in 2007, a decrease of 20%. The decrease was primarily attributable to reductions in contract services and travel costs. Research and development expenses represented 13.8% and 19.1% of total net sales for the three months ended March 31, 2008 and 2007, respectively. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in the first quarter of 2007.

Interest Income, net. Interest income (expense), net, amounted to $120,000 and $101,000 in the three month periods ended March 31, 2008 and 2007, respectively. These amounts consisted primarily of interest income from the investment of excess funds. Interest income increased in 2008 compared with the prior year primarily due to higher average cash balances partially offset by lower interest rates.

Income Taxes. Income tax expense for the three months ended March 31, 2008 was $155,000 or 37% of pretax income, which was based on our estimated annual effective tax rate for the full year. The estimated effective tax rate included the federal statutory rate and estimated net state income taxes, but did not reflect any tax benefit from the federal research credit, which expired on December 31, 2007. The estimated effective tax rate used in future quarters may change based on updates to our estimates of pretax income for the year and for changes in legislation.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve our deferred tax assets. At December 31, 2007, we had approximately $25.1 million in deferred tax assets and estimated the realizable amount to be approximately $2.3 million. Accordingly, we reduced the valuation allowance to approximately $22.8 million and reflected net deferred tax assets of $2.3 million on our consolidated balance sheet at that date. At March 31, 2008, deferred tax assets reflected on our consolidated balance sheet amounted to approximately $2.2 million (net of the $22.8 million valuation allowance). We determined that it is more likely than not that this amount will be realized in the future. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit and, for any portion related to deductions for stock option exercises, an increase in shareholders' equity. If the valuation allowance is increased, we would record additional income tax expense.

We recorded income tax expense of $5,000 for the three months ended March 31, 2007, primarily for estimated federal alternative minimum tax and certain state minimum fees.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.8 million in the three months ended March 31, 2008. We generated $0.7 million in cash from operating activities during this period. The major components of cash flows from operating activities were net income of $0.3 million, $0.1 million in non-cash depreciation and share-based compensation expense, a $0.2 million decrease in deferred income taxes, and a $0.9 million decrease in accounts receivable, partially offset by a $0.4 million increase in inventories, a $0.2 million decrease in deferred revenue and a $0.1 million decrease in accrued warranty and no-charge equipment improvements. Accounts receivable decreased primarily due to the significant decrease in net sales in the first quarter of 2008 compared with the fourth quarter of 2007. Inventories increased primarily due to lower net sales than anticipated. Deferred revenue decreased as revenue recognition criteria were satisfied for items that had been deferred at December 31, 2007. Accrued warranty and no-charge equipment improvements decreased due to lower net sales and the shipment of certain items accrued in prior periods. Net cash provided by investing and financing activities in the three months ended March 31, 2008 was not significant.

Cash and cash equivalents increased by approximately $0.3 million in the three months ended March 31, 2007. We generated $0.2 million from operating activities during this period. The major components of cash flows from operating activities were net income of $0.5 million, $0.1 million in non-cash depreciation and share-based compensation expense, a $1.6 million increase in accounts payable and a $0.2 million increase in accrued compensation, partially offset by a $0.8 million increase in accounts receivable, a $0.5 million increase in inventories and a $0.8 million decrease in other accrued liabilities. Inventories and accounts payable increased as we increased purchases to support anticipated sales levels and customer delivery requirements. Accounts receivable increased primarily because a higher portion of sales shipped later in the first quarter of 2007 compared with the fourth quarter of 2006. The decrease in other accrued liabilities includes the payment of $0.4 million in severance and related costs associated with the sale of our Dallas operations in 2006, a $0.2 million decrease in accrued warranty and no-charge equipment improvements expense and a $0.2 million decrease in deferred revenue. Net cash used in investing activities in the three months ended March 31, 2007 was not significant. Net cash provided by financing activities in the three months ended March 31, 2007 included $0.1 million in proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $12.9 million at March 31, 2008 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. The credit agreement expires in October 2008. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. In addition, a prolonged continuation of the generally weak business conditions in our industry or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our financial position or results of operations.

Item 4T.	Controls and Procedures

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

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

AETRIUM INCORPORATED
(Registrant)

Date: May 7, 2008	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: May 7, 2008	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)