Form 10-Q/A
period 2008-05-27
AETRIUM INC
filed 2008-05-27
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

AETRIUM INCORPORATED

AMENDMENT NO. 1 TO FORM 10-Q

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as originally filed with the Securities and Exchange Commission on May 7, 2008 (the “Original Filing”).  This Amendment solely amends Part II, Item 6 of the Original Filing to revise paragraphs 1, 2, 4, and 5 of exhibits 31.1, 31.2, and 31.3, certifications of the Chief Executive Officer, Chief Administrative Officer, and Treasurer, respectively, to conform with the language set forth in Regulation S-K, Item 601(b)(31).  Except for the revisions described above, this Amendment does not amend, modify, or update the Original Filing in any respect.

AETRIUM INCORPORATED

TABLE OF CONTENTS

PART II	OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: May 27, 2008	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: May 27, 2008	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

AETRIUM INCORPORATED

EXHIBITS TO FORM 10-Q/A QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2008

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.