Form 10-Q
period 2008-06-30
AETRIUM INC
filed 2008-08-08
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☑

Number of shares of Common Stock, $.001 par value, outstanding on July 25, 2008	10,588,722

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007	5

	Notes to unaudited consolidated financial statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 4T.	Controls and Procedures	14

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES	16

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	June 30,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$11,983	$12,105
Accounts receivable, net	2,086	3,542
Inventories	8,877	7,695
Deferred income taxes	315	315
Other current assets	279	589
Total current assets	23,540	24,246

Property and equipment:
Furniture and fixtures	527	527
Equipment	1,298	1,270
	1,825	1,797
Less accumulated depreciation and amortization	(1,660)	(1,612)
Property and equipment, net	165	185

Deferred income taxes	2,107	2,002
Other assets	303	150

Total assets	$26,115	$26,583

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$35	$45
Trade accounts payable	1,041	782
Accrued compensation	322	669
Other accrued liabilities	580	934
Total current liabilities	1,978	2,430

Long-term debt, less current portion	—	11

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,586,722 at June 30, 2008 and 10,542,611 at December 31, 2007	11	11
Additional paid-in capital	63,267	63,094
Accumulated deficit	(39,141)	(38,963)
Total shareholders' equity	24,137	24,142

Total liabilities and shareholders' equity	$26,115	$26,583

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$3,222	$5,866	$8,857	$10,971
Cost of goods sold	1,762	2,912	4,621	5,327
Gross profit	1,460	2,954	4,236	5,644

Operating expenses:
Selling, general and administrative	1,496	1,523	3,198	2,789
Research and development	748	912	1,524	1,888
Total operating expenses	2,244	2,435	4,722	4,677

Income (loss) from operations	(784)	519	(486)	967
Interest income, net	83	102	203	203
Income (loss) before income taxes	(701)	621	(283)	1,170
Income tax benefit (expense)	260	(9)	105	(14)
Net income (loss)	$(441)	$612	$(178)	$1,156

Income (loss) per share:
Basic	$(0.04)	$0.06	$(0.02)	$0.11
Diluted	$(0.04)	$0.06	$(0.02)	$0.11

Weighted average common shares outstanding:
Basic	10,586	10,394	10,570	10,336
Diluted	10,586	10,683	10,570	10,632

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(178)	$1,156
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	48	48
Share-based compensation expense	236	146
Deferred income taxes	(105)	—
Changes in assets and liabilities:
Accounts receivable	1,456	(934)
Inventories	(1,182)	(497)
Other current assets	54	(4)
Other assets	38	(142)
Trade accounts payable	259	811
Accrued compensation	(347)	112
Other accrued liabilities	(354)	(791)
Net cash used in operating activities	(75)	(95)

Cash flows from investing activities:
Purchase of property and equipment	(28)	(18)
Collection of note receivable	65	60
Net cash provided by investing activities	37	42

Cash flows from financing activities:
Proceeds from exercise of stock options	25	339
Repurchase of shares in connection with exercise of stock options	(88)	—
Payments on long-term debt	(21)	(20)
Net cash provided by (used in) financing activities	(84)	319

Net increase (decrease) in cash and cash equivalents	(122)	266

Cash and cash equivalents at beginning of period	12,105	8,394

Cash and cash equivalents at end of period	$11,983	$8,660

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

2.	NOTE RECEIVABLE

In connection with the sale of our Dallas operations to WEB Technology, Inc. (WEB) in 2006, we received a promissory note from WEB which provided for installment payments through December 2008. In July 2008, at WEB’s request, the note was restructured to provide for installment payments through December 2010. The current portion of the note receivable balance is included in the caption “Other current assets” and the long-term portion is included in the caption “Other assets” in our consolidated balance sheet as follows (in thousands):

	June 30,	December 31,
	2008	2007

Current portion - included in “Other current assets”	$78	$334
Long-term portion - included in “Other assets”	191	—
Total note receivable	$269	$334

3.	SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model.

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cost of goods sold	$17	$12	$31	$19
Selling, general and administrative	89	66	167	102
Research and development	21	16	38	25
Total share-based compensation expense	$127	$94	$236	$146

As of June 30, 2008, we had approximately $1.5 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years.

4.	INCOME (LOSS) PER COMMON SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	10,586	10,394	10,570	10,336
Potentially dilutive stock options	—	289	—	296
Weighted average common shares outstanding, assuming dilution	10,586	10,683	10,570	10,632

For the three and six-month periods ended June 30, 2008, all stock options were excluded from the diluted computations because they would be antidilutive. For the three and six-month periods ended June 30, 2007, options to purchase approximately 291,000 common shares were excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to income per share. As of June 30, 2008, there were 1,982,397 outstanding stock options that could have potentially impacted diluted income per share.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

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

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007

Purchased parts and completed subassemblies	$5,035	$3,911
Work-in-process	890	2,336
Finished goods, including saleable demonstration equipment	2,522	1,343
Equipment shipped, subject to revenue deferral	430	105
Total inventories	$8,877	$7,695

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007

Accrued commissions	$59	$114
Accrued warranty and no-charge equipment improvements	227	276
Customer deposits and deferred revenue	—	189
Accrued severance and other related costs	49	93
Other	245	262
Total other accrued liabilities	$580	$934

The following table summarizes product warranty and no-charge equipment improvement expense accruals and settlements for the six months ended June 30, 2008 (in thousands):

Accrual balance, December 31, 2007	$276
Accruals for warranties and no-charge equipment improvements	206
Settlements made	(255)
Accrual balance, June 30, 2008	$227

8.	CREDIT AGREEMENT AND LONG-TERM DEBT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25%. At June 30, 2008 and December 31, 2007, there were no borrowings under the agreement. The agreement is collateralized by substantially all of our assets and provides that we maintain certain financial covenants. As of June 30, 2008, we were not in compliance with a minimum net income covenant under the agreement. However, the bank waived the requirement in July 2008. The line of credit agreement expires in October 2008.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments through March 2009. The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The loan balance at June 30, 2008 was $34,504.

9.	VACATED FACILITY AND RELATED LEASE OBLIGATION

In 2000, we vacated a leased facility in Poway, California. The lease expires in January 2010. The facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. The remaining lease payments for which we are responsible total approximately $0.9 million at June 30, 2008. We believe sublease income will cover our remaining lease obligations. However, if one or more of the subtenants were to default on their sublease agreements, we may have to record charges related to our future obligations under this lease.

10.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plan for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	1,701,564	$3.45
Granted	440,000	3.19
Exercised	(153,750)	2.76
Forfeited	(5,417)	3.00
Outstanding, June 30, 2008	1,982,397	$3.44	3.1 years	$68

Options at June 30, 2008:
Exercisable and expected to become exercisable	1,942,749	$3.44	3.1 years	$66

Exercisable	995,667	$3.34	2.1 years	$68

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2008 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $264,000. The total fair value of options vested during the six months ended June 30, 2008 was $236,000.

In March 2008, in connection with certain stock option exercises, employees surrendered 89,834 shares ($399,475 fair market value) and 19,805 shares ($88,086 fair market value) of common stock as payment for the exercise prices and related withholding tax obligations, respectively, of such options.

The following table summarizes information related to stock options outstanding at June 30, 2008, all of which are nonqualified options and expire five years after the grant date and of which 279,500 options were fully exercisable when granted, 350,292 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in 2005 to become fully exercisable to the extent not then exercisable, and 1,352,605 options become exercisable over four years from the date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.76 to 3.13	1,147,397	2.8 years	$2.99	674,839	$2.93
3.87 to 4.81	835,000	3.5 years	4.07	320,828	4.19
$2.76 to 4.81	1,982,397	3.1 years	$3.44	995,667	$3.34

11.	INCOME TAXES

We recorded an income tax benefit of $260,000 and $105,000 for the three and six months ended June 30, 2008, respectively, which reflects a 37% effective tax rate. The tax rate was based on our estimated annual effective tax rate for the full year and included the federal statutory rate and estimated net state income taxes, but did not reflect any tax benefit from the federal research credit, which expired on December 31, 2007. The estimated effective tax rate used in future periods may change based on updates to our estimates of pretax income or loss for the year and for changes in legislation.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve our deferred tax assets. At December 31, 2007, we had approximately $25.1 million in deferred tax assets and estimated the realizable amount to be approximately $2.3 million. Accordingly, we reduced the valuation allowance to approximately $22.8 million and reflected net deferred tax assets of $2.3 million on our consolidated balance sheet at that date. At June 30, 2008, deferred tax assets reflected on our consolidated balance sheet amounted to approximately $2.4 million (net of the $22.8 million valuation allowance). We determined that it is more likely than not that this amount will be realized in the future. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit and, for any portion related to deductions for stock option exercises, an increase in shareholders' equity. If the valuation allowance is increased, we would record additional income tax expense.

We recorded income tax expense of $9,000 and $14,000 for the three and six months ended June 30, 2007, respectively, primarily for estimated federal alternative minimum tax and certain state minimum fees.

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

Amid general economic concerns, semiconductor and semiconductor equipment industry conditions continued to be weak through the first half of 2008. In the first quarter of 2008, Aetrium’s orders decreased sequentially and our net sales decreased to $5.6 million compared with $9.3 million in the fourth quarter of 2007. In the second quarter of 2008, our orders increased over first quarter levels. However, a significant portion of the orders were received late in the quarter and our net sales decreased further to $3.2 million. Although the recent improvement in order activity has continued into the third quarter and we believe our net sales will increase in the second half of 2008, we expect semiconductor manufacturers will continue to be cautious regarding capital expenditures and there can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions and/or other factors will not adversely impact our future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Net Sales. Total net sales for the six months ended June 30, 2008 were $8.9 million compared with $11.0 million for the same period in 2007, a 19% decrease. Total net sales for the three months ended June 30, 2008 were $3.2 million compared with $5.9 million for the same period in 2007, a 45% decrease. Net sales of test handlers were $5.3 million and net sales of reliability test equipment were $1.0 million in the first six months of 2008, decreases of 22% and 53%, respectively, from the same period in 2007. The decrease in test handler and reliability test equipment sales in 2008 is attributed to a general weakness in the semiconductor equipment industry that developed late in 2007 and continued into the first half of 2008. Sales of change kits and spare parts were $2.5 million in the first six months of 2008 compared with $1.9 million for the same period in 2007, an increase of 30%. Sales of change kits and spare parts can increase prior to an anticipated industry upturn as some customers strive to improve the utilization of existing equipment before buying new equipment, which we believe occurred to some extent in the first half of 2008.

Gross Profit. Gross profit was 47.8% of net sales for the six months ended June 30, 2008 compared with 51.4% of net sales for the comparable period in 2007. Our gross margin decreased in 2008 primarily due to inefficiencies associated with lower production and net sales levels and to a less favorable distribution mix. Discounted sales to distributors represented 59% of total net sales in the first half of 2008 compared with 38% for the comparable period in 2007. Gross profit was 45.3% of net sales for the three months ended June 30, 2008 compared with 50.4 of net sales for the comparable period in 2007. The decrease in gross margin was primarily attributable to inefficiencies associated with lower production and net sales levels partially offset by a more favorable product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2008 were $3.2 million compared with $2.8 million for the comparable period in 2007, a 15% increase. Wages and related costs increased $0.2 million primarily due to wage increases and additional personnel hired for field service and sales support activities. Travel and equipment demonstration expenses increased $0.1 million to support increased field service activities and sales efforts to expand our customer base. Warranty and no-charge equipment improvement costs increased $0.1 million. Selling, general and administrative expenses for the three months ended June 30, 2008 were $1.5 million, approximately the same as the comparable period in 2007. Slightly higher wages and other costs related to service and sales support activities were offset by lower commission expense on reduced sales and the elimination of profit-related incentives.

Research and Development. Research and development expenses were $1.5 million for the six months ended June 30, 2008, compared with $1.9 million for the same period in 2007, a decrease of 19%. Research and development expenses were $0.7 million for the three months ended June 30, 2008, compared with $0.9 million for the same period in 2007, a decrease of 18%. The decreases in 2008 were primarily attributable to reductions in contract services and travel costs. Research and development expenses represented 17.2% of total net sales for the six month period ended June 30, 2008 compared with 12.6% of total net sales for fiscal year 2007. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in the first half of 2008.

Interest Income, net. Interest income, net, amounted to $203,000 for each of the six-month periods ended June 30, 2008 and 2007 and amounted to $83,000 and $102,000 for the three-month periods ended June 30, 2008 and 2007, respectively. These amounts consisted primarily of interest income from the investment of excess funds and, since early 2007, reflect generally increasing average invested cash balances offset by declining interest rates.

Income Taxes. We recorded an income tax benefit of $260,000 and $105,000 for the three and six months ended June 30, 2008, respectively, which reflects a 37% effective tax rate. The tax rate was based on our estimated annual effective tax rate for the full year and included the federal statutory rate and estimated net state income taxes, but did not reflect any tax benefit from the federal research credit, which expired on December 31, 2007. The estimated effective tax rate used in future periods may change based on updates to our estimates of pretax income or loss for the year and for changes in legislation.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve our deferred tax assets. At December 31, 2007, we had approximately $25.1 million in deferred tax assets and estimated the realizable amount to be approximately $2.3 million. Accordingly, we reduced the valuation allowance to approximately $22.8 million and reflected net deferred tax assets of $2.3 million on our consolidated balance sheet at that date. At June 30, 2008, deferred tax assets reflected on our consolidated balance sheet amounted to approximately $2.4 million (net of the $22.8 million valuation allowance). We determined that it is more likely than not that this amount will be realized in the future. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit and, for any portion related to deductions for stock option exercises, an increase in shareholders' equity. If the valuation allowance is increased, we would record additional income tax expense.

We recorded income tax expense of $9,000 and $14,000 for the three and six months ended June 30, 2007, respectively, primarily for estimated federal alternative minimum tax and certain state minimum fees.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.1 million in the six months ended June 30, 2008. We used $0.1 million in cash to fund operating activities during this period. The major components of cash flows from operating activities were our net loss of $0.2 million, a $1.2 million increase in inventories, a $0.3 million decrease in accrued compensation, a $0.2 million decrease in deferred revenue, and a $0.1 million increase in deferred income taxes, partially offset by $0.3 million in non-cash depreciation and share-based compensation expense, a $1.5 million decrease in accounts receivable, and a $0.3 million increase in accounts payable. Inventories increased due to selective increases of certain inventories to meet anticipated customer delivery requirements, an increase in the number of demonstration equipment units used for new customer evaluations, and lower-than-anticipated net sales. Accrued compensation decreased primarily due to lower profit-related incentives. Deferred revenue decreased as revenue recognition criteria were satisfied for items that had been deferred at December 31, 2007. Accounts receivable decreased primarily due to the significant decrease in net sales in the second quarter of 2008 compared with the fourth quarter of 2007. Net cash provided by investing activities in the six months ended June 30, 2008 was not significant. Net cash used in financing activities in the six months ended June 30, 2008 amounted to $0.1 million, primarily related to the repurchase of shares of common stock in connection with stock option exercises.

Cash and cash equivalents increased by approximately $0.3 million in the six months ended June 30, 2007. We used $0.1 million to fund operating activities during this period. The major components of cash flows used by operating activities were a $0.9 million increase in accounts receivable, a $0.5 million increase in inventories, a $0.1 million increase in other assets, and a $0.7 million decrease in accrued liabilities, partially offset by net income of $1.2 million, $0.2 million in non-cash depreciation and share-based compensation expense, and a $0.8 million increase in accounts payable. Accounts receivable increased primarily due to the higher net sales level in the second quarter of 2007 compared with the fourth quarter of 2006. Inventories and accounts payable increased as we increased purchases to support anticipated sales levels, demo equipment needs, and customer delivery requirements. The decrease in other accrued liabilities included the payment of $0.5 million in severance and related costs associated with the sale of our Dallas operations in late 2006, a $0.2 million decrease in accrued warranty and no-charge equipment improvements expense, and a $0.2 million decrease in deferred revenue. Net cash generated by investing activities in the six months ended June 30, 2007 was not significant. Net cash provided by financing activities in the six months ended June 30, 2007 amounted to $0.3 million, consisting primarily of proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $12.0 million at June 30, 2008 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. The credit agreement expires in October 2008. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all. In addition, a prolonged continuation of the generally weak business conditions in our industry or future industry downturns could negatively impact the demand for and prices of our products and adversely affect future cash flows. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

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

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

	On May 21, 2008 the company held its Annual Shareholder Meeting at which the shareholders elected the following individuals to serve as members of the Board of Directors:

	Votes:	For	Against	With-held	Non-Vote
	Joseph C. Levesque	7,664,832	0	1,914,377	0
	Darnell L. Boehm	9,052,629	0	526,580	0
	Terrence W. Glarner	9,281,410	0	297,799	0
	Andrew J. Greenshields	9,281,410	0	297,799	0
	Douglas L. Hemer	7,883,099	0	1,696,110	0

Item 5.	Other Information

	None.

Item 6.	Exhibits
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

AETRIUM INCORPORATED
(Registrant)

Date: August 8, 2008	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)