Form 10-Q
period 2008-09-30
AETRIUM INC
filed 2008-11-12
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☑

Number of shares of Common Stock, $.001 par value, outstanding on October 29, 2008	10,598,131

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007	5

	Notes to unaudited consolidated financial statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 4T.	Controls and Procedures	15

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES	17

EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	September 30,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$12,546	$12,105
Accounts receivable, net	1,486	3,542
Inventories	9,023	7,695
Deferred income taxes	315	315
Other current assets	390	589
Total current assets	23,760	24,246

Property and equipment:
Furniture and fixtures	527	527
Equipment	1,310	1,270
	1,837	1,797
Less accumulated depreciation and amortization	(1,684)	(1,612)
Property and equipment, net	153	185

Deferred income taxes	1,959	2,002
Other assets	258	150

Total assets	$26,130	$26,583

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$23	$45
Trade accounts payable	458	782
Accrued compensation	490	669
Other accrued liabilities	604	934
Total current liabilities	1,575	2,430

Long-term debt, less current portion	—	11

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,598,131 at September 30, 2008 and 10,542,611 at December 31, 2007	11	11
Additional paid-in capital	63,433	63,094
Accumulated deficit	(38,889)	(38,963)
Total shareholders' equity	24,555	24,142

Total liabilities and shareholders' equity	$26,130	$26,583

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$5,509	$7,704	$14,366	$18,675
Cost of goods sold	2,669	3,850	7,290	9,177
Gross profit	2,840	3,854	7,076	9,498

Operating expenses:
Selling, general and administrative	1,760	1,747	4,958	4,536
Research and development	751	803	2,275	2,691
Total operating expenses	2,511	2,550	7,233	7,227

Income (loss) from operations	329	1,304	(157)	2,271
Interest income, net	71	108	274	311
Income before income taxes	400	1,412	117	2,582
Income tax expense	(148)	(24)	(43)	(38)
Net income	$252	$1,388	$74	$2,544

Income per share:
Basic	$0.02	$0.13	$0.01	$0.25
Diluted	$0.02	$0.13	$0.01	$0.24

Weighted average common shares outstanding:
Basic	10,592	10,432	10,577	10,369
Diluted	10,630	10,723	10,705	10,663

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$74	$2,544
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	72	72
Share-based compensation expense	371	254
Deferred income taxes	43	—
Changes in assets and liabilities:
Accounts receivable	2,056	(1,710)
Inventories	(1,328)	(1,044)
Other current assets	(30)	(172)
Other assets	56	(90)
Trade accounts payable	(324)	1,166
Accrued compensation	(179)	363
Other accrued liabilities	(330)	(668)
Net cash provided by operating activities	481	715

Cash flows from investing activities:
Purchase of property and equipment	(40)	(73)
Collection of note receivable	65	124
Net cash provided by investing activities	25	51

Cash flows from financing activities:
Proceeds from exercise of stock options	56	351
Repurchase of shares in connection with exercise of stock options	(88)	—
Payments on long-term debt	(33)	(31)
Net cash provided by (used in) financing activities	(65)	320

Net increase in cash and cash equivalents	441	1,086

Cash and cash equivalents at beginning of period	12,105	8,394

Cash and cash equivalents at end of period	$12,546	$9,480

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

In connection with the sale of our Dallas operations to WEB Technology, Inc. (WEB) in 2006, we received a promissory note from WEB that provided for installment payments through December 2008. In July 2008, at WEB’s request, the note was restructured to provide for installment payments through December 2010. The current portion of the note receivable balance is included in the caption “Other current assets” and the long-term portion is included in the caption “Other assets” in our consolidated balance sheet as follows (in thousands):

	September 30,	December 31,
	2008	2007

Current portion - included in “Other current assets”	$105	$334
Long-term portion - included in “Other assets”	164	—
Total note receivable	$269	$334

3.	SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model.

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Cost of goods sold	$18	$12	$49	$31
Selling, general and administrative	94	77	261	179
Research and development	23	19	61	44
Total share-based compensation expense	$135	$108	$371	$254

As of September 30, 2008, we had approximately $1.3 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.7 years.

4.	INCOME PER COMMON SHARE

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	10,592	10,432	10,577	10,369
Potentially dilutive stock options	38	291	128	294
Weighted average common shares outstanding, assuming dilution	10,630	10,723	10,705	10,663

For purposes of computing diluted income per share, stock options with exercise prices that exceed the average market price of our common stock for the period are excluded from the computations because they would be antidilutive to income per share. For the three and nine-month periods ended September 30, 2008, stock options to purchase approximately 835,000 and 574,000 common shares, respectively, were excluded from the computations. For the three and nine-month periods ended September 30, 2007, options to purchase approximately 291,000 common shares were excluded from the computations.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial statements and plan to adopt it as required in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our financial position or results of operations.

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

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007

Purchased parts and completed subassemblies	$5,341	$3,911
Work-in-process	614	2,336
Finished goods, including saleable demonstration equipment	2,859	1,343
Equipment shipped, subject to revenue deferral	209	105
Total inventories	$9,023	$7,695

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007

Accrued commissions	$119	$114
Accrued warranty and no-charge equipment improvements	178	276
Customer deposits and deferred revenue	—	189
Accrued severance and other related costs	30	93
Other	277	262
Total other accrued liabilities	$604	$934

The following table summarizes product warranty and no-charge equipment improvement expense accruals and settlements for the nine months ended September 30, 2008 (in thousands):

Accrual balance, December 31, 2007	$276
Accruals for warranties and no-charge equipment improvements	340
Settlements made	(438)
Accrual balance, September 30, 2008	$178

8.	CREDIT AGREEMENT AND LONG-TERM DEBT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25% with a minimum interest rate of 4.5%. At September 30, 2008 and December 31, 2007, there were no borrowings under the line of credit agreement and we were in compliance with all covenants under the agreement at September 30, 2008. The agreement expires in October 2009.

In 2004, we executed a note payable to a bank for $190,000, payable in monthly installments through March 2009. The note is collateralized by certain data processing equipment and bears interest at the prime rate plus 1.5% with a minimum loan interest rate of 5.5% and maximum rate of 7.5%. The loan balance at September 30, 2008 was $23,192.

9.	VACATED FACILITY AND RELATED LEASE OBLIGATION

In 2000, we vacated a leased facility in Poway, California. The lease expires in January 2010. The facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. The remaining lease payments for which we are responsible total approximately $0.7 million at September 30, 2008. We believe sublease income will cover our remaining lease obligations. However, if one or more of the subtenants were to default on their sublease agreements, we may have to record charges related to our future obligations under this lease.

10.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plan for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	1,701,564	$3.45
Granted	440,000	3.19
Exercised	(165,159)	2.76
Forfeited	(6,250)	3.00
Outstanding, September 30, 2008	1,970,155	$3.45	2.8 years	$62

Options at September 30, 2008:
Exercisable and expected to become exercisable	1,930,752	$3.45	2.8 years	$61

Exercisable	1,067,132	$3.36	2.0 years	$62

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on September 30, 2008 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on September 30, 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $270,000. The total fair value of options vested during the nine months ended September 30, 2008 was $371,000.

In March 2008, in connection with certain stock option exercises, employees surrendered 89,834 shares ($399,475 fair market value) and 19,805 shares ($88,086 fair market value) of common stock as payment for the exercise prices and related withholding tax obligations, respectively, of such options.

The following table summarizes information related to stock options outstanding at September 30, 2008, all of which are nonqualified options and expire five years after the grant date and of which 279,500 options were fully exercisable when granted, 338,883 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in 2005 to become fully exercisable to the extent not then exercisable, and 1,351,772 options become exercisable over four years from the date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.76 to 3.13	1,135,155	2.5 years	$2.99	698,082	$2.94
3.87 to 4.81	835,000	3.2 years	4.07	369,050	4.17
$2.76 to 4.81	1,970,155	2.8 years	$3.45	1,067,132	$3.36

11.	INCOME TAXES

We recorded income tax expense of $148,000 and $43,000 for the three and nine months ended September 30, 2008, respectively, which reflects a 37% effective tax rate. The tax rate was based on our estimated annual effective tax rate for the full year and included the federal statutory rate and estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss. In addition, future estimates of our effective tax rate will reflect any benefits from the federal research tax credit that expired on December 31, 2007 and was reinstated in October 2008.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve our deferred tax assets. At December 31, 2007, we had approximately $25.1 million in deferred tax assets and estimated the realizable amount to be approximately $2.3 million. Accordingly, we reduced the valuation allowance to approximately $22.8 million and reflected net deferred tax assets of $2.3 million on our consolidated balance sheet at that date. At September 30, 2008, deferred tax assets reflected on our consolidated balance sheet amounted to approximately $2.3 million (net of the $22.8 million valuation allowance). We determined that it is more likely than not that this amount will be realized in the future. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit and, for any portion related to deductions for stock option exercises, an increase in shareholders' equity. If the valuation allowance is increased, we would record additional income tax expense.

We recorded income tax expense of $24,000 and $38,000 for the three and nine months ended September 30, 2007, respectively, primarily for estimated federal alternative minimum tax and certain state minimum fees.

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

Semiconductor industry conditions were generally favorable in 2006 but weakened significantly in the second half of the year. Industry conditions in general continued to be relatively weak in 2007 although conditions improved for some segments where the demand for certain IC device types increased. Aetrium experienced increasing order activity in the first three quarters of 2007 for some of our test handler models, particularly those that are used in analog device-type applications. This led to sequential increases in quarterly net sales in 2007 to $5.1 million, $5.9 million, $7.7 million and $9.3 million, respectively. Although our net sales increased sequentially to $9.3 million in the fourth quarter of 2007, new orders decreased significantly from third quarter levels, consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry.

Amid general economic concerns, semiconductor and semiconductor equipment industry conditions continued to be weak through the first half of 2008. In the first quarter of 2008 our net sales decreased to $5.6 million compared with $9.3 million in the fourth quarter of 2007. In the second quarter of 2008, although our orders increased over first quarter levels, a significant portion of the orders were received late in the quarter and our net sales decreased further to $3.2 million. Our net sales increased to $5.5 million in the third quarter but worldwide economic and semiconductor industry business conditions deteriorated during the quarter as the well publicized global financial crisis deepened. Aetrium’s business outlook weakened as well. Our order activity slowed significantly in the latter part of the quarter and total orders decreased from second quarter levels.  Our order activity has continued to be slow in the fourth quarter. Several manufacturers of analog ICs, a market segment we target in particular for our test handlers, have recently forecasted substantial revenue declines in the fourth quarter of 2008 amid concerns of softening demand for ICs as a result of the current global economic turmoil, suggesting that a downturn in the semiconductor industry may be in progress. Accordingly, we expect that business conditions will continue to be difficult in the short-term. Any prolonged continuation or worsening of the current industry slowdown, which many global economy and industry analysts now predict, will likely adversely impact our longer term operating results as well.

Critical Accounting Policies

Aetrium’s critical accounting policies are discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Net Sales. Total net sales for the nine months ended September 30, 2008 were $14.4 million compared with $18.7 million for the same period in 2007, a 23% decrease. Total net sales for the three months ended September 30, 2008 were $5.5 million compared with $7.7 million for the same period in 2007, a 28% decrease. Net sales of test handlers were $9.2 million and net sales of reliability test equipment were $1.3 million in the first nine months of 2008, decreases of 29% and 52%, respectively, from the same period in 2007. The decrease in test handler and reliability test equipment sales in 2008 is attributed to a general weakness in the semiconductor equipment industry that developed late in 2007 and continued into fiscal year 2008. Sales of change kits and spare parts were $3.8 million in the first nine months of 2008 compared with $3.0 million for the same period in 2007, an increase of 29%. Sales of change kits and spare parts sometimes increase in periods of reduced equipment sales as some customers strive to improve the utilization of existing equipment rather than purchase new equipment, which we believe has occurred to some extent in 2008.

Gross Profit. Gross profit was 49.3% of net sales for the nine months ended September 30, 2008 compared with 50.9% of net sales for the comparable period in 2007. Our gross margin decreased in 2008 primarily due to inefficiencies associated with lower production and net sales levels and to a less favorable distribution mix. Discounted sales to distributors represented 58% of total net sales in the first nine months of 2008 compared with 42% for the comparable period in 2007. Gross profit was 51.6% of net sales for the three months ended September 30, 2008 compared with 50.0% of net sales for the comparable period in 2007. The improvement in gross margin was primarily attributable to a more favorable product mix partially offset by inefficiencies associated with lower production and net sales levels.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $5.0 million compared with $4.5 million for the comparable period in 2007, a 9% increase. Wages and related costs increased $0.4 million primarily due to wage increases and additional personnel hired for field service and sales support activities. Travel and equipment demonstration expenses increased $0.2 million to support increased field service activities and sales efforts to expand our customer base. Warranty and no-charge equipment improvement costs increased $0.1 million. These expense increases were offset in part by reduced sales and profit-related incentives, which were $0.3 million lower in the nine months ended September 30, 2008 compared with the same period in 2007. Selling, general and administrative expenses for the three months ended September 30, 2008 were $1.8 million, approximately the same as the comparable period in 2007. Increased wages and other costs related to service and sales support activities were offset by lower commission expense on reduced sales and the elimination of profit-related incentives.

Research and Development. Research and development expenses were $2.3 million for the nine months ended September 30, 2008, compared with $2.7 million for the same period in 2007, a decrease of 15%. Research and development expenses were $0.8 million for the three months ended September 30, 2008, or 6% lower than for the comparable period in 2007. The decreases in 2008 were primarily attributable to reductions in contract services and travel costs. Research and development expenses represented 15.8% of total net sales for the nine month period ended September 30, 2008 compared with 14.4% of total net sales for fiscal year 2007. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in the first nine months of 2008.

Interest Income, net. Interest income, net, amounted to $274,000 for the nine months ended September 30, 2008, compared with $311,000 for the same period in 2007 and amounted to $71,000 and $108,000 for the three-month periods ended September 30, 2008 and 2007, respectively. These amounts consisted primarily of interest income from the investment of excess funds and, since early 2007, reflect generally increasing average invested cash balances offset by declining interest rates.

Income Taxes. We recorded income tax expense of $148,000 and $43,000 for the three and nine months ended September 30, 2008, respectively, which reflects a 37% effective tax rate. The tax rate was based on our estimated annual effective tax rate for the full year and included the federal statutory rate and estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss. In addition, future estimates of our effective tax rate will reflect any benefits from the federal research tax credit that expired on December 31, 2007 and was reinstated in October 2008.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve our deferred tax assets. At December 31, 2007, we had approximately $25.1 million in deferred tax assets and estimated the realizable amount to be approximately $2.3 million. Accordingly, we reduced the valuation allowance to approximately $22.8 million and reflected net deferred tax assets of $2.3 million on our consolidated balance sheet at that date. At September 30, 2008, deferred tax assets reflected on our consolidated balance sheet amounted to approximately $2.3 million (net of the $22.8 million valuation allowance). We determined that it is more likely than not that this amount will be realized in the future. We will continue to assess the assumptions used to determine the amount of our valuation allowance and may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors. If the valuation allowance is reduced, we would record an income tax benefit and, for any portion related to deductions for stock option exercises, an increase in shareholders' equity. If the valuation allowance is increased, we would record additional income tax expense.

We recorded income tax expense of $24,000 and $38,000 for the three and nine months ended September 30, 2007, respectively, primarily for estimated federal alternative minimum tax and certain state minimum fees.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.4 million in the nine months ended September 30, 2008. We generated $0.5 million in cash from operating activities during this period. The major components of cash flows from operating activities were our net income of $0.1 million, $0.4 million in non-cash depreciation and share-based compensation expense, and a $2.1 million decrease in accounts receivable, partially offset by a $1.3 million increase in inventories, a $0.3 million decrease in accounts payable, a $0.2 million decrease in accrued compensation, a $0.2 million decrease in deferred revenue, and a $0.1 million decrease in accrued warranty and no-charge equipment improvements. Accounts receivable decreased primarily due to a significant decrease in net sales in the third quarter of 2008 compared with the fourth quarter of 2007. Inventories increased due to selective increases of certain inventories in 2008 to meet anticipated customer delivery requirements, an increase in the number of demonstration equipment units used for new customer evaluations, and lower-than-anticipated net sales in the third quarter. Accounts payable decreased primarily due to reduced inventory purchases in the third quarter of 2008 compared with the fourth quarter of 2007. Accrued compensation decreased primarily due to lower profit-related incentives. Deferred revenue decreased to zero as revenue recognition criteria were satisfied for items that had been deferred at December 31, 2007 and there were no deferred revenue items at September 30, 2008. Accrued warranty and no-charge equipment improvements decreased due to lower net sales and the shipment of certain items accrued in prior periods. Net cash provided by investing activities in the nine months ended September 30, 2008 was not significant. Net cash used in financing activities in the nine months ended September 30, 2008 amounted to $0.1 million, primarily related to the repurchase of shares of common stock in connection with stock option exercises.

Cash and cash equivalents increased by approximately $1.1 million in the nine months ended September 30, 2007.  We generated $0.7 million in cash from operating activities during this period. The major components of cash flows from operating activities were net income of $2.5 million, $0.3 million in non-cash depreciation, amortization and share-based compensation expense, a $1.2 million increase in accounts payable and a $0.4 million increase in accrued compensation, partially offset by a $1.7 million increase in accounts receivable, a $1.0 million increase in inventories, a $0.2 million increase in other current assets, and a $0.7 million decrease in accrued liabilities. Inventories and accounts payable increased as we increased purchases to support anticipated sales levels, demo equipment needs, and customer delivery requirements.  Accrued compensation increased primarily due to higher incentives based on the profits achieved in the third quarter of 2007.   Accounts receivable increased primarily due to the higher net sales level in the third quarter of 2007 compared with the fourth quarter of 2006.  The decrease in other accrued liabilities included the payment of $0.5 million in severance and related costs associated with the sale of our Dallas operations in 2006, a $0.1 million decrease in accrued warranty and no-charge equipment improvements expense, and a $0.2 million decrease in deferred revenue.  Net cash generated by investing activities in the nine months ended September 30, 2007 was not significant.  Net cash provided by financing activities in the nine months ended September 30, 2007 amounted to $0.3 million, consisting primarily of proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $12.5 million at September 30, 2008 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. The credit agreement expires in October 2009. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed.  However, there can be no assurance that such financing will be available with terms favorable to us or at all. As discussed above, the significant deterioration in the global economy and semiconductor equipment industry outlook in recent weeks leads us to believe that business conditions could be very challenging in at least the short term. Any prolonged continuation or worsening of the current industry slowdown, which many global economy and industry analysts now predict, will likely impact the demand for and prices of our products and adversely affect our cash flows in the longer term as well.  Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial statements and plan to adopt it as required in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our financial position or results of operations.

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

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007. As indicated in our risk factors, the downturn or slowdown in the semiconductor industry that appears to be in progress could substantially reduce our revenues and operating results and could harm our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
10.26 Business Loan Agreement, dated October 24, 2008, between Bremer Bank and us.
10.27 Promissory Note, dated October 24, 2008, issued by us to Bremer Bank.
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

AETRIUM INCORPORATED
(Registrant)

Date: November 12, 2008	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)