Form 10-K
period 2008-12-31
AETRIUM INC
filed 2009-03-30
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

As of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $30,231,000.

As of March 10, 2009, 10,598,131 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be held May 20, 2009 (the “2009 Proxy Statement”).

Form 10-K

For the fiscal year ended December 31, 2008

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

We have two principal equipment product lines:

•
Test Handler Products.  In terms of revenue, this is our largest product line.  Our broad line of test handler products incorporates thermal conditioning, contacting and automated handling technologies to provide automated handling of ICs during production test cycles.  We also offer change kits to adapt our test handlers to different IC package configurations or to upgrade installed equipment for enhanced performance.  Change kits can represent a significant part of our revenue.

•
Reliability Test Equipment.  The primary focus of our reliability test equipment is to provide semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

Test handler products accounted for 59% and 69% of our net sales in 2008 and 2007, respectively.  Reliability test equipment accounted for 15% and 17% of our net sales in 2008 and 2007, respectively.  Change kits and spare parts accounted for 26% and 14% of our net sales in 2008 and 2007, respectively.

IC unit sales began to decline in late 2006 and continued to decline into 2007, but resumed growth by the end of the first quarter and continued to grow until tailing off at the end of 2007. However, average selling prices for ICs declined during 2007. While bookings in the TAP segment of the semiconductor equipment industry, and in particular for test related equipment, improved somewhat in early 2007, they then steadily declined for the remainder of 2007. According to SEMI, a semiconductor equipment industry trade association, revenues for test related equipment in 2007 declined 21% from 2006 revenues.

IC unit sales again resumed growth by the end of the first quarter of 2008 and by early third quarter exceeded the 2007 peak. However, the worldwide financial collapse that became apparent by the end of the third quarter resulted in one of the steepest declines ever in the semiconductor industry. Semiconductor companies in our primary industry segments reported revenue declines of over 25% from third quarter to fourth quarter 2008. Bookings in the TAP segment of the semiconductor equipment industry began declining by the end of the second quarter of 2008, and as a result of the worldwide financial collapse declined precipitously in the fourth quarter. According to SEMI, revenues for test related equipment finished the year 32% below 2007 revenues and 46% below 2006 revenues.

We outperformed our industry segment in 2007, but our bookings declined significantly in the fourth quarter, due substantially to a cautiousness among our customers as they assessed the potential impact of risks to the U.S. economy. While our bookings rebounded somewhat during the second and third quarters of 2008, we were also substantially impacted by the worldwide financial collapse by the end of the third quarter and for the remainder of the year. While we outperformed our industry segment during the two year period, our 2008 revenues nevertheless declined by 39% from 2006 revenues.

Analysts of the semiconductor industry are forecasting a decline of IC units in 2009, which would be only the third annual IC unit decline in over 25 years. Analysts forecast that IC revenues will decline by 15-25% from 2008, with most recent forecasts warning that the decline could reach 33%.

In response to these conditions, we eliminated our contract workers in early fourth quarter 2008, reduced our regular workforce by 15% by the end of the quarter, and early in the first quarter of 2009 reduced wages for all of our remaining employees by 10% and for our executive officers by up to 25%. We believe that our line of product offerings, including our newest product introductions, coupled with our lean cost structure and our strong working capital base, positions us to not only weather this current difficult industry downturn, but to be in a strong position to outperform our industry segment when conditions improve.

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

Test Handler Products

Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs automatically during the final test stage of the manufacturing process.  ICs are loaded into the test handler from bowls, tubes or trays and then, if required, transported to a temperature chamber within the test handler where they are thermally conditioned to the required testing temperature.  The ICs are then inserted into a contactor, which provides an electrical connection between the IC and the tester.  After testing, the test handler sorts the ICs according to test performance as provided by the tester.  In some cases, additional process steps are completed by the test handler system.  These include marking or inspection of the IC packages, and automatic placement of the ICs into a tube, tray or tape for shipment to the end user.  Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of damage to the IC during the test handling cycle.

ICs are multi-function semiconductor devices that may contain millions of individual transistors, and include microprocessors, microcontrollers, digital signal processors and memory devices. ICs come in a wide range of sizes and package types, depending upon their application.

In the testing of ICs, the device package type being tested often dictates the type of test handler used. Small outline packages, or SOPs, constituting the largest IC package segment, have leads, or electrical contacts, extending from two sides and are typically tested with gravity feed test handlers. Micro leadless packages, or MLPs (and sometimes referred to as DFNs or QFNs), have electrical contact pads flush with the sides and bottoms of the ICs. MLPs are typically tested with gravity feed test handlers, particularly for analog and linear applications, but may also be tested with turret based or pick-and-place test handlers. MLPs constitute one of the fastest growing new IC package types.

More complex ICs are sometimes packaged in IC package families with leads more easily damaged in handling. These package families are typically tested with pick-and-place test handlers.

Our primary focus continues to be on the newest device and package types, and the largest volume and fastest growing markets, in the IC side of the semiconductor industry.  Our test handler products are complementary with minimal overlap of application, and we distribute and service them through a common organization for efficiency.  Our current test handler product lines are all gravity feed test handlers.

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

Our gravity feed test handlers compete most favorably in high-volume applications and their high throughput rates are an added advantage in relatively short test time applications.  These handlers adapt to “plunge-to-board”-type contacting and third party contactors, as well as our internally developed proprietary contactors, providing cost-effective solutions to a wide range of customer test requirements. In “plunge-to-board”-type contacting, the IC is placed directly against the test head with no intermediary sockets or connections, which is particularly well suited for high performance ICs.  Our gravity feed test handlers can heat or cool the ICs being tested to test temperatures ranging from -55 degrees Celsius to

+155 degrees Celsius.  They use mechanical refrigeration to cool ICs, which is more economical and less dangerous than liquid nitrogen, commonly used as a refrigerant in competing handlers.

Our 55V Series is our principal and newest line of gravity feed test handlers.  The 55V Series focuses on analog and logic IC applications and addresses a wide range of IC packages, including SOPs and MLPs.  The 55V Series offers a small footprint, a vertical backplane that can accommodate nearly any size of test head, and our high speed test site actuator that we believe offers significant throughput advantages over our competition, depending upon device test times and thermal conditioning requirements.  We offer the 55V Series in single, dual, quad and eight test site configurations.  Each of our 55V Series multi-site test handlers can simultaneously test devices in each of their sites to increase productivity and reduce testing costs in certain applications.

We first introduced our 55V6 single and dual site test handler in 2002 and our 55V8 quad site test handler in 2004, and these handlers constituted the majority of our test handler sales in 2006. In the last half of 2006, we successfully completed an extensive evaluation of our 55V16 eight site test handler at a large U.S. headquartered integrated device manufacturer with production facilities in southeast Asia, and received our first purchase order for the 55V16 from that customer. In 2007 we started volume production of the 55V16. In 2008 we accelerated efforts to expand evaluations of our 55V series of test handlers to additional potential new customers.

Change Kits, Upgrades and Spare Parts

We have an ongoing demand for IC package change kits for our installed test handler products, including test handlers no longer in our active product lines.  Change kits consist of the parts necessary to reconfigure a test handler for another type or size of device package. We sell a variety of change kits to accommodate the growing variety of device packages used in the semiconductor industry.  The demand for change kits is primarily driven by the introduction of new IC package types and increased production volumes experienced by our end customers.  Also included in change kits are upgrade kits to enhance the performance of installed equipment.  We sell spare parts with new equipment orders as kits or separately as piece parts or in kit form as required.

Reliability Test Equipment

The IC industry’s demand for higher performance devices through smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs, including a continuing migration to copper materials for the increasingly minute circuitry of devices.  These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes.  Our reliability test equipment product line enables IC manufacturers to force and measure precise levels of voltage and current through structures designed to exemplify IC failure modes, collect and analyze relevant data, and predict lifetime performance of ICs.  This equipment can be utilized to perform reliability testing of packaged and wafer level test structures.

In 1998, we introduced our 1164 Series of reliability test equipment, including a suite of applications for customers to perform a variety of tests.  We have since added many new features, including the full reliability test functionality necessary for testing an IC manufacturer’s entire copper process.  The 1164 Series features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time and perform numerous simultaneous tests on batches of ICs.  Fifteen of the top 20 semiconductor manufacturers in the world are using our 1164 Series of reliability test equipment for copper and related advanced process technologies.

Competition

The semiconductor capital equipment market is highly competitive.  In the market for test handler products, we compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have.  Some of these companies manufacture and sell both testers and test handlers.  The particular companies with which we compete vary with our different test handler product lines, with no one company dominating the overall test handler market.  The companies with which we compete most directly in the test handler market include Multitest Electronic Systems GmbH (a Dover Corporation company), Rasco (a division of Cohu, Inc.) and TESEC Corporation.

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

Customers

We rely on a limited number of customers for a substantial percentage of our net sales.  In 2008, our top three customers accounted for 40%, 25% and 11% of our net sales, respectively. In 2007, two of those same customers accounted for 40% and 37% of our net sales, respectively. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

Sales and Marketing

We market our products through a combination of direct salespeople, independent sales representatives and international distributors.  Our direct sales organization, comprised of four salespeople, is responsible for most domestic sales, and coordinates the activities of our independent sales representatives and international distributors and actively participates with them in selling efforts.  This enables us to establish strong direct ties with our customers.

We maintain sales and service locations in North St. Paul, Minnesota, Santa Clara, California, and Kuala Lumpur and Penang, Malaysia.  As of December 31, 2008, we had international distributors located in the United Kingdom, France, Italy, Korea, Japan, Taiwan, China, Thailand, Malaysia, Singapore and the Philippines.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools.  These efforts are designed to generate sales leads for our domestic independent sales representatives, international distributors and direct salespeople.

International shipments accounted for 85% and 76% of our net sales in 2008 and 2007, respectively.  In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites.  Most of our international shipments are made to international sites of U.S. semiconductor manufacturers, although there is a growing foreign customer base included in our international sales.

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

We expense all research and development costs, including costs for software development, as incurred.  In 2008 and 2007, our expenses relating to research and development were approximately $3.0 million and $3.5 million, respectively, or 17.5% and 12.7% of our net sales, respectively. Over time, our objective is to invest approximately 12% to 15% of our net sales in research and development.  However, the percentage may be higher in periods of reduced sales such as 2008.

Intellectual Property

We attempt to protect the proprietary aspects of our products with patents, copyrights, trade secret law and internal nondisclosure safeguards.  We currently hold several U.S. patents ranging in remaining terms from one to eight years covering certain features of our handling systems and reliability test systems, the contactor elements incorporated in certain of our test handlers, and elements of our proprietary conductive thermal technology.  The source code for the software contained in our products is considered proprietary, and we typically do not furnish source code to our customers.  We have also entered into confidentiality agreements with our employees.  Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret.

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

Employees

As of December 31, 2008, we had 69 employees, two of whom were part-time. They consisted of 30 in manufacturing, 16 in engineering and product development, 15 in sales, marketing and customer service, and 8 in general administration and finance.  None of our employees are represented by a labor union or are subject to any collective bargaining agreement.  We have never experienced a work stoppage, and we believe that our employee relations are satisfactory.

ITEM 1A.	RISK FACTORS.

Several important risks and uncertainties exist that could have an impact on our future operating results.  These factors could cause our actual results to differ materially from our anticipated results or results that are reflected in any forward-looking statements in this Annual Report on Form 10-K. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Market Fluctuations in the Semiconductor Industry

Our business and results of operations depend upon capital expenditures by manufacturers of ICs.  As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns, which often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. The worldwide financial collapse that became apparent by the end of the third quarter of 2008 has resulted in an unprecedented downturn in the semiconductor industry and in the semiconductor equipment industry. Forecasters predict continuing deteriorating conditions in the semiconductor industry that could extend throughout 2009. Such conditions would likely further substantially reduce our revenues and operating results and require application of some of our cash reserves. Presently there are no reliable indicators of which we are aware as to when conditions in our industry may bottom or start to improve.

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

Impact of Cost Reduction Actions

In the face of the current sustained downturn in our industry and continuing decline in our revenues, we have implemented cost reduction actions, including workforce reductions, pay freezes and reductions, and reductions in other expenditures. In doing so, we have attempted to maintain the necessary infrastructures to allow us to take full advantage of subsequent improvements in conditions, and we will attempt to do so as we continue to address the challenges our industry presents.  However, there can be no assurance that reductions we have made or may make in personnel and expenditure levels and the loss of the capabilities of personnel we have terminated or may terminate will not inhibit us in the timely completion of product development efforts, the effective service of and responsiveness to customer requirements, and the timely ramp up of production in response to improving market conditions.

Potential for Increase to Our Deferred Tax Asset Valuation Allowance

If the current global economic crisis and semiconductor industry downturn worsen and/or continue for an extended period of time, the potential realization of our deferred tax assets would likely be adversely impacted, in which case we could be required to increase our valuation allowance and record a corresponding charge to income tax expense.

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

We conduct our corporate functions and manufacturing, product development, sales, marketing and field service activities in North St. Paul, Minnesota.  We currently occupy approximately 45,000 square feet in North St. Paul under a lease that expires in February 2011, at which time we have an option to extend the lease for an additional five-year term. We consider our present facilities to be sufficient for our current operations.

In addition, as of December 31, 2008, we leased a 45,000 square foot facility in Poway, California, which we vacated in 2000.  This lease expires in January 2010. The facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We remain liable under the lease on a contingent basis in the event a subtenant defaults. In March 2009, one of the subtenants was in default under its sublease agreement with us for failure to pay the past three months’ rent totaling approximately $100,000. This subtenant has indicated that it recently received a substantial long-term contract, is in the process of obtaining additional financing to support delivery under the contract, and expects to cure the default by June 2009.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any material pending legal, governmental, administrative or other proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal year 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, their ages and the offices they held as of March 1, 2009 are as follows:

Name	Age	Position
Joseph C. Levesque	64	Chairman of the Board, President and Chief Executive Officer
Douglas L. Hemer	62	Chief Administrative Officer, Secretary and Director
John J. Pollock	49	Vice President — General Manager
Daniel M. Koch	55	Vice President — Worldwide Sales
Paul H. Askegaard	57	Treasurer
Timothy G. Foley	49	Vice President — Manufacturing
Dean K. Hedstrom	59	Vice President — Technology
Timothy A. McMullen	41	Vice President — Reliability Test Systems
W. Charles Sletten, II	57	Vice President — Engineering

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

Mr. Koch has served as our Vice President - Worldwide Sales since March 1991.  From March 1990 to March 1991, Mr. Koch served as the Vice President of Sales of Summation, Inc., a company involved with the testing of PC boards.  From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as Vice President of Sales of Micro Component Technology, Inc.

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

Mr. Sletten has served as the Vice President – Engineering since joining us in January 2008. Prior to that, he served as President of EnergyFlo Corporation from 2003 to 2007, as Vice President, General

Manager of Goodall Mfg. LLC from 2002 to 2003, and in various capacities including Chief Engineer, Vice President and Senior Vice President at Nilfisk-Advance from 1984 to 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Global Market under the symbol “ATRM.”  The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on The Nasdaq Global Market.  These prices do not include adjustments for retail mark-ups, markdowns or commissions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008	High	$5.92	$4.23	$3.75	$2.82
	Low	$3.64	$2.98	$2.61	$1.01
Fiscal 2007	High	$4.70	$4.70	$5.00	$6.24
	Low	$3.25	$3.62	$3.90	$4.56
Holders

As of March 10, 2009, there were 135 shareholders of record.  We estimate that an additional 3,300 shareholders beneficially own stock held for their accounts at brokerage firms and financial institutions.

Dividends

We have never paid cash dividends on our common stock.  We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

We did not have any unregistered sales of equity securities during fiscal year 2008.

Issuer’s Purchases of Equity Securities

We did not make any purchases of our common stock during the fourth quarter of fiscal 2008.

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

Semiconductor industry conditions were generally favorable in 2006 but weakened in the second half of the year. Industry conditions continued to be relatively weak in 2007 although they improved for some segments where the demand for certain IC device types increased. Aetrium experienced increasing order activity in the first three quarters of 2007 for some of our test handler models, particularly those that are used in analog device-type applications. This led to sequential increases in quarterly net sales in 2007 to $5.1 million, $5.9 million, $7.7 million and $9.3 million, respectively. Although our net sales increased sequentially to $9.3 million in the fourth quarter of 2007, new orders decreased significantly from third quarter levels, consistent with generally weakening demand for equipment in the TAP segment of the semiconductor equipment industry. Our total sales in 2007 were $28.0 million compared with $28.2 million in 2006.

Amid general economic concerns, semiconductor and semiconductor equipment industry conditions continued to be weak in the first half of 2008. In the first quarter of 2008 our net sales decreased to $5.6 million compared with $9.3 million in the fourth quarter of 2007. In the second quarter of 2008, our orders increased over first quarter levels but a significant portion of the orders were received late in the quarter for shipment in subsequent periods and our net sales decreased further to $3.2 million. Our net sales increased to $5.5 million in the third quarter but worldwide economic and semiconductor industry business conditions deteriorated during the quarter as the well publicized global financial crisis deepened. Aetrium’s business outlook weakened as well. Our order activity slowed significantly in the latter part of the third quarter and total orders decreased from second quarter levels.  Business conditions continued to deteriorate during the fourth quarter as weak economic conditions evolved into a full-blown global financial collapse. As the end of the year approached, many IC manufacturers, including Aetrium’s primary customers, made significant adjustments to their operations and reduced their capital expenditure plans in anticipation of significantly declining demand for ICs. Consequently, our net sales decreased to $2.9 million in the fourth quarter. Fiscal year 2008 sales totaled $17.2 million compared with $28.0 million in 2007, a decrease of 38%. In fourth quarter 2008, as it became clear that general economic and semiconductor industry business conditions may be weak for an extended period of time, we immediately took steps to reduce our expenses accordingly.  We eliminated contract workers, terminated twelve employees, or 15% of our regular workforce, and reduced other operating expenses as well.  In January

2009 we implemented wage reductions of 10% for all employees and up to 25% for our executive officers.

Our order activity has continued to be very weak in early 2009 and we expect general economic and Aetrium business conditions to be challenging at least through the first half of the year. Any prolonged continuation or worsening of the industry slowdown will likely adversely impact our longer term operating results as well.

Off-Balance Sheet Arrangements:

We did not have any off-balance sheet arrangements as of December 31, 2008 or 2007.

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to share-based compensation, revenue recognition, accounts receivable, inventories, warranty obligations and income taxes.

Share-Based Compensation

We account for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation using the fair value method.

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

Revenue Recognition

Our policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades.  In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement.  In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement.  For arrangements containing multiple elements, the amounts allocated to delivered and undelivered elements are based on their fair value and revenue is recognized upon delivery of each element.  In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met.  Due to the high selling prices of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our reported operating results.

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

Income Taxes

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” which are included in the caption “Deferred income taxes” on our consolidated balance sheet.  In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2006, we provided a valuation allowance of approximately $25.6 million to fully reserve our deferred tax assets.  At December 31, 2007, we reduced the valuation allowance to approximately $21.7 million based on our assessment of the realizability of our deferred tax assets at that date. At December 31, 2008, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance.  Based on our evaluation of future profit potential and other relevant factors, we determined that there was not sufficient positive or negative evidence to warrant an increase or decrease in the amount of the valuation allowance and that a valuation allowance of $21.7 million was appropriate at December 31, 2008. We will continue to assess the assumptions used to determine the amount of our valuation allowance and we may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.  If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

Results of Operations:

Selected statement of operations data as a percentage of our net sales for 2008 and 2007 were as follows:

	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	52.0	49.7
Gross profit	48.0	50.3
Operating expenses:
Selling, general and administrative	37.9	23.3
Research and development	17.5	12.7
Total operating expenses	55.4	36.0
Income (loss) from operations	(7.4)%	14.3%

Net Sales:

Our net sales by product line as a percentage of total sales for 2008 and 2007 were as follows:

	2008	2007
Test handler products	59%	69%
Reliability test equipment products	15	17
Change kits and spare parts	26	14
Total	100%	100%

Net sales were $17.2 million in 2008 compared with $28.0 million in 2007, a 38% decrease. Net sales of test handlers were $10.2 million compared with $19.2 million in 2007, a decrease of 47%. Net sales of reliability test equipment were $2.5 million in 2008 compared with $4.8 million in 2007, also a decrease of 47%. The decreases in test handler and reliability test equipment sales in 2008 were attributed to a general weakness in the semiconductor equipment industry that developed late in 2007, continued into fiscal year 2008 and worsened in the second half of the year as global economic conditions deteriorated. Sales of change kits and spare parts were $4.5 million in 2008 compared with $4.0 million in 2007, an increase of 12%. Sales of change kits and spare parts sometimes increase in periods of reduced equipment sales as some customers strive to improve the utilization of existing equipment rather than purchase new equipment, which we believe occurred to some extent in 2008.

Gross Profit:

Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and utilization of manufacturing capacity associated with varying production levels. Gross profit was 48.0% of net sales in 2008 compared with 50.3% in 2007. Our gross margin decreased in 2008 primarily due to inefficiencies associated with lower production and net sales levels and to a less favorable distribution mix. Discounted sales to distributors represented 54% of total net sales in 2008 compared with 45% in 2007.

Selling, General and Administrative Expenses:

Selling, general and administrative, or SG&A, expenses consist primarily of employee compensation and related costs, independent representative commissions, travel, warranty and no-charge equipment improvement costs. SG&A expenses were $6.5 million in each of fiscal years 2008 and 2007.   Wages, share-based compensation and related costs increased $0.6 million in 2008 primarily due to wage increases and additional personnel hired for field service and sales support activities. Travel and equipment demonstration expenses increased $0.3 million to support increased field service activities and sales efforts to expand our customer base. These expense increases in 2008 were offset by $0.4 million in reduced commission expense and $0.5 million in reduced sales and profit-related incentives due to lower sales and profits in 2008.

Research and Development Expenses:

Research and development expenses were $3.0 million in 2008 compared with $3.5 million in 2007, a decrease of 15%. The decrease in 2008 was primarily attributable to reductions in contract services and travel costs. Research and development expenses represented 17.5% of total net sales in 2008 compared with 12.7% of total net sales in 2007. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in 2008.

Interest Income, Net:

Interest income, net, amounted to $0.3 million and $0.4 million in 2008 and 2007, respectively. These amounts consisted primarily of interest income from the investment of excess funds. The decrease in interest income in 2008 reflects generally declining interest rates offset in part by an increase in average invested cash balances.

Income Tax Benefit:

We recorded an income tax benefit of $0.3 million in 2008, which reflected a 33.7% effective tax rate. In 2007, we recorded an income tax net benefit of $2.2 million, which included income tax expense of $1.8 million (37.5% effective tax rate) and an income tax benefit of approximately $4.0 million resulting from a reduction in our deferred tax asset valuation allowance as explained below.

From fiscal year 2000 through 2006, Aetrium had provided a valuation allowance to fully reserve our deferred tax assets. The valuation allowance amounted to $25.6 million at December 31, 2006. At December 31, 2007, we reduced the valuation allowance by $4.0 million based on our assessment of the realizability of our deferred tax assets at that date. See Note 13 to our consolidated financial statements.

If the current global economic crisis and semiconductor industry downturn worsen and/or continue for an extended period of time, the potential realization of our deferred tax assets would likely be adversely impacted, in which case we could be required to increase our valuation allowance and record a corresponding charge to income tax expense.

Financial Condition, Liquidity and Capital Resources:

Cash and cash equivalents decreased by approximately $0.5 million in the year ended December 31, 2008. We used $0.4 million in cash to fund operating activities during this period. The major components of cash flows from operating activities were our net loss of $0.6 million, a $0.3 million increase in deferred taxes, a $1.5 million increase in inventories, a $0.2 million decrease in accounts payable, a $0.4 million decrease in accrued compensation and a $0.3 million decrease in other accrued liabilities, offset in part by $0.7 million in non-cash depreciation and share-based compensation expense, a $2.0 million decrease in accounts receivable and a $0.1 million decrease in other assets. Inventories increased due to selective increases of certain inventories in the first half of 2008 to meet anticipated customer delivery requirements, an increase in the number of demonstration equipment units used for new customer evaluations, and lower-than-anticipated net sales in the second half of the year. Accounts payable decreased primarily due to reduced inventory purchases in the fourth quarter of 2008 compared with the fourth quarter of 2007. Accrued compensation decreased primarily due to the elimination of profit-related incentives in the second half of 2008. The decrease in accrued liabilities included a $0.1 million decrease in accrued warranty and no-charge equipment improvement costs due primarily to lower sales and a $0.1 million decrease in deferred revenue. Accounts receivable decreased primarily due to a significant decrease in net sales in the fourth quarter of 2008 compared with the fourth quarter of 2007. Net cash provided by investing activities in 2008 was not significant. Net cash used in financing activities in 2008 amounted to $0.1 million and was primarily related to the repurchase of shares of common stock in connection with stock option exercises.

Cash and cash equivalents increased by approximately $3.7 million in the year ended December 31, 2007.  We generated $3.0 million in cash from operating activities during this period. The major components of cash flows from operating activities were net income of $6.7 million, $0.5 million in non-cash depreciation, amortization and share-based compensation expense, a $0.2 million non-cash inventory obsolescence charge, a $0.3 million increase in accounts payable and a $0.3 million increase in accrued compensation, partially offset by a $2.3 million increase in deferred income taxes, a $1.4 million increase in accounts receivable, a $0.5 million increase in inventories, a $0.1 million increase in other current assets, and a $0.5 million decrease in other accrued liabilities. Inventories and accounts payable increased as we increased purchases to support anticipated sales levels, demo equipment needs, and customer delivery requirements.  Deferred income taxes increased due to a reduction in our deferred tax asset valuation allowance.  Accrued compensation increased primarily due to higher incentives based on the profits achieved in the fourth quarter of 2007 compared with the fourth quarter of 2006.  Accounts receivable increased primarily due to the higher net sales level in the fourth quarter of 2007 compared with the fourth quarter of 2006.  The decrease in other accrued liabilities included primarily the payment of $0.6 million in severance and related costs associated with the 2006 sale of our Dallas, Texas operations.  Net cash provided by investing activities in 2007 was not significant.  Net cash provided by financing activities amounted to $0.6 million in 2007, consisting primarily of proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash and cash equivalents of $11.6 million at December 31, 2008 will be sufficient to meet capital expenditure and working capital needs at least through 2009. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million.  The credit agreement expires in October 2009.  We believe we will be able to extend the agreement at that time or obtain similar financing, if needed.  However, there can be no assurance that such financing will be available with terms favorable to us or at all. As discussed above, worldwide economic conditions are very weak and it is not known how long the current downturn in the semiconductor industry may last. A worsening or prolonged continuation of the current slowdown in our industry would likely adversely impact the demand for and prices of our products and adversely affect future cash flows.  Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our consolidated financial position, results of operations or cash flows.

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

Disclosure Controls and Procedures:

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting:

Aetrium’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

Directors of the Registrant

The information under the captions “Election of Directors — Information About Nominees,” “Election of Directors — Other Information About Nominees” and “Election of Directors—Additional Information About the Board and Its Committees” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Executive Officers of the Registrant

The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Identification of Audit Committee; Audit Committee Financial Expert

The information under the caption “Audit Committee Report – Membership and Role of the Audit Committee” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

The information under the caption “Code of Ethics” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Benefits” and “Executive Compensation and Other Benefits—Compensation Committee—Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the captions “Election of Directors—Additional Information About the Board and Its Committees” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services and the audit committee’s pre-approval polices and procedures under the captions “Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm—Pre-approval Policies and Procedures” in our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements of Registrant.

The following Consolidated Financial Statements of Aetrium Incorporated and the Independent Registered Public Accounting Firm’s Report thereon are included herein:

Description	Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Statements of Operations	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Changes in Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 – F-18

(a) 2.  Financial Statement Schedule of Registrant.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3.  Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

If you were one of our shareholders on March 31, 2009 and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109, Attn.: Shareholder Relations.

The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b):

1.	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended December 31, 1993) (File No. 0-22166).

3.	1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for year ended December 31, 1997) (File No. 0-22166).

4.	Salary Savings Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2) (File No. 33-64962C).

5.	Employment Agreement dated April 1, 1986 between Joseph C. Levesque and us (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2) (File No. 33-64962C).

6.	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002) (File No. 0-22166).

7.	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

8.	Form of Amendments to Change of Control Agreement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007) (File No. 0-22166).

9.	Sales Incentive Program (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

10.	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007) (File No. 0-22166).

FINANCIAL STATEMENTS OF REGISTRANT

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aetrium Incorporated

We have audited the accompanying consolidated balance sheets of Aetrium Incorporated (a Minnesota corporation) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetrium Incorporated as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON LLP

Minneapolis, Minnesota

March 27, 2009

AETRIUM INCORPORATED
Consolidated Statements of Operations

Year Ended December 31,	2008	2007
Net sales	$17,217,477	$27,989,744
Cost of goods sold	8,949,602	13,918,687
Gross profit	8,267,875	14,071,057
Operating expenses:
Selling, general and administrative	6,519,929	6,522,170
Research and development	3,018,141	3,535,340
Total operating expenses	9,538,070	10,057,510
Income (loss) from operations	(1,270,195)	4,013,547
Interest income, net	346,752	436,159
Income (loss) before income taxes	(923,443)	4,449,706
Income tax benefit	(311,000)	(2,247,000)
Net income (loss)	$(612,443)	$6,696,706

Income (loss) per share:
Basic	$(0.06)	$0.64
Diluted	(0.06)	0.62

Weighted average common shares outstanding:
Basic	10,583,000	10,396,000
Diluted	10,583,000	10,726,000

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Balance Sheets

December 31,	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,628,962	$12,104,858
Accounts receivable, net of allowance for doubtfulaccounts of $40,000 in 2008 and $46,000 in 2007	1,539,345	3,542,426
Inventories	9,161,840	7,694,869
Deferred income taxes	127,000	315,000
Other current assets	297,982	588,730
Total current assets	22,755,129	24,245,883

Property and equipment:
Furniture and fixtures	521,450	527,433
Equipment	1,203,214	1,269,690
Less accumulated depreciation and amortization	(1,581,980)	(1,612,089)
Property and equipment, net	142,684	185,034

Deferred income taxes	2,489,000	2,002,000
Other assets	214,947	150,238
Total assets	$25,601,760	$26,583,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,678	$44,838
Trade accounts payable	571,224	781,866
Accrued compensation	286,375	669,282
Other accrued liabilities	632,733	933,886
Total current liabilities	1,502,010	2,429,872

Long-term debt, less current portion	—	11,711

Commitments and contingencies (See Note 10)

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 sharesauthorized; 10,598,131 and 10,542,611 shares issuedand outstanding, respectively	10,598	10,543
Additional paid-in capital	63,665,060	63,094,494
Accumulated deficit	(39,575,908)	(38,963,465)
Total shareholders’ equity	24,099,750	24,141,572
Total liabilities and shareholders’ equity	$25,601,760	$26,583,155

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance, December 31, 2006	10,266,252	$10,266	$62,103,952	$(45,660,171)	$16,454,047
Exercise of stock options	276,359	277	616,661	—	616,938
Share-based compensation expense	—	—	360,420	—	360,420
Tax benefit from stock option exercises	—	—	13,461	—	13,461
Net income	—	—	—	6,696,706	6,696,706
Balance, December 31, 2007	10,542,611	10,543	63,094,494	(38,963,465)	24,141,572
Exercise of stock options	165,159	165	455,767	—	455,932
Repurchase of shares in connection with exercise of stock options	(109,639)	(110)	(487,451)	—	(487,561)
Share-based compensation expense	—	—	602,250	—	602,250
Net loss	—	—	—	(612,443)	(612,443)
Balance, December 31, 2008	10,598,131	$10,598	$63,665,060	$(39,575,908)	$24,099,750

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31,	2008	2007
Cash flows from operating activities:
Net income (loss)	$(612,443)	$6,696,706
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	100,773	115,366
Share-based compensation expense	602,250	360,420
Deferred income taxes	(299,000)	(2,317,000)
Tax benefit from stock option exercises	—	(13,461)
Provision for bad debts	(6,212)	—
Provision for excess and obsolete inventories	—	179,000
Loss on disposal of equipment	—	2,043
Changes in assets and liabilities:
Accounts receivable	2,009,293	(1,378,050)
Inventories	(1,466,971)	(510,780)
Other current assets	62,707	(106,811)
Other assets	72,665	(71,801)
Trade accounts payable	(210,642)	291,602
Accrued compensation	(382,907)	290,535
Other accrued liabilities	(301,153)	(498,649)
Net cash provided by (used in) operating activities	(431,640)	3,039,120
Cash flows from investing activities:
Purchase of property and equipment	(58,423)	(105,672)
Collection of note receivable	90,667	188,155
Net cash provided by investing activities	32,244	82,483
Cash flows from financing activities:
Proceeds from exercise of stock options	56,469	616,938
Repurchase of shares in connection with exercise of stock options	(88,098)	—
Tax benefit from stock option exercises	—	13,461
Payments on long-term debt	(44,871)	(41,584)
Net cash provided by (used in) financing activities	(76,500)	588,815
Increase (decrease) in cash and cash equivalents	(475,896)	3,710,418
Cash and cash equivalents at beginning of year	12,104,858	8,394,440
Cash and cash equivalents at end of year	$11,628,962	$12,104,858

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

Cash Equivalents:  Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased, including money market funds and bank certificates of deposit.  Cash and cash equivalents included certificates of deposit of $3.5 million and $2.0 million at December 31, 2008 and 2007, respectively. We maintain our cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation.

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

Property and Equipment:  Furniture, fixtures and equipment are recorded at cost and are depreciated using the double declining balance method over estimated useful lives ranging from three to seven years.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts.  Depreciation expense was $0.1 million for the each of the years ended December 31, 2008 and 2007, respectively.  Maintenance and repairs are charged to expense as incurred.

Valuation of Long-Lived Assets:  Aetrium reviews its long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, Aetrium would measure the

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

impairment loss as the amount by which the carrying value of the asset exceeds its fair value. There were no impairment charges during the years ended December 31, 2008 and 2007.

Revenue Recognition:  Aetrium’s policy is to recognize revenue on product sales upon shipment if contractual obligations have been substantially met, collection of the proceeds is assessed as being reasonably assured, and title and risk of loss have passed to the customer, which is generally the case for sales of spare parts, accessories, change kits and some equipment and equipment upgrades.  In instances where title does not pass upon shipment, revenue is recognized upon delivery or customer acceptance based upon the terms of the sales agreement.  In instances where equipment or equipment upgrade sales contracts include significant post-shipment obligations to be performed by Aetrium, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement.  For arrangements containing multiple elements, the amounts allocated to delivered and undelivered elements are based on their fair value and revenue is recognized upon delivery of each element.  In instances where contractual terms can only be satisfied after shipment, such as meeting customer-specified acceptance requirements at the customer’s site, revenue is not recognized until there is objective evidence that the applicable contract terms have been met.  Sales tax billed to customers is excluded from revenue. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet.  We often receive payments from customers prior to recognizing revenue.  For example, we may receive partial payments prior to shipment, which we record as “customer deposits” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.”  Customer deposits and deferred revenue are recorded as liabilities and included as a component of “Other accrued liabilities” in our consolidated balance sheet.  See also Notes 7 and 8.

Advertising Costs:  Advertising costs are expensed as incurred. Advertising costs were immaterial for each of the years ended December 31, 2008 and 2007.

Warranty and Equipment Improvement Costs:  Our products are sold with warranty periods that vary by item and range up to two years.  Estimated warranty costs are accrued in the period that the related revenue is recognized. On occasion, we may provide no-charge equipment improvements for customers at our discretion.  Such costs are accrued when identified, quantified and approved by management.  The following table summarizes product warranty and no-charge equipment improvement expense accruals and settlements for the two years ended December 31, 2008 (in thousands):

	Accrual Balance at beginning of year	Accruals for warranties and no-charge improvements	Settlements made	Accrual Balance at end of year
2007	$366	$389	$(479)	$276
2008	276	415	(562)	129

There were no significant changes in estimated warranty accruals for fiscal year 2008 or 2007. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 8.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

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

Year ended Dec. 31,	2008	2007
Weighted average common shares outstanding	10,583	10,396
Potentially dilutive stock options	—	330
Weighted average common shares outstanding, assuming dilution	10,583	10,726

For the year ended December 31, 2008, all stock options are excluded from the loss per share computation because they would be antidilutive.  As of December 31, 2008, there were 1,818,144 outstanding stock options that could have potentially impacted diluted income per share. For the year

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

ended December 31, 2007, options to purchase 217,933 common shares are excluded from the diluted computation because their exercise prices exceeded the average market value of our common stock and they would therefore be antidilutive to income per share.

Share-Based Employee Compensation:  We accounted for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of all share-based compensation under the fair value method.  See Notes 4 and 11 for additional information regarding share-based compensation and our stock incentive plan.

NOTE 3: NOTE RECEIVABLE

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

December 31,	2008	2007
Current portion - included in “Other current assets”	$106	$334
Long-term portion - included in “Other assets”	137	—
Total note receivable	$243	$334

NOTE 4: SHARE-BASED COMPENSATION

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

Using the Black-Scholes option valuation model, the weighted-average fair value of options granted in 2008 and 2007 was determined to be $1.07 and $1.74, respectively.  Weighted average assumptions used

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

in applying the Black-Scholes option-pricing model to estimate the fair value of options granted were as follows:

Year ended December 31,	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	42%	56%
Risk-free interest rate	2.5%	4.5%
Expected life of options (years)	3.5	3.5

In November 2006, we modified the terms of 223,000 stock options to reduce the exercise prices to $3.00 per share (the then fair market value of a share of our common stock).  The options had been originally granted pursuant to our 2003 Stock Incentive Plan (Plan). None of the modified stock options were held by named executive officers or directors of Aetrium.  In December 2008, we discovered that the Plan does not permit repricing of outstanding options. In order to remain compliant with the provisions of the Plan, we determined that the repriced options be deemed to continue to be outstanding on their original terms and that the repricing action taken in November 2006 be deemed a grant of 223,000 additional stock options at an exercise prices of $3.00 and otherwise on the terms granted in November 2006. Cumulative share-based compensation expense associated with the new options through fourth quarter 2008 amounted to $98,000 and was recorded in the fourth quarter of 2008.  Aetrium’s financial statements for prior periods were not restated as the impact of the additional stock options and related compensation expense was determined to be immaterial.

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

Year ended December 31,	2008	2007
Cost of goods sold	$81	$44
Selling, general and administrative	412	254
Research and development	109	62
Total share-based compensation expense	$602	$360

As of December 31, 2008, we had approximately $1.2 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

subsidiary and for the deconsolidation of a subsidiary. SFAS 160 became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(Revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 became effective for Aetrium at the beginning of fiscal year 2008, and its implementation had no impact on our consolidated financial position, results of operations or cash flows.

NOTE 6: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments (receipts) for interest and income taxes were as follows (in thousands):

Year ended Dec. 31,	2008	2007
Interest paid	$2	$6
Income taxes paid (refunded), net	$(13)	$62

NOTE 7: INVENTORIES

Inventories are comprised of the following (in thousands):

December 31,	2008	2007
Purchased parts and completed subassemblies	$5,978	$3,911
Work-in-process	456	2,336
Finished goods, including saleable demonstration equipment	2,686	1,343
Equipment shipped, subject to revenue deferral	42	105
Total inventories	$9,162	$7,695

We adjust our inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory adjustments may be required.  Our reserve for excess and obsolete inventories was $1.6 million and $1.8 million at December 31, 2008 and 2007, respectively.

NOTE 8: OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2008	2007
Accrued commissions	$75	$114
Accrued warranty and no-charge equipment improvements	129	276
Customer deposits and deferred revenue	61	189
Accrued severance and related costs	102	93
Other	266	262
Total other accrued liabilities	$633	$934

The accrued severance and related costs of $102,000 at December 31, 2008 are related to a workforce reduction implemented in December 2008.  In response to a significant decline in business activity, we terminated twelve employees in manufacturing, sales, field service and engineering.  These costs will be paid in the first half of fiscal 2009.

NOTE 9: CREDIT AGREEMENT AND LONG-TERM DEBT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25% with a minimum interest rate of 4.25%.  The agreement is collateralized by substantially all of our assets and provides that we maintain certain financial covenants.  At December 31, 2008 and 2007, there were no borrowings under the line of credit agreement.  As of December 31, 2008, we were not in compliance with a net income covenant under the agreement. However, the bank waived this requirement in March 2009.  The credit line agreement expires in October 2009. We believe we will be able to extend the agreement at that time or obtain similar financing, if needed. However, there can be no assurance that such financing will be available with terms favorable to us or at all.

In 2004, we financed certain equipment purchases by executing a note payable to a bank that provided for monthly installment payments through March 2009.  The loan balance at December 31, 2008 was $11,678.

NOTE 10: LEASE OBLIGATIONS

We lease our facility in North St. Paul, Minnesota from a limited liability company controlled by a shareholder of Aetrium.  The shareholder is neither a director nor officer of Aetrium, and, to our knowledge, does not own more than five percent of our common stock.  The lease agreement provides for monthly base rents which were $24,276 as of December 31, 2008 and increase 2% annually through the end of the lease term.  The agreement expires on February 28, 2011, at which time we have an option to extend the lease for an additional five-year term.

In 2000, we vacated a leased facility in Poway, California.  The lease expires in January 2010.  The facility is subleased to two independent parties with the sublease terms running concurrently with our

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

remaining lease term. We believe future sublease income will cover our remaining lease obligations, which totaled approximately $0.7 million at December 31, 2008.  In March 2009, one of the subtenants was in default under its sublease agreement with us for failure to pay the past three months’ rent totaling approximately $100,000. This subtenant has indicated that it recently received a substantial long-term contract, is in the process of obtaining additional financing to support delivery under the contract, and expects to cure the default by June 2009. If this subtenant remains in default and/or the other subtenant was to default on its sublease agreement, we may have to record charges related to our future obligations under the lease.

As of December 31, 2008, future minimum annual lease payments under operating leases were as follows (in thousands):

2009	$818
2010	347
2011	50
Total minimum lease payments	$1,215

The above minimum lease payments have not been reduced by minimum sublease rentals of $0.7 million for the Poway, California facility due in the future under noncancellable subleases which expire in January 2010.

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended Dec. 31,	2008	2007
Paid to shareholder	$291	$295
Paid to others	536	508
Sublease/assigned lease income	(521)	(452)
Total net rent expense	$306	$351

NOTE 11: STOCK OPTION PLAN

In May 2003, Aetrium’s shareholders approved the adoption of the 2003 Stock Incentive Plan (Plan).  Employees, officers, directors, consultants and independent contractors providing services to us are eligible to receive awards under the Plan.  The number of shares available for issuance under the Plan is equal to 20% of the aggregate number of shares of common stock outstanding less the total number of shares of common stock issuable upon the exercise or conversion of any outstanding stock options, warrants or other stock rights. The Plan is administered by the Compensation Committee of our board of directors and provides for the granting of: (a) stock options; (b) stock appreciation rights; (c) restricted stock; (d) performance awards; and (e) stock awards valued in whole or in part by reference to or otherwise based upon our stock.  Options granted under the Plan may be incentive stock options or nonqualified stock options.  To date, nonqualified stock options are the only awards that we have granted under the Plan.  The Plan will terminate on February 28, 2013.  The Plan provides that the Compensation Committee may, at its discretion, allow the exercise price of stock options to be paid, in whole or in part, by tendering previously acquired shares that have been held by the option holder for at least six months.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

The following table summarizes activity under our stock incentive plan for the year ended December 31, 2008:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	1,879,564	$3.41
Granted	440,000	3.19
Exercised	(165,159)	2.76
Forfeited	(47,378)	3.73
Expired	(288,883)	2.76
Outstanding, December 31, 2008	1,818,144	$3.65	2.9 years	$—

Options at December 31, 2008
Exercisable and expected to become exercisable	1,781,781	$3.65	2.9 years	$—

Exercisable	985,746	$3.71	2.4 years	$—

The number of options outstanding at January 1, 2008 in the table above includes 178,000 options with exercise prices of $3.00 per share that were  deemed to have been granted in November 2006 as discussed in Note 4.

During fiscal year 2008, in connection with certain stock option exercises, employees surrendered 89,831 shares ($399,463 fair market value) and 19,808 shares ($88,098 fair market value) of common stock as payment for the exercise prices and related withholding tax obligations, respectively, of such options.

The aggregate intrinsic values as of December 31, 2008 in the table above are zero because the exercise prices of all outstanding options exceeded Aetrium’s closing stock price at that date.  The total intrinsic value of options exercised during the year ended December 31, 2008 was approximately $270,000.  The total fair value of options vested during the year ended December 31, 2008 was approximately $602,000.

The following table summarizes information related to stock options outstanding at December 31, 2008, all of which are nonqualified options and expire five years after the grant date and of which 279,500 options were fully exercisable when granted, 100,000 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in the second quarter of 2005 to become fully exercisable to the extent not then exercisable, and 1,438,644 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00 to 3.13	834,437	3.1 years	$3.08	444,379	$3.07
3.87 to 4.81	983,707	2.8 years	4.14	541,367	4.24
$3.00 to 4.81	1,818,144	2.9 years	$3.65	985,746	$3.71

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 12: EMPLOYEE SAVINGS 401(k) PLAN

Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age.  Our contributions to the savings plan are at the discretion of management.  Aetrium contributed $103,251 and $90,561, respectively, to the plan in 2008 and 2007.

NOTE 13: INCOME TAXES

Income tax benefit consists of the following components (in thousands):

Year ended December 31,	2008	2007
Current tax expense:
Federal	$—	$62
State	6	8
Total current expense	6	70
Deferred tax benefit:
Federal	(283)	(2,213)
State	(34)	(104)
Total deferred benefit	(317)	(2,317)
Total income tax benefit	$(311)	$(2,247)

A reconciliation of income tax expense (benefit) computed using the federal statutory rate to the income tax benefit reported in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2008	2007
Tax computed at federal statutory rate	$(314)	$1,513
State taxes, net of federal benefit	(48)	126
Increase (decrease) in tax from:
Business meals and entertainment	15	18
Tax credits	23	22
Valuation allowance change	—	(3,964)
Other, net	13	38
Reported income tax benefit	$(311)	$(2,247)

Deferred tax assets are comprised of the following (in thousands):

December 31,	2008	2007
Accounts receivable	$15	$17
Inventories	643	711
Employee compensation and benefits	428	229
Amortization of intangibles	599	892
NOL and tax credit carryforwards	22,489	21,969
Severance and related cost accruals	36	33
Warranty accrual	47	99
Other, net	38	46
Deferred tax assets	$24,295	$23,996
Less, valuation allowance	(21,679)	(21,679)
Net deferred tax assets	$2,616	$2,317

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Deferred tax assets are classified in our consolidated balance sheet as follows (in thousands):
December 31,	2008	2007
Current assets	$127	$315
Noncurrent assets	2,489	2,002
Total	$2,616	$2,317

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet.  In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2006, we provided a valuation allowance of approximately $25.6 million to fully reserve our deferred tax assets.  At December 31, 2007, we reduced the valuation allowance to approximately $21.7 million based on our assessment of the realizability of our deferred tax assets at that date.  We estimated the realizable amount of our deferred tax assets at December 31, 2007 to be approximately $2.3 million.  This amount was determined in accordance with SFAS 109 by considering all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income.  Potential future taxable income was evaluated based primarily on anticipated operating results for fiscal year 2008.  We determined that projecting operating results beyond 2008 involved substantial uncertainty and we substantially discounted forecasts beyond fiscal year 2008 as a basis to support our deferred tax assets under the more likely than not realization requirement in SFAS 109.

At December 31, 2008, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance.  Based on our evaluation of future profit potential and other relevant factors, we determined that there was not sufficient positive or negative evidence to warrant an increase or decrease in the amount of the valuation allowance and that a valuation allowance of $21.7 million was appropriate at December 31, 2008. We will continue to assess the assumptions used to determine the amount of our valuation allowance and we may adjust the valuation allowance in future periods based on changes in assumptions of estimated future income and other factors.  If the valuation allowance is reduced, we would record an income tax benefit in the period the valuation allowance is reduced. If the valuation allowance is increased, we would record additional income tax expense.

Aetrium has federal net operating loss carryforwards of approximately $62 million that will begin to expire in 2020 if not utilized.  We also have state net operating loss carryforwards of approximately $22 million that will expire at various times, beginning in 2009, if not utilized.  We also have federal and state research tax credit and alternative minimum tax credit carryforwards of approximately $1.3 million that will expire at various times, beginning in 2013, if not utilized.  The utilization of net operating loss carryforwards and research tax credit carryforwards may be subject to annual limitations in the event of future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code. Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Our federal and state operating loss carryforwards include losses related to windfall tax deductions from stock option exercises.  In accordance with SFAS 123R, the amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized in income taxes payable.  As of

December 31, 2008 and 2007, Aetrium had suspended additional paid-in capital credits of $1.2 million and $1.1 million respectively. Upon realization of the net operating loss carryforwards from such windfall tax deductions, we would record a benefit of approximately $1.2 million in additional paid-in capital.

Effective January 1, 2007, Aetrium adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  In accordance with FIN 48, we assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where we determine it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where we determine it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded.  At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation of FIN 48, we did not record a liability for unrecognized income tax benefits.  Aetrium does not have any unrecognized tax benefits as of December 31, 2008 or December 31, 2007.

Aetrium is subject to income tax examinations in the U.S. federal and certain state jurisdictions.  There are currently no income tax examinations in progress.  Federal and state income tax returns are subject to review for fiscal years 2005 through 2008.

If applicable, interest expense and penalties related to income taxes are included in income tax expense.

NOTE 14: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2008	2007
Test handler products	59%	69%
Reliability test equipment products	15	17
Change kits and spare parts	26	14
Total	100%	100%

All of our long-lived assets are located in the United States. Sales by geographic area based on product shipment destination were as follows (in thousands):

Year ended December 31,	2008	2007
United States	$2,625	$6,685
Malaysia	7,986	9,296
Philippines	3,017	5,948
Thailand	163	2,021
Other foreign countries	3,426	4,040
Total	$17,217	$27,990

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Sales to customers comprising more than 10% of our total net sales and accounts receivable from customers comprising more than 10% of our total accounts receivable are summarized below:

	Percent of total sales for year ended December 31,		Percent of total accounts receivable as of December 31,
	2008	2007	2008	2007
Customer A	40%	37%	*	49%
Customer B	25%	40%	61%	32%
Customer C	11%	*	*	*
Customer D	*	*	14%	14%
______________
* Percent was less than 10% of the total.

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

AETRIUM INCORPORATED
Date: March 30, 2009	By: /s/ Joseph C. Levesque
Joseph C. Levesque
Chief Executive Officer and President
(principal executive officer)

By: /s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph C. Levesque	Chairman of the Board
Joseph C. Levesque

/s/ Darnell L. Boehm	Director
Darnell L. Boehm

/s/ Terrence W. Glarner	Director
Terrence W. Glarner

/s/ Daniel A. Carr	Director
Daniel A. Carr

/s/ Douglas L. Hemer	Director
Douglas L. Hemer

AETRIUM INCORPORATED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Item No.	Item	Method of Filing
3.1	Our Restated Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).
3.2	Amendment to Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to our Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).
3.3	Our Bylaws, as amended.	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 33-64962C).
4.1	Specimen Form of our Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).
10.1	Employment Agreement dated April 1, 1986, between Joseph C. Levesque and us.	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 33-64962C).
10.2	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between W.H. Pomerado, LLC and us, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).
10.3	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).
10.4	Form of Change of Control Agreement.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).
10.5	Form of Amendments to Change of Control Agreement	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).
10.6	Sales Incentive Program.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

E - 1

10.7	Business Loan Agreement, dated October 24, 2008, between Bremer Bank and us.	Incorporated by reference to Exhibit 20.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-22166).
10.8	Note, dated October 24, 2008, issued by us to Bremer Bank.	Incorporated by reference to Exhibit 20.27 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-22166).
10.9	Commercial Lease dated February 24, 2006 between Kamko I, LLC and us.	Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-22166).
10.10	Asset Purchase Agreement, dated December 28, 2006, between WEB Technology, Inc. and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2007 (File No. 0-22166).
10.11	Executive Officer Profit Sharing Program.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007 (File No. 0-22166).
14.1	Code of Business Conduct and Ethics.	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).
23.1	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.
31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.
31.3	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

E - 2

SCHEDULE II

Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
Allowance for doubtful accounts:
2007	$46	$0	$0	$0	$46
2008	46	(6)	0	0	40
Inventory excess and obsolescence reserve (1):
2007	$1,669	$179	$0	$(88)	$1,760
2008	1,760	0	0	(198)	1,562
Valuation allowance on deferred tax assets:
2007	$25,643	$(3,964)	$0	$0	$21,679
2008	21,679	0	0	0	21,679

(1)	Deductions represent disposals of reserved inventory.

S - 1