Form 10-Q
period 2009-03-31
AETRIUM INC
filed 2009-05-06
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☑

Number of shares of Common Stock, $.001 par value, outstanding on May 1, 2009	10,598,131

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2009 and December 31, 2008	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008	5

	Notes to unaudited consolidated financial statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 4T.	Controls and Procedures	14-15

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES	17

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	March 31,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$11,158	$11,629
Accounts receivable, net	1,219	1,539
Inventories	8,594	9,162
Deferred income taxes	127	127
Other current assets	332	298
Total current assets	21,430	22,755

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,222	1,204
	1,743	1,725
Less accumulated depreciation and amortization	(1,597)	(1,582)
Property and equipment, net	146	143

Deferred income taxes	2,887	2,489
Other assets	187	215

Total assets	$24,650	$25,602

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$—	$12
Trade accounts payable	296	571
Accrued compensation	339	286
Other accrued liabilities	517	633
Total current liabilities	1,152	1,502

Long-term debt, less current portion	—	—

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,598,131 at March 31, 2009 and December 31, 2008	11	11
Additional paid-in capital	63,803	63,665
Accumulated deficit	(40,316)	(39,576)
Total shareholders' equity	23,498	24,100

Total liabilities and shareholders' equity	$24,650	$25,602

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008

Net sales	$1,751	$5,635
Cost of goods sold	1,251	2,859
Gross profit	500	2,776

Operating expenses:
Selling, general and administrative	1,200	1,702
Research and development	475	776
Total operating expenses	1,675	2,478

Income (loss) from operations	(1,175)	298
Interest income, net	38	120
Income (loss) before income taxes	(1,137)	418
Income tax benefit (expense)	397	(155)
Net income (loss)	$(740)	$263

Income (loss) per share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02

Weighted average common shares outstanding:
Basic	10,598	10,554
Diluted	10,598	10,829

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(740)	$263
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation expense	15	27
Share-based compensation expense	138	109
Deferred income taxes	(398)	155
Changes in assets and liabilities:
Accounts receivable	320	894
Inventories	568	(378)
Other current assets	(33)	32
Other assets	1	21
Trade accounts payable	(275)	60
Accrued compensation	53	(81)
Other accrued liabilities	(116)	(367)
Net cash provided by (used in) operating activities	(467)	735

Cash flows from investing activities:
Purchase of property and equipment	(18)	(24)
Collection of note receivable	26	65
Net cash provided by investing activities	8	41

Cash flows from financing activities:
Proceeds from exercise of stock options	—	11
Payments on long-term debt	(12)	(10)
Net cash provided by (used in) financing activities	(12)	1

Net increase (decrease) in cash and cash equivalents	(471)	777

Cash and cash equivalents at beginning of period	11,629	12,105

Cash and cash equivalents at end of period	$11,158	$12,882

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	March 31,	December 31,
	2009	2008

Current portion - included in “Other current assets”	$107	$106
Long-term portion - included in “Other assets”	110	137
Total note receivable	$217	$243

3.	SHARE-BASED COMPENSATION

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

In February 2009, pursuant to our 2003 Stock Incentive Plan, we granted a stock option to purchase 30,000 shares of our common stock at an exercise price of $1.265 per share, the fair market value of the common stock on the date of the grant. The option vests in monthly increments over four years and will expire five years after the grant date. Using the Black-Scholes valuation model, the fair value of the option granted was determined to be $.46 per share. Assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of the option granted were as follows:

Expected stock price volatility	48%
Risk-free interest rate	1.2%
Expected dividend level	0%
Expected life of options (years)	3.5

Also in February 2009, we modified the terms of vested options held by a former Aetrium director who retired in December 2008. The options were to expire ninety days following his retirement date. The options, which were “under water” on the modification date, were modified to extend the expiration dates to their respective original contract terms. The total fair value of the modifications, as determined using the Black-Scholes valuation model, was less than $1,000.

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2009	2008

Cost of goods sold	$19	$14
Selling, general and administrative	93	78
Research and development	26	17
Total share-based compensation expense	$138	$109

As of March 31, 2009, we had approximately $1.1 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.2 years.

4.	INCOME PER COMMON SHARE

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

	Three months ended March 31,
	2009	2008

Weighted average common shares outstanding	10,598	10,554
Potentially dilutive stock options	—	275
Weighted average common shares outstanding, assuming dilution	10,598	10,829

For the three month period ended March 31, 2009, all stock options were excluded from the diluted computation because they would be antidilutive. For the three month period ended March 31, 2008, options to purchase 50,000 shares were excluded from the diluted computation because their exercise prices exceeded the average market value of our common stock and they would therefore have been antidilutive to income per share. As of March 31, 2009, there were 1,843,021 outstanding stock options that could have potentially impacted diluted income per share.

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

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008

Purchased parts and completed subassemblies	$5,742	$5,978
Work-in-process	322	456
Finished goods, including saleable demonstration equipment	2,383	2,686
Equipment shipped, subject to revenue deferral	147	42
Total inventories	$8,594	$9,162

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008

Accrued commissions	$65	$75
Accrued warranty and no-charge equipment improvements	154	129
Customer deposits and deferred revenue	11	61
Accrued severance and other related costs	21	102
Other	266	266
Total other accrued liabilities	$517	$633

Changes in accrued warranty and no-charge equipment improvements are summarized below (in thousands):
	Three months ended March 31,
	2009	2008

Accrual balance, beginning of period	$129	$276
Accruals for warranties and no-charge equipment improvements	39	117
Settlements made	(14)	(221)
Accrual balance, end of period	$154	$172

8.	CREDIT AGREEMENT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25% with a minimum interest rate of 4.5%. At March 31, 2009 and December 31, 2008, there were no borrowings under the line of credit agreement. The agreement expires in October 2009. As of March 31, 2009, we were not in compliance with a net income covenant under the agreement. We are currently in discussions with the bank regarding possible modifications to the agreement and we may explore other alternatives for similar financing. However, there can be no assurance that such financing will be available with terms favorable to us or at all.

9.	VACATED FACILITY AND RELATED LEASE OBLIGATION

In 2000, we vacated a leased facility in Poway, California.  The lease expires in January 2010.  The facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We believe future sublease income will cover our remaining lease obligations, which totaled approximately $0.5 million at March 31, 2009.  As of April 2009, one of the subtenants was in default under its sublease agreement with us for failure to pay the past four months’ rent totaling approximately $134,000. This subtenant has indicated that it recently received a substantial long-term contract, is in the process of obtaining additional financing to support delivery under the contract, and expects to cure the default by June 2009. If this subtenant remains in default and/or the other subtenant was to default on its sublease agreement, we may have to record charges related to our future obligations under the lease.

10.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plan for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	1,818,144	$3.65
Granted	30,000	1.27
Expired	(5,123)	3.63
Outstanding, March 31, 2009	1,843,021	$3.62	2.7 years	$6

Exercisable, March 31, 2009	1,069,722	$3.72	2.2 years	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2009 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2009. The total fair value of options vested during the three months ended March 31, 2009 was $138,000.

The following table summarizes information related to stock options outstanding at March 31, 2009, all of which are nonqualified options and expire five years after the grant date and of which 279,500 options were fully exercisable when granted, 100,000 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in the second quarter of 2005 to become fully exercisable to the extent not then exercisable, and 1,463,521 options become exercisable over four years from date of grant:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.27 to $ 3.13	861,730	2.9 years	$3.02	476,785	$3.09
3.87 to 4.81	981,291	2.5 years	4.14	592,937	4.22
$1.27 to $ 4.81	1,843,021	2.7 years	$3.62	1,069,722	$3.72

11.	INCOME TAXES

We recorded an income tax benefit of $397,000 and income tax expense of $155,000 for the three months ended March 31, 2009 and 2008, respectively. The effective tax rates of approximately 35% and 37% for the three months ended March 31, 2009 and 2008, respectively, are based on the estimated annual effective tax rate for the entire year and reflect primarily the federal statutory rate of 34% plus estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss and other factors.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve these assets. At December 31, 2007, we reduced the valuation allowance from approximately $25.6 million to $21.7 million based on our assessment of the realizability of our deferred tax assets at that date. Our recent operating results have been adversely impacted by the global economic crisis and semiconductor industry downturn that began in the second half of fiscal year 2008 and have continued into fiscal year 2009. We incurred an operating loss in the fourth quarter of 2008 and expect to be unprofitable through at least the first half of fiscal year 2009.  Our assessment of the realizability of our deferred tax assets at March 31, 2009 considered our future profit potential and other relevant factors, including our positive cumulative profit over the prior three years. Based on this assessment, we determined that there was not sufficient negative evidence to warrant an increase in the amount of the valuation allowance at March 31, 2009. We will continue to assess the assumptions used to determine the amount of our valuation allowance in future periods. If we continue to incur losses during fiscal year 2009 and our operations and future outlook show no signs of improvement, we may have to increase the valuation allowance, which could have a material impact on our results of operations in the period in which it is adjusted.

Deferred tax assets, net of a $21.7 million valuation allowance, are classified in our consolidated balance sheet as follows (in thousands):

	March 31,	December 31,
	2009	2008

Current assets	$127	$127
Noncurrent assets	2,887	2,489
Total	$3,014	$2,616

AETRIUM INCORPORATED

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Business conditions in the TAP segment of the semiconductor equipment industry were generally weak in the first half of 2008 and deteriorated significantly in the second half of the year as the current global economic crisis evolved.  As the end of the year approached, many IC manufacturers, including Aetrium’s primary customers, made significant adjustments to their operations and reduced their capital expenditure plans in anticipation of significantly declining demand for ICs.  In fourth quarter 2008, as it became clear that general economic and semiconductor industry business conditions may be weak for an extended period of time, we immediately took steps to reduce our expenses accordingly.  We eliminated contract workers, terminated twelve employees, or 15% of our regular workforce, and reduced other operating expenses as well.  In January 2009 we implemented wage reductions of 10% for all employees and up to 25% for our executive officers.

As expected, general economic weakness and the semiconductor equipment industry slowdown continued into fiscal year 2009 and Aetrium’s operating results have been affected accordingly. In the first quarter of 2009 our net sales were $1.8 million, compared with $2.9 million in the fourth quarter of 2008 and $5.6 million in the first quarter of 2008. We expect general economic and Aetrium business conditions to be challenging through the remainder of fiscal year 2009. Any prolonged continuation or worsening of the industry slowdown will likely adversely impact our longer term operating results as well.

Critical Accounting Policies

Aetrium’s critical accounting policies are discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net Sales. Total net sales for the three months ended March 31, 2009 were $1.8 million compared with $5.6 million for the same period in 2008, a 69% decrease. Net sales decreased across all our product lines as general weakness in the semiconductor equipment industry in the first half of 2008 evolved into a severe downturn as worldwide economic conditions deteriorated through the end of the year and into 2009.  Sales of test handlers were $1.2 million in the first three months of 2009 compared with $4.1 million for the same period in 2008, a decrease of 71%. Sales of reliability test equipment were $0.3 million compared with $0.5 million in the same period in 2008, a decrease of 44%. Sales of change kits and spare parts were $0.3 million in the first three months of 2009 compared with $1.1 million for the same period in 2008, a decrease of 71%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and utilization of manufacturing capacity associated with varying production levels. Gross profit was 28.6% of net sales in the three months ended March 31, 2009 compared with 49.3% for the same period in 2008. Our gross margin decreased in 2009 primarily due to inefficiencies associated with significantly lower production and net sales levels.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of employee compensation and related costs, independent representative commissions, travel, warranty and no-charge equipment improvement costs. SG&A expenses were $1.2 million for the three months ended March 31, 2009 compared with $1.7 million for the same period in 2008, a decrease of 29%. Compensation costs decreased $0.3 million in 2009 due to a workforce reduction implemented in December 2008, wage reductions for all employees implemented in January 2009 and the elimination of all profit-related incentives. Travel expenses and warranty/no-charge equipment improvement costs each decreased $0.1 million in 2009 due primarily to reduced sales and service activities.

Research and Development. Research and development expenses were $0.5 million for the three months ended March 31, 2009 compared with $0.8 million for the same period in 2008, a decrease of 39%. Compensation costs decreased $0.1 million in 2009 due to a workforce reduction implemented in December 2008, wage reductions for all employees implemented in January 2009 and the elimination of all profit-related incentives. Contract services decreased $0.2 million as such costs were reduced in response to lower sales levels. Research and development expenses represented 27.1% of total net sales for the three month period ended March 31, 2009 compared with 13.8% of total net sales for the comparable period in 2008. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in the first three months of 2009.

Interest Income, net. Interest income, net, amounted to $38,000 for the three months ended March 31, 2009, compared with $120,000 for the same period in 2008. Interest income was lower in 2009 due to lower average invested cash balances and lower interest rates.

Income Taxes. We recorded an income tax benefit of $397,000 and income tax expense of $155,000 for the three months ended March 31, 2009 and 2008, respectively. The effective tax rates of approximately 35% and 37% for the three months ended March 31, 2009 and 2008, respectively, are based on the estimated annual effective tax rate for the entire year and reflect primarily the federal statutory rate of 34% plus estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss and other factors.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve these assets. At December 31, 2007, we reduced the valuation allowance from approximately $25.6 million to $21.7 million based on our assessment of the realizability of our deferred tax assets at that date. Our recent operating results have been adversely impacted by the global economic crisis and semiconductor industry downturn that began in the second half of fiscal year 2008 and have continued into fiscal year 2009. We incurred an operating loss in the fourth quarter of 2008 and expect to be unprofitable through at least the first half of fiscal year 2009.  Our assessment of the realizability of our deferred tax assets at March 31, 2009 considered our future profit potential and other relevant factors, including our positive cumulative profit over the prior three years. Based on this assessment, we determined that there was not sufficient negative evidence to warrant an increase in the amount of the valuation allowance at March 31, 2009. We will continue to assess the assumptions used to determine the amount of our valuation allowance in future periods. If we continue to incur losses during fiscal year 2009 and our operations and future outlook show no signs of improvement, we may have to increase the valuation allowance, which could have a material impact on our results of operations in the period in which it is adjusted.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.5 million in the three months ended March 31, 2009. We used $0.5 million in cash to fund operating activities during this period. The major components of cash flows from operating activities were our net loss of $0.7 million, a $0.4 million increase in deferred income taxes, a $0.3 million decrease in accounts payable, and a $0.1 million decrease in accrued severance costs, partially offset by $0.1 million in non-cash depreciation and share-based compensation expense, a $0.3 million decrease in accounts receivable, and a $0.6 million decrease in inventories. Inventories and accounts payable decreased primarily due to significantly reduced inventory purchases in the first quarter of 2009 compared with the fourth quarter of 2008 in response to lower sales levels. The decrease in accrued severance costs reflects the payment of benefits associated with a workforce reduction we implemented in December 2008. Accounts receivable decreased primarily due to a significant decrease in net sales in the first quarter of 2009 compared with the fourth quarter of 2008. Net cash provided by investing activities in the three months ended March 31, 2009 was not significant. Net cash used in financing activities in the three months ended March 31, 2009 was not significant.

Cash and cash equivalents increased by approximately $0.8 million in the three months ended March 31, 2008. We generated $0.7 million in cash from operating activities during this period. The major components of cash flows from operating activities were net income of $0.3 million, $0.1 million in non-cash depreciation and share-based compensation expense, a $0.2 million decrease in deferred income taxes, and a $0.9 million decrease in accounts receivable, partially offset by a $0.4 million increase in inventories, a $0.2 million decrease in deferred revenue and a $0.1 million decrease in accrued warranty and no-charge equipment improvements. Accounts receivable decreased primarily due to a significant decrease in net sales in the first quarter of 2008 compared with the fourth quarter of 2007. Inventories increased primarily due to lower net sales than anticipated. Deferred revenue decreased as revenue recognition criteria were satisfied for items that had been deferred at December 31, 2007. Accrued warranty and no-charge equipment improvements decreased due to lower net sales and the shipment of certain items accrued in prior periods. Net cash provided by investing and financing activities in the three months ended March 31, 2008 was not significant.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $11.2 million at March 31, 2009 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. We have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. However, as of March 31, 2009, we were not in compliance with a net income covenant under the agreement. We are currently in discussions with the bank regarding possible modifications to the agreement and we may explore other alternatives for similar financing. However, there can be no assurance that such financing will be available with terms favorable to us or at all.

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

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

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

AETRIUM INCORPORATED
(Registrant)

Date: May 6, 2009	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: May 6, 2009	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)