Form 10-Q
period 2009-06-30
AETRIUM INC
filed 2009-08-04
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on July 30, 2009	10,598,131

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008	5

	Notes to unaudited condensed consolidated financial statements	6 -11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 -16

Item 4T.	Controls and Procedures	16

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES	18

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,374	$11,629
Accounts receivable, net	647	1,539
Inventories	8,665	9,162
Deferred income taxes	127	127
Other current assets	426	298
Total current assets	20,239	22,755

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,173	1,204
	1,694	1,725
Less accumulated depreciation and amortization	(1,564)	(1,582)
Property and equipment, net	130	143

Deferred income taxes	3,332	2,489
Other assets	159	215

Total assets	$23,860	$25,602

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$—	$12
Trade accounts payable	363	571
Accrued compensation	238	286
Other accrued liabilities	391	633
Total current liabilities	992	1,502

Long-term debt, less current portion	—	—

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,598,131 at June 30, 2009 and December 31, 2008	11	11
Additional paid-in capital	64,005	63,665
Accumulated deficit	(41,148)	(39,576)
Total shareholders' equity	22,868	24,100

Total liabilities and shareholders' equity	$23,860	$25,602

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net sales	$1,185	$3,222	$2,936	$8,857
Cost of goods sold	848	1,762	2,099	4,621
Gross profit	337	1,460	837	4,236

Operating expenses:
Selling, general and administrative	1,130	1,496	2,330	3,198
Research and development	529	748	1,004	1,524
Total operating expenses	1,659	2,244	3,334	4,722

Loss from operations	(1,322)	(784)	(2,497)	(486)
Interest income, net	46	83	84	203
Loss before income taxes	(1,276)	(701)	(2,413)	(283)
Income tax benefit	444	260	841	105
Net loss	$(832)	$(441)	$(1,572)	$(178)

Loss per common share (basic and diluted)	$(0.08)	$(0.04)	$(0.15)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	10,598	10,586	10,598	10,570

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,572)	$(178)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	33	48
Share-based compensation expense	340	236
Deferred income taxes	(843)	(105)
Changes in assets and liabilities:
Accounts receivable	892	1,456
Inventories	497	(1,182)
Other current assets	(126)	54
Other assets	2	38
Trade accounts payable	(208)	259
Accrued compensation	(48)	(347)
Other accrued liabilities	(242)	(354)
Net cash used in operating activities	(1,275)	(75)

Cash flows from investing activities:
Purchase of property and equipment	(20)	(28)
Collection of note receivable	52	65
Net cash provided by investing activities	32	37

Cash flows from financing activities:
Payments on long-term debt	(12)	(21)
Proceeds from exercise of stock options	—	25
Repurchase of shares in connection with exercise of stock options	—	(88)
Net cash used in financing activities	(12)	(84)

Net decrease in cash and cash equivalents	(1,255)	(122)

Cash and cash equivalents at beginning of period	11,629	12,105

Cash and cash equivalents at end of period	$10,374	$11,983

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2008 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year or any future period.  We evaluated our financial statements for subsequent events through August 4, 2009, the date the financial statements were issued.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	June 30,	December 31,
	2009	2008

Current portion - included in “Other current assets”	$108	$106
Long-term portion - included in “Other assets”	83	137
Total note receivable	$191	$243

3.	SHARE-BASED COMPENSATION

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

On May 20, 2009 Aetrium shareholders approved the re-pricing of certain outstanding stock options that had been previously granted pursuant to our 2003 Stock Incentive Plan. The modified options were held by 48 option holders, including Aetrium officers, directors and employees. A total of 1,536,249 options with exercise prices ranging from $3.095 to $4.33 per share were modified to provide for exercise prices ranging from $2.2175 to $2.34 per share. The new exercise prices were determined based on a formula tied to the fair market value of our common stock on the modification date, which was $1.34 per share. The fair value of the option modifications, using the

Black-Scholes valuation model, was determined to be approximately $117,000.  Of this amount, approximately $63,000 was related to vested options and was expensed in the quarter ended June 30, 2009. The remaining expense will be recognized over the remaining vesting periods of the applicable options.

In February 2009, pursuant to our 2003 Stock Incentive Plan, we granted a stock option to purchase 30,000 shares of our common stock at an exercise price of $1.265 per share, the fair market value of the common stock on the date of the grant. The option vests in monthly increments over four years and will expire five years after the grant date. The fair value of the option was determined to be approximately $14,000, which amount is being expensed over the four-year vesting period.

Also in February 2009, we modified the terms of vested options held by a former Aetrium director who retired in December 2008. The options were to expire ninety days following his retirement date. The options, which were “under water” on the modification date, were modified to extend the expiration dates to their respective original contract terms. The total fair value of the modifications was less than $1,000.

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Cost of goods sold	$29	$17	$48	$31
Selling, general and administrative	136	89	229	167
Research and development	37	21	63	38
Total share-based compensation expense	$202	$127	$340	$236

As of June 30, 2009, we had approximately $1.0 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.0 years.

4.	LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive. A reconciliation of the number of shares used in the computations of basic and diluted loss per share follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	10,598	10,586	10,598	10,570
Potentially dilutive stock options	—	—	—	—
Weighted average common shares outstanding, assuming dilution	10,598	10,586	10,598	10,570

Potentially dilutive stock options excluded from the diluted loss per share computations amounted to 1,837,483 and 2,031,748 for the three months ended June 30, 2009 and 2008, respectively and 1,834,262 and 1,949,804 for the six months ended June 30, 2009 and 2008, respectively.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement

No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events or transactions occurring after the balance sheet date.  In addition, it requires disclosure of the date through which subsequent events have been evaluated.  We adopted SFAS 165 as of June 30, 2009, which was the required effective date. See disclosure in Note 1.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

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

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008

Purchased parts and completed subassemblies	$5,163	$5,978
Work-in-process	593	456
Finished goods, including saleable demonstration equipment	2,909	2,686
Equipment shipped, subject to revenue deferral	—	42
Total inventories	$8,665	$9,162

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008

Accrued commissions	$22	$75
Accrued warranty and no-charge equipment improvements	105	129
Customer deposits and deferred revenue	—	61
Accrued severance and other related costs	3	102
Other	261	266
Total other accrued liabilities	$391	$633

Changes in accrued warranty and no-charge equipment improvements are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Accrual balance, beginning of period	$154	$172	$129	$276
Accruals for warranties and no-charge equipment improvements	2	89	24	206
Settlements made	(33)	(34)	(48)	(255)
Adjustments to previous estimates	(18)	—	—	—
Accrual balance, end of period	$105	$227	$105	$227

8.	CREDIT AGREEMENT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate less 0.25% with a minimum interest rate of 4.5%. At June 30, 2009 and December 31, 2008, there were no borrowings under the line of credit agreement. The agreement expires in October 2009. As of June 30, 2009, we were not in compliance with a net income covenant under the agreement. We are currently in discussions with the bank and anticipate that a new agreement will be finalized in August 2009.

9.	VACATED FACILITY AND RELATED LEASE OBLIGATION

In 2000, we vacated a leased facility in Poway, California.  The lease expires in January 2010.  The facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. We believe future sublease income will cover our remaining lease obligations, which totaled approximately $0.4 million at June 30, 2009.  As of June 30, 2009 one of the subtenants was in default under its sublease agreement with us for failure to pay the past six months’ rent totaling approximately $202,000. We received a payment of $25,000 in July 2009. This subtenant has indicated that it recently received a substantial long-term contract, has completed initial deliveries under the contract, and is in the process of obtaining new financing. We believe we will ultimately collect the amounts due under the sublease. However, if this subtenant remains in default and/or the other subtenant was to default on its sublease agreement, we may have to record charges related to our future obligations under the lease.

10.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plan for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	1,818,144	$3.65
Granted	30,000	1.27
Forfeited	(10,500)	3.10
Expired	(5,123)	3.63
Outstanding, June 30, 2009	1,832,521	$2.48	2.4 years	$13

Exercisable, June 30, 2009	1,159,752	$2.58	2.0 years	$—

As explained in Note 3, on May 20, 2009 Aetrium shareholders approved the re-pricing of certain outstanding stock options. A total of 1,536,249 options with exercise prices ranging from $3.095 to $4.33 per share were modified to provide for exercise prices ranging from $2.2175 to $2.34 per share. The June 30, 2009 balances in the table above reflect the modified exercise prices of such options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2009 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2009.

The following table summarizes information related to stock options outstanding at June 30, 2009, all of which are nonqualified options and expire five years after the grant date.  Of the listed options, 279,500 options were fully exercisable when granted, 100,000 options were initially scheduled to become exercisable over four years from date of grant and were subsequently modified in the second quarter of 2005 to become fully exercisable to the extent not then exercisable, and 1,453,021 options become exercisable over four years from date of grant. The table reflects the re-pricing of certain options as described above:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.27	30,000	4.6 years	$1.27	2,500	$1.27
2.22 to 2.34	1,536,249	2.6 years	2.29	937,189	2.29
3.00 to 3.10	166,272	2.1 years	3.00	120,063	3.00
4.81	100,000	0.3 years	4.81	100,000	4.81
$1.27 to $ 4.81	1,832,521	2.4 years	$2.48	1,159,752	$2.58

11.	INCOME TAXES

We recorded an income tax benefit of $841,000 and $105,000 for the six months ended June 30, 2009 and 2008, respectively, and a benefit of $444,000 and $260,000 for the three months ended June 30, 2009 and 2008, respectively. The effective tax rates of approximately 35% and 37% for 2009 and 2008, respectively, were based on the estimated annual effective tax rate for the entire year and reflect primarily the federal statutory rate of 34% plus estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss and other factors.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve these assets. At December 31, 2007, we reduced the valuation allowance from approximately $25.6 million to $21.7 million based on our assessment of the realizability of our deferred tax assets at that date. Our recent operating results have been adversely impacted by the global economic crisis and semiconductor industry downturn that began in the second half of fiscal year 2008 and have continued into fiscal year 2009. We incurred an operating loss in the first half of 2009 and it is likely we will continue to be unprofitable through at least the third quarter of 2009.  Our assessment of the realizability of our deferred tax assets at June 30, 2009 considered our future profit potential and other relevant factors, including our positive cumulative profit over the prior three years. Based on this assessment, we determined that there was not sufficient negative evidence to warrant an increase in the amount of the valuation allowance at June 30, 2009. We will continue to assess the assumptions used to determine the amount of our valuation allowance in future periods. If we continue to incur losses and our operations and future outlook do not show sufficient signs of improvement, we may have to increase the valuation allowance, which could have a material impact on our results of operations in the period in which it is adjusted.

Deferred tax assets, net of a $21.7 million valuation allowance, are classified in our consolidated balance sheet as follows (in thousands):

	June 30,	December 31,
	2009	2008

Current assets	$127	$127
Noncurrent assets	3,332	2,489
Total	$3,459	$2,616

AETRIUM INCORPORATED

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As expected, very weak general economic conditions and the semiconductor equipment industry slowdown continued into fiscal year 2009 and Aetrium’s operating results have been affected accordingly. In each of the last three fiscal quarters, we experienced declining net sales and increasing losses.  Although it appears that industry conditions have shown some improvement recently, we expect business conditions to be challenging through the remainder of fiscal year 2009. Any prolonged continuation or worsening of the industry slowdown will likely adversely impact our longer term operating results as well.

Critical Accounting Policies

Aetrium’s critical accounting policies are discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net Sales. Net sales for the six months ended June 30, 2009 were $2.9 million compared with $8.9 million for the same period in 2008, a 67% decrease. Net sales for the three months ended June 30, 2009 were $1.2 million compared with $3.2 million for the same period in 2008, a 63% decrease. Net sales in 2009 decreased across all our product lines as a result of the weak economic conditions and semiconductor equipment industry slowdown that began in 2008 and continued into 2009.  Sales of test handlers were $1.2 million in the first six months of 2009 compared with $5.3 million for the same period in 2008, a decrease of 78%. Sales of reliability test equipment were $0.7 million in the first six months of 2009 compared with $1.0 million in the same period in 2008, a decrease of 35%. Sales of change kits and spare parts were $1.1 million in the first six months of 2009 compared with $2.5 million for the same period in 2008, a decrease of 56%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of manufacturing capacity associated with varying production levels. Gross profit was 28.5% of net sales in the six months ended June 30, 2009 compared with 47.8% for the same period in 2008. Gross profit was 28.4% of net sales in the three months ended June 30, 2009 compared with 45.3% for the same period in 2008. Our gross margin decreased in 2009 primarily due to inefficiencies associated with significantly lower production and net sales levels.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2009 were $2.3 million compared with $3.2 million for the comparable period in 2008, a 27% decrease. Compensation costs decreased $0.4 million in 2009 primarily due to a workforce reduction implemented in December 2008, wage reductions for all employees implemented in January 2009 and the elimination of all profit-related incentives. Travel expenses and warranty/no-charge equipment improvement costs each decreased $0.2 million in 2009 due primarily to lower sales and reduced sales and service activities. Selling, general and administrative expenses for the three months ended June 30, 2009 were $1.1 million compared with $1.5 million for the comparable period in 2008, a 24% decrease. The decrease in 2009 was due primarily to lower wages, travel and warranty/no-charge equipment improvement costs.

Research and Development. Research and development expenses for the six months ended June 30, 2009 were $1.0 million compared with $1.5 million for the comparable period in 2008, a 34% decrease. Compensation costs decreased $0.1 million in 2009 primarily due to a workforce reduction implemented in December 2008, wage reductions for all employees implemented in January 2009 and the elimination of all profit-related incentives. Contract services decreased $0.3 million as such costs were reduced in response to lower sales levels. Materials expenses decreased $0.1 million due to cost containment efforts. Research and development expenses for the three months ended June 30, 2009 were $0.5 million compared with $0.7 million for the comparable period in 2008, a 29% decrease. The decrease in 2009 was due primarily to lower wages, contract services and materials expenses. Research and development expenses represented 34.2% of total net sales for the six month period ended June 30, 2009 compared with 17.2% of total net sales for the comparable period in 2008. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in fiscal year 2008 and the first half of 2009.

Interest Income, net. Interest income, net, amounted to $84,000 and $203,000 for the six-month periods ended June 30, 2009 and 2008, respectively, and amounted to $46,000 and $83,000 for the three-month periods ended June 30, 2009 and 2008, respectively. Interest income was lower in 2009 due to lower average invested cash balances and generally lower interest rates.

Income Taxes. We recorded an income tax benefit of $841,000 and $105,000 for the six months ended June 30, 2009 and 2008, respectively, and a benefit of $444,000 and $260,000 for the three months ended June 30, 2009 and 2008, respectively. The effective tax rates of approximately 35% and 37% for 2009 and 2008, respectively, were based on the estimated annual effective tax rate for the entire year and reflect primarily the federal statutory rate of 34% plus estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss and other factors.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve these assets. At December 31, 2007, we reduced the valuation allowance from approximately $25.6 million to $21.7 million based on our assessment of the realizability of our deferred tax assets at that date. Our recent operating results have been adversely impacted by the global economic crisis and semiconductor industry downturn that began in the second half of fiscal year 2008 and have continued into fiscal year 2009. We incurred an operating loss in the first half of 2009 and it is likely we will continue to be unprofitable through at least the third quarter of 2009.  Our assessment of the realizability of our deferred tax assets at June 30, 2009 considered our future profit potential and other relevant factors, including our positive cumulative profit over the prior three years. Based on this assessment, we determined that there was not sufficient negative evidence to warrant an increase in the amount of the valuation allowance at June 30, 2009. We will continue to assess the assumptions used to determine the amount of our valuation allowance in future periods. If we continue to incur losses and our operations and future outlook do not show sufficient signs of improvement, we may have to increase the valuation allowance, which could have a material impact on our results of operations in the period in which it is adjusted.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.3 million in the six months ended June 30, 2009. We used $1.3 million in cash to fund operating activities during this period. The major components of cash flows from operating activities were our net loss of $1.6 million, a $0.8 million increase in deferred income taxes, a $0.2 million decrease in accounts payable and a $0.2 million decrease in other accrued liabilities, partially offset by $0.4 million in non-cash depreciation and share-based compensation expense, a $0.9 million decrease in accounts receivable, and a $0.5 million decrease in inventories. Inventories and accounts payable decreased primarily due to significantly reduced inventory purchases in 2009 compared with the fourth quarter of 2008 in response to lower sales levels. The decrease in other accrued liabilities includes the payment of benefits associated with a workforce reduction we implemented in December 2008 and a reduction in accrued warranty and accrued commissions due to lower sales volume. Accounts receivable decreased primarily due to a significant decrease in net sales in the second quarter of 2009 compared with the fourth quarter of 2008. Net cash flows from investing activities and financing activities in the six months ended June 30, 2009 were not significant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $10.4 million at June 30, 2009 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. We have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. However, as of June 30, 2009, we were not in compliance with a net income covenant under the agreement. We are currently in discussions with the bank and anticipate that a new agreement will be finalized in August 2009.

As discussed above, worldwide economic conditions are very weak and it is not known how long the current downturn in the semiconductor industry may last. Although it appears that industry conditions have shown some improvement recently, a worsening or prolonged continuation of the current slowdown in our industry would likely adversely impact the demand for and prices of our products and adversely affect future cash flows.  Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events or transactions occurring after the balance sheet date.  In addition, it requires disclosure of the date through which subsequent events have been evaluated.  We adopted SFAS 165 as of June 30, 2009, which was the required effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for Aetrium at the beginning of fiscal year 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

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

Our President and Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

On May 20, 2009 Aetrium held its Annual Shareholder Meeting at which the shareholders voted on the following matters:

1. Shareholders elected the following individuals to serve as members of the Board of Directors:

Votes:	For	Against	Withheld	Non-Vote
Joseph C. Levesque	7,961,334	—	1,909,322	—
Darnell L. Boehm	9,466,450	—	404,206	—
Terrence W. Glarner	9,657,559	—	213,097	—
Daniel A. Carr	9,677,137	—	193,519	—
Douglas L. Hemer	7,967,956	—	1,902,700	—

2. Shareholders approved the repricing of certain incentive stock options outstanding to our officers, directors and employees:

Votes:	For	Against	Abstain	Non-Vote
Repricing of stock options	2,240,158	2,203,177	26,405	5,453,989

Item 5.	Other Information

None.

Item 6.	Exhibits
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

AETRIUM INCORPORATED
(Registrant)

Date: August 4, 2009	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board, President, and Chief Executive Officer

Date: August 4, 2009	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)