Form 10-Q
period 2009-09-30
AETRIUM INC
filed 2009-10-27
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on October 19, 2009	10,598,131

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008	5

	Notes to unaudited condensed consolidated financial statements	6 -11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 -16

Item 4T.	Controls and Procedures	16

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES	18

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,459	$11,629
Accounts receivable, net	873	1,539
Inventories	8,005	9,162
Deferred income taxes	127	127
Other current assets	569	298
Total current assets	20,033	22,755

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,174	1,204
	1,695	1,725
Less accumulated depreciation and amortization	(1,582)	(1,582)
Property and equipment, net	113	143

Deferred income taxes	3,514	2,489
Other assets	54	215

Total assets	$23,714	$25,602

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$—	$12
Trade accounts payable	323	571
Accrued compensation	337	286
Other accrued liabilities	379	633
Total current liabilities	1,039	1,502

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,598,131 at September 30, 2009 and December 31, 2008	11	11
Additional paid-in capital	64,150	63,665
Accumulated deficit	(41,486)	(39,576)
Total shareholders' equity	22,675	24,100

Total liabilities and shareholders' equity	$23,714	$25,602

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	$3,028	$5,509	$5,964	$14,366
Cost of goods sold	1,648	2,669	3,747	7,290
Gross profit	1,380	2,840	2,217	7,076

Operating expenses:
Selling, general and administrative	1,282	1,760	3,612	4,958
Research and development	647	751	1,651	2,275
Total operating expenses	1,929	2,511	5,263	7,233

Income (loss) from operations	(549)	329	(3,046)	(157)
Interest income, net	29	71	113	274
Income (loss) before income taxes	(520)	400	(2,933)	117
Income tax benefit (expense)	182	(148)	1,023	(43)
Net income (loss)	$(338)	$252	$(1,910)	$74

Income (loss) per share:
Basic	$(0.03)	$0.02	$(0.18)	$0.01
Diluted	$(0.03)	$0.02	$(0.18)	$0.01

Weighted average common shares outstanding:
Basic	10,598	10,592	10,598	10,577
Diluted	10,598	10,630	10,598	10,705

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,910)	$74
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation expense	51	72
Share-based compensation expense	485	371
Deferred income taxes	(1,025)	43
Changes in assets and liabilities:
Accounts receivable	666	2,056
Inventories	1,157	(1,328)
Other current assets	(263)	(30)
Other assets	2	56
Trade accounts payable	(248)	(324)
Accrued compensation	51	(179)
Other accrued liabilities	(182)	(330)
Net cash provided by (used in) operating activities	(1,216)	481

Cash flows from investing activities:
Purchase of property and equipment	(21)	(40)
Collection of note receivable	79	65
Net cash provided by investing activities	58	25

Cash flows from financing activities:
Payments on long-term debt	(12)	(33)
Proceeds from exercise of stock options	—	56
Repurchase of shares in connection with exercise of stock options	—	(88)
Net cash used in financing activities	(12)	(65)

Net increase (decrease) in cash and cash equivalents	(1,170)	441

Cash and cash equivalents at beginning of period	11,629	12,105

Cash and cash equivalents at end of period	$10,459	$12,546

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2008 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year or any future period.  We evaluated our financial statements for subsequent events through October 27, 2009, the date the financial statements were issued.

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

	September 30,	December 31,
	2009	2008

Current portion - included in “Other current assets”	$110	$106
Long-term portion - included in “Other assets”	54	137
Total note receivable	$164	$243

3.	SHARE-BASED COMPENSATION

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model.  We also use the Black-Scholes model to determine the fair value of modifications to awards by determining and comparing the fair value of the modified award with the fair value of the award immediately before the modification.

On May 20, 2009 Aetrium shareholders approved the re-pricing of certain outstanding stock options that had been previously granted pursuant to our 2003 Stock Incentive Plan. The modified options were held by 48 option holders, including Aetrium officers, directors and employees. A total of 1,536,249 options with exercise prices ranging from $3.095 to $4.33 per share were modified to provide for exercise prices ranging from $2.2175 to $2.34 per share. The new exercise prices were determined based on a formula tied to the fair market value of our common stock on the modification date, which was $1.34 per share. The fair value of the option modifications, using the Black-Scholes valuation model, was determined to be approximately $117,000.  Of this amount, approximately $63,000 was related to vested options and was expensed in the quarter ended June

30, 2009. The remaining expense is being recognized over the remaining vesting periods of the applicable options.

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

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Cost of goods sold	$21	$18	$69	$49
Selling, general and administrative	97	94	326	261
Research and development	27	23	90	61
Total share-based compensation expense	$145	$135	$485	$371

As of September 30, 2009, we had approximately $0.8 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 1.8 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding	10,598	10,592	10,598	10,577
Potentially dilutive stock options	—	38	—	128
Weighted average common shares outstanding, assuming dilution	10,598	10,630	10,598	10,705

For the three and nine-month periods ended September 30, 2009, all stock options were excluded from the diluted computations because they would be antidilutive. For the three and nine-month periods ended September 30, 2008, options to purchase approximately 835,000 and 574,000 common shares, respectively, were excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to income per share. As of September 30, 2009, there were 1,729,021 outstanding stock options that could have potentially impacted diluted income per share.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective with the quarter ended September 30, 2009, Aetrium adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB will make all future changes to guidance in the Codification by issuing Accounting Standards Updates. The Codification also provides that rules and interpretive releases of the U. S. Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. Therefore, we have updated all references to authoritative standards to be consistent with those set forth in the Codification. The adoption of ASC 105 had no impact on our consolidated financial position, results of operations or cash flows.

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008

Purchased parts and completed subassemblies	$5,012	$5,978
Work-in-process	775	456
Finished goods, including saleable demonstration equipment	2,218	2,686
Equipment shipped, subject to revenue deferral	—	42
Total inventories	$8,005	$9,162

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008

Accrued commissions	$33	$75
Accrued warranty	82	115
Customer deposits and deferred revenue	42	61
Accrued severance and other related costs	—	102
Other	222	280
Total other accrued liabilities	$379	$633

Changes in accrued warranty are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Accrual balance, beginning of period	$82	$123	$115	$134
Accruals for warranties	33	117	18	221
Settlements made	(33)	(99)	(51)	(214)
Accrual balance, end of period	$82	$141	$82	$141

8.	CREDIT AGREEMENT

Aetrium’s $2.0 million revolving credit line agreement with a bank expired on October 23, 2009. We are presently in discussions with the bank regarding a potential new line of credit agreement.  However, there can be no assurances that we will be able to negotiate a new agreement with terms that are favorable to Aetrium or at all.

9.	VACATED FACILITY AND RELATED LEASE OBLIGATION

In 2000, we vacated a leased facility in Poway, California.  The lease expires on January 31, 2010.  The facility is subleased to two independent parties with the sublease terms running concurrently with our remaining lease term. As of September 30, 2009, our obligation for the remaining four months of the lease term amounted to approximately $212,000, of which approximately $100,000 is expected to be covered by payments scheduled to be received from one of the subtenants. The second subtenant is in default on its sublease agreement as described below.

One of the subtenants in the Poway facility is in default under its sublease agreement with us for non-payment of rents. This subtenant has indicated that it received a substantial multi-year sales contract in late 2008 and commenced deliveries pursuant to the contract during 2009 but has not been able to pay us timely due to working capital constraints. In September 2009, we filed a legal action against the subtenant in the State of California and we will pursue recovery of all amounts due to us under the sublease agreement. As of September 30, 2009, we have recorded approximately $224,000 in “Other current assets” in our consolidated balance sheet related to amounts owing from this subtenant. Based on our current assessment of the circumstances, we believe this amount will be realized and, therefore, no reserve is required at September 30, 2009. However, if we are unsuccessful in collecting amounts due to us from this subtenant, we may have to record charges in future periods. Our maximum exposure and potential charges we would have to record in the future amounts to approximately $340,000 including the $224,000 amount recorded at September 30, 2009 plus an estimated $116,000 for unreimbursed costs we may incur over the remaining four months of the sublease term.

10.	STOCK OPTION PLANS

The following table summarizes activity under our stock incentive plan for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	1,818,144	$3.65
Granted	30,000	1.27
Forfeited	(10,500)	3.10
Expired	(108,623)	4.70
Outstanding, September 30, 2009	1,729,021	$2.34	2.3 years	$28

Exercisable, September 30, 2009	1,145,513	$2.37	2.0 years	$4

As explained in Note 3, on May 20, 2009 Aetrium shareholders approved the re-pricing of certain outstanding stock options. A total of 1,536,249 options with exercise prices ranging from $3.095 to $4.33 per share were modified to provide for exercise prices ranging from $2.2175 to $2.34 per share. The September 30, 2009 balances in the table above reflect the modified exercise prices of such options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on September 30, 2009 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on September 30, 2009.

The following table summarizes information related to stock options outstanding at September 30, 2009, all of which are nonqualified options and expire five years after the grant date.  Of the listed options, 279,500 options were fully exercisable when granted and 1,449,521 options become exercisable over four years from date of grant. The table reflects the re-pricing of certain options as described above:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.27	30,000	4.4 years	$1.27	4,375	$1.27
2.22 to 2.34	1,536,249	2.3 years	2.29	1,014,335	2.29
3.00 to 3.10	162,772	1.8 years	3.00	126,803	3.00
$1.27 to $ 3.10	1,729,021	2.3 years	$2.34	1,145,513	$2.37

11.	INCOME TAXES

We recorded an income tax benefit of $182,000 and $1,023,000 for the three and nine months ended September 30, 2009, respectively, and income tax expense of $148,000 and $43,000 for the three and nine months ended September 30, 2008, respectively. The effective tax rates of approximately 35% and 37% for 2009 and 2008, respectively, were based on the estimated annual effective tax rate for the entire year and reflect primarily the federal statutory rate of 34% plus estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss and other factors.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve these assets. At December 31, 2007, we reduced the valuation allowance from approximately $25.6 million to $21.7 million based on our assessment of the realizability of our deferred tax assets at that date. Our recent operating results have been adversely impacted by the global economic crisis and semiconductor industry downturn that began in the second half of fiscal year 2008 and continued into fiscal year 2009. We incurred operating losses in the fourth quarter of fiscal year 2008 and in each of the first three quarters of fiscal year 2009. Accordingly, our net deferred tax assets increased from approximately $2.3 million at September 30, 2008 to approximately $3.6 million at September 30, 2009. Our assessment of the realizability of our net deferred tax assets at September 30, 2009 considered our future profit potential and other relevant factors, including our positive cumulative profit over the prior three years. Based on this assessment, we determined that there was not sufficient negative evidence to warrant an increase in the amount of the valuation allowance at September 30, 2009.

We will continue to assess the assumptions used to determine the amount of our valuation allowance in future periods. Although business conditions appear to have improved slightly and our operating loss decreased sequentially in the third quarter of 2009, the outlook for the remainder of the year is uncertain. Depending upon our fourth quarter 2009 operating results and our future outlook as of the end of 2009, we may have to increase our valuation allowance, which could have a material adverse impact on our results of operations. If we increase the valuation allowance, we would record additional income tax expense for an amount up to as much as the full carrying value of our net deferred tax assets.

Deferred tax assets, net of a $21.7 million valuation allowance, are classified in our consolidated balance sheet as follows (in thousands):

	September 30,	December 31,
	2009	2008

Current assets	$127	$127
Noncurrent assets	3,514	2,489
Total net deferred tax assets	$3,641	$2,616

AETRIUM INCORPORATED

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As expected, weak economic conditions and the semiconductor equipment industry slowdown continued into fiscal year 2009 and Aetrium’s operating results have been affected accordingly. We experienced declining net sales and increasing losses in the first two quarters of the year. General economic and industry conditions appear to have improved somewhat in the third quarter of 2009 with signs of improving demand for our customers' products and improving equipment utilization, although it is not clear how much of this is due to a seasonal, pre-holiday pickup as opposed to a longer term positive trend. Our net sales increased to $3.0 million in the quarter ended September 30, 2009 compared with $1.2 million in the previous quarter. However, we expect business conditions to continue to be challenging through at least the remainder of the year. Any prolonged continuation or worsening of the industry slowdown will likely adversely impact our longer term operating results as well.

Critical Accounting Policies

Aetrium’s critical accounting policies are discussed in our most recent Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net Sales. Net sales for the nine months ended September 30, 2009 were $6.0 million compared with $14.4 million for the same period in 2008, a 58% decrease. Net sales for the three months ended September 30, 2009 were $3.0 million compared with $5.5 million for the same period in 2008, a 45% decrease. Net sales in 2009 decreased across all our product lines as a result of the weak economic conditions and semiconductor equipment industry slowdown that began in 2008 and continued into 2009.  Sales of test handlers were $2.9 million in the first nine months of 2009 compared with $9.2 million for the same period in 2008, a decrease of 69%. Sales of reliability test equipment products were $1.2 million in the first nine months of 2009 compared with $1.5 million in the same period in 2008, a decrease of 19%. Sales of change kits and spare parts were $1.9 million in the first nine months of 2009 compared with $3.6 million for the same period in 2008, a decrease of 49%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of manufacturing capacity associated with varying production levels. Gross profit was 37.2% of net sales in the nine months ended September 30, 2009 compared with 49.3% for the same period in 2008. Gross profit was 45.6% of net sales in the three months ended September 30, 2009 compared with 51.6% for the same period in 2008. Our gross margin decreased in 2009 primarily due to inefficiencies associated with significantly lower production and net sales levels.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2009 were $3.6 million compared with $5.0 million for the comparable period in 2008, a 27% decrease. Compensation costs decreased $0.7 million in 2009 primarily due to a workforce reduction implemented in December 2008, wage reductions for all employees implemented in January 2009 and the elimination of all profit-related incentives. Commissions expense, warranty expense and travel costs decreased $0.1 million, $0.2 million, and $0.3 million, respectively, due primarily to lower sales and reduced sales and service activities. Selling, general and administrative expenses for the three months ended September 30, 2009 were $1.3 million compared with $1.8 million for the comparable period in 2008, a 27% decrease. The decrease in 2009 was due primarily to lower wages, commissions and travel costs.

Research and Development. Research and development expenses for the nine months ended September 30, 2009 were $1.7 million compared with $2.3 million for the comparable period in 2008, a 27% decrease. Compensation costs decreased $0.2 million in 2009 primarily due to a workforce reduction implemented in December 2008, wage reductions for all employees implemented in January 2009 and the elimination of all profit-related incentives. Contract services decreased $0.3 million as such costs were reduced in response to lower sales levels. Travel expenses decreased $0.1 million due to cost containment efforts. Research and development expenses for the three months ended September 30, 2009 were $0.6 million compared with $0.8 million for the comparable period in 2008, a 14% decrease. The decrease in 2009 was due primarily to lower wages and travel costs. Research and development expenses represented 27.7% of total net sales for the nine month period ended September 30, 2009 compared with 15.8% of total net sales for the comparable period in 2008. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of reduced revenues as was the case in fiscal year 2008 and the first nine months of 2009.

Interest Income, net. Interest income, net, amounted to $113,000 and $274,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, and amounted to $29,000 and $71,000 for the three-month periods ended September 30, 2009 and 2008, respectively. Interest income was lower in 2009 due to lower average invested cash balances and generally lower interest rates.

Income Taxes. We recorded an income tax benefit of $182,000 and $1,023,000 for the three and nine months ended September 30, 2009, respectively, and income tax expense of $148,000 and $43,000 for the three and nine months ended September 30, 2008, respectively. The effective tax rates of approximately 35% and 37% for 2009 and 2008, respectively, were based on the estimated annual effective tax rate for the entire year and reflect primarily the federal statutory rate of 34% plus estimated net state income taxes. The tax rate used in future periods may change based on our estimates of future pretax income or loss and other factors.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets,” which are included in the caption “Deferred income taxes” on our consolidated balance sheet. We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to fiscal year 2007, we had provided a valuation allowance to fully reserve these assets. At December 31, 2007, we reduced the valuation allowance from approximately $25.6 million to $21.7 million based on our assessment of the realizability of our deferred tax assets at that date. Our recent operating results have been adversely impacted by the global economic crisis and semiconductor industry downturn that began in the second half of fiscal year 2008 and continued into fiscal year 2009. We incurred operating losses in the fourth quarter of fiscal year 2008 and in each of the first three quarters of fiscal year 2009. Accordingly, our net deferred tax assets increased from approximately $2.3 million at September 30, 2008 to approximately $3.6 million at September 30, 2009. Our assessment of the realizability of our net deferred tax assets at September 30, 2009 considered our future profit potential and other relevant factors, including our positive cumulative profit over the prior three years. Based on this assessment, we determined that there was not sufficient negative evidence to warrant an increase in the amount of the valuation allowance at September 30, 2009.

We will continue to assess the assumptions used to determine the amount of our valuation allowance in future periods. Although business conditions appear to have improved slightly and our operating loss decreased sequentially in the third quarter of 2009, the outlook for the remainder of the year is uncertain. Depending upon our fourth quarter 2009 operating results and our future outlook as of the end of 2009, we may have to increase our valuation allowance, which could have a material adverse impact on our results of operations. If we increase the valuation allowance, we would record additional income tax expense for an amount up to as much as the full carrying value of our net deferred tax assets.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.2 million in the nine months ended September 30, 2009. We used $1.2 million in cash to fund operating activities during this period. The major components of cash flows from operating activities were our net loss of $1.9 million, a $1.0 million increase in deferred income taxes, a $0.3 million increase in other current assets, a $0.2 million decrease in accounts payable and a $0.2 million decrease in other accrued liabilities, partially offset by $0.5 million in non-cash depreciation and share-based compensation expense, a $0.7 million decrease in accounts receivable, and a $1.2 million decrease in inventories. The increase in other current assets consists primarily of past due rents owing from a subtenant as described in Note 9 to our consolidated financial statements.  Inventories and accounts payable decreased primarily due to significantly reduced inventory purchases in 2009 compared with the fourth quarter of 2008 in response to lower sales levels. The decrease in other accrued liabilities includes the payment of severance costs associated with a workforce reduction we implemented in December 2008 and a reduction in accrued warranty due to lower sales volume. Accounts receivable decreased primarily due to a significant decrease in net sales in the third quarter of 2009 compared with the fourth quarter of

2008. Net cash flows from investing activities and financing activities in the nine months ended September 30, 2009 were not significant.

Cash and cash equivalents increased by approximately $0.4 million in the nine months ended September 30, 2008. We generated $0.5 million in cash from operating activities during this period. The major components of cash flows from operating activities were our net income of $0.1 million, $0.4 million in non-cash depreciation and share-based compensation expense, and a $2.1 million decrease in accounts receivable, partially offset by a $1.3 million increase in inventories, a $0.3 million decrease in accounts payable, a $0.2 million decrease in accrued compensation, a $0.2 million decrease in deferred revenue, and a $0.1 million decrease in accrued no-charge equipment improvements. Accounts receivable decreased primarily due to a significant decrease in net sales in the third quarter of 2008 compared with the fourth quarter of 2007. Inventories increased due to selective increases of certain inventories in 2008 to meet anticipated customer delivery requirements, an increase in the number of demonstration equipment units used for new customer evaluations, and lower-than-anticipated net sales. Accounts payable decreased primarily due to reduced inventory purchases in the third quarter of 2008 compared with the fourth quarter of 2007. Accrued compensation decreased primarily due to lower profit-related incentives. Deferred revenue decreased to zero as revenue recognition criteria were satisfied for items that had been deferred at December 31, 2007 and there were no deferred revenue items at September 30, 2008. Accrued no-charge equipment improvements decreased due to the shipment of certain items accrued in prior periods. Net cash provided by investing activities in the nine months ended September 30, 2008 was not significant. Net cash used in financing activities in the nine months ended September 30, 2008 amounted to $0.1 million, primarily related to the repurchase of shares of common stock in connection with stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash and cash equivalents of $10.4 million at September 30, 2009 will be sufficient to meet capital expenditure and working capital needs for at least the next twelve months. Our $2 million revolving credit line agreement with a bank expired on October 23, 2009. We are presently in discussions with the bank regarding a new line of credit agreement.  However, there can be no assurances that we will be able to negotiate a new agreement with terms that are favorable to Aetrium or at all.

As discussed above, worldwide economic conditions continue to be weak and it is not known how long the current downturn in the semiconductor industry may last. Although it appears that industry conditions have shown some improvement recently, a worsening or prolonged continuation of the current slowdown in our industry would likely adversely impact the demand for and prices of our products and adversely affect future cash flows.  Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

Effective with the quarter ended September 30, 2009, Aetrium adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. The FASB will make all future changes to guidance in the Codification by issuing Accounting Standards Updates. The Codification also provides that rules and interpretive releases of the U. S. Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. Therefore, we have updated all references to authoritative standards to be consistent with those set forth in the Codification. The adoption of ASC 105 had no impact on our consolidated financial position, results of operations or cash flows.

Item 4T.	Controls and Procedures

Our Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

AETRIUM INCORPORATED
(Registrant)

Date: October 27, 2009	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board and Chief Executive Officer

Date: October 27, 2009	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)