Form 10-Q
period 2010-03-31
AETRIUM INC
filed 2010-05-10
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on April 30, 2010	10,671,116

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009	5

	Notes to unaudited condensed consolidated financial statements	6 -10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 -14

Item 4T.	Controls and Procedures	14

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES	16

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	March 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$9,311	$9,476
Accounts receivable, net	3,461	2,114
Inventories	7,367	7,472
Other current assets	343	234
Total current assets	20,482	19,296

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,193	1,178
	1,714	1,699
Less accumulated depreciation and amortization	(1,614)	(1,601)
Property and equipment, net	100	98

Total assets	$20,582	$19,394

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,431	$707
Accrued compensation	383	268
Other accrued liabilities	347	401
Total current liabilities	2,161	1,376

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,630,512 at March 31, 2010 and 10,605,631 at December 31, 2009	11	11
Additional paid-in capital	64,512	64,311
Accumulated deficit	(46,102)	(46,304)
Total shareholders' equity	18,421	18,018

Total liabilities and shareholders' equity	$20,582	$19,394

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009

Net sales	$4,618	$1,751
Cost of goods sold	2,622	1,251
Gross profit	1,996	500

Operating expenses:
Selling, general and administrative	1,114	1,200
Research and development	696	475
Total operating expenses	1,810	1,675

Income (loss) from operations	186	(1,175)
Interest income, net	16	38
Income (loss) before income taxes	202	(1,137)
Income tax benefit	—	397
Net income (loss)	$202	$(740)

Income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

Weighted average common shares outstanding:
Basic	10,615	10,598
Diluted	10,731	10,598

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$202	$(740)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation expense	13	15
Share-based compensation expense	145	138
Deferred income taxes	—	(398)
Changes in assets and liabilities:
Accounts receivable	(1,347)	320
Inventories	105	568
Other current assets	(136)	(33)
Other assets	—	1
Trade accounts payable	724	(275)
Accrued compensation	115	53
Other accrued liabilities	(54)	(116)
Net cash used in operating activities	(233)	(467)

Cash flows from investing activities:
Purchase of property and equipment	(15)	(18)
Collection of note receivable	27	26
Net cash provided by investing activities	12	8

Cash flows from financing activities:
Proceeds from exercise of stock options	56	—
Payments on long-term debt	—	(12)
Net cash provided by (used in) financing activities	56	(12)

Net decrease in cash and cash equivalents	(165)	(471)

Cash and cash equivalents at beginning of period	9,476	11,629

Cash and cash equivalents at end of period	$9,311	$11,158

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.	CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Our cash equivalents included investments in certificates of deposit (CDs) of $2.8 million and $4.0 million at March 31, 2010 and December 31, 2009, respectively. These CDs are classified as held-to-maturity and, in accordance with ASC 820, “Fair Value Measurements and Disclosures,” represent Level 2 investments for which fair value is based on observable inputs other than quoted prices in active markets. We recorded our CDs at cost, which at March 31, 2010 and December 31, 2009, approximated fair value. We maintain our cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation.

3.	NOTE RECEIVABLE

In connection with the sale of our Dallas operations to WEB Technology, Inc. (WEB) in 2006, we received a promissory note from WEB that provides for installment payments through December 2010. The note receivable balance amounted to $110,091 and $137,373 at March 31, 2010 and December 31, 2009, respectively and is included in the caption “Other current assets” in our consolidated balance sheet.

4.	SHARE-BASED COMPENSATION

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

In March 2010, pursuant to our 2003 Stock Incentive Plan, we granted a stock option to purchase 30,000 shares of our common stock at an exercise price of $2.815 per share, the fair market value of the common stock on the date of the grant. The option vests in monthly increments over four years and will expire five years after the grant date. Using the Black-Scholes valuation model, the fair value of the option granted was determined to be $1.11 per share or approximately $33,000 which amount is being expensed over the four-year vesting period. Assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of the option granted were as follows:

Expected stock price volatility	52%
Risk-free interest rate	1.6%
Expected dividend level	0%
Expected life of options (years)	3.5

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2010	2009

Cost of goods sold	$21	$19
Selling, general and administrative	98	93
Research and development	26	26
Total share-based compensation expense	$145	$138

As of March 31, 2010, we had approximately $0.6 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 1.6 years.

5.	INCOME (LOSS) PER COMMON SHARE

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

	Three months ended March 31,
	2010	2009

Weighted average common shares outstanding	10,615	10,598
Potentially dilutive stock options	116	—
Weighted average common shares outstanding, assuming dilution	10,731	10,598

For the three-month period ended March 31, 2010, approximately 163,000 options were excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the period and they would therefore be antidilutive to income per share.  For the three-month period ended March 31, 2009, all stock options were excluded from the diluted computations because they would be antidilutive.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and had no impact on our consolidated financial position, results of operations or cash flows. Disclosures regarding activity in Level 3 investments will become effective for Aetrium at the beginning of fiscal year 2011 and is not expected to impact our consolidated financial position, results of operations or cash flows.

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

7.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009

Purchased parts and completed subassemblies	$4,419	$4,550
Work-in-process	1,006	896
Finished goods, including saleable demonstration equipment	1,776	2,026
Equipment shipped, subject to revenue deferral	166	—
Total inventories	$7,367	$7,472

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009

Accrued commissions	$136	$59
Accrued warranty	90	82
Accrued health insurance costs	15	79
Subtenant deposits	—	21
Other	106	160
Total other accrued liabilities	$347	$401

Changes in accrued warranty are summarized below (in thousands):

	Three months ended March 31,
	2010	2009
Accrual balance, beginning of period	$82	$115
Accruals for warranties – included in selling, general and administrative expenses	49	(6)
Settlements made	(41)	(17)
Accrual balance, end of period	$90	$92

9.	CREDIT AGREEMENT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate plus 1.0% with a minimum interest rate of 4.5%. The agreement is collateralized by substantially all of our assets and expires in December 2010.  Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement. At March 31, 2010 and December 31, 2009, there were no borrowings outstanding under line of credit agreements.

10.	LEGAL SETTLEMENT

In 2000, we vacated a leased facility in Poway, California for which the lease term ended on January 31, 2010. From 2006 through the end of the lease term, a portion of the facility was subleased to a party that defaulted on its sublease agreement with us during fiscal year 2009 for non-payment of rents. In September 2009, we filed a legal action against the subtenant in the State of California to recover amounts owed to us. During the fourth quarter of 2009, the subtenant vacated the facility. As of December 31, 2009 the receivable from the subtenant for past-due rents and related costs amounted to $318,000. In late March 2010, we reached an accord with the subtenant under which we agreed to settle our claim for a cash payment of $175,000 if received by April 21, 2010. The settlement agreement provided if we did not receive the cash payment by that date, we would be awarded a default judgment against the subtenant in the amount of approximately $423,000. At the time of the settlement, we determined that there was substantial doubt as to whether the subtenant would make the agreed upon cash payment or that we would be able to collect any amount on a default judgment if awarded. Therefore, we recorded a charge of $318,000 to fully reserve the receivable balance at December 31, 2009. In addition, we recorded a charge of $54,000 for the unpaid January 2010 rent and estimated related costs we expected to incur. The total charge of $372,000 was recorded in “Selling, general and administrative expenses” in our consolidated statement of operations in the fourth quarter of fiscal year 2009.

On April 21, 2010, we received the $175,000 payment from the subtenant. Based on the receipt of this payment, we reduced the receivable loss reserve by this amount at March 31, 2010. In addition, we reduced our accrual for estimated legal costs by $15,000 due to the early settlement. The total credit of $190,000 related to the realized settlement was recorded in “Selling, general and administrative expenses” in our consolidated statement of operations in the quarter ended March 31, 2010.

11.	STOCK OPTION PLANS

The following table summarizes stock option activity under our stock incentive plan for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	1,721,521	$2.34
Granted	30,000	2.82
Exercised	(24,881)	2.25
Outstanding, March 31, 2010	1,726,640	$2.35	1.9 years	$1,296

Exercisable, March 31, 2010	1,292,133	$2.37	1.6 years	$943

All stock options outstanding at March 31, 2010 are nonqualified options that expire five years after the grant date and of which 254,500 options were fully exercisable when granted and 1,472,140 options become exercisable over four years from date of grant. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2010 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2010.

12.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” in our consolidated balance sheet.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2008, our deferred tax assets amounted to $24.3 million and we recorded a valuation allowance of $21.7 million that reduced the carrying value of such assets to $2.6 million at that date. In fiscal year 2009, we incurred losses such that our deferred tax assets increased to $25.7 million. At December 31, 2009, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance. Although our operating results improved in the second half of 2009, we incurred an operating loss in the fourth quarter that placed us in a three year cumulative loss position at December 31, 2009. Although we expected that our operating results would likely improve in early 2010, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $25.7 million to fully reserve our deferred tax assets at December 31, 2009. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

We recorded no income tax expense in the three months ended March 31, 2010 since we maintain a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards. We recorded an income tax benefit of $397,000 for the three months ended March 31, 2009 based on our then estimated annual effective tax rate of 35% which reflected the federal statutory rate of 34% plus estimated net state income taxes.

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

Like many suppliers in the TAP segment of the semiconductor equipment industry, Aetrium’s business has been severely impacted by the global recession and turmoil in the financial credit markets that began in fiscal year 2008 and continued into 2009. Significant decreases in the sales of electronic products led to reduced demand for ICs and IC manufacturing equipment during this period and resulted in one of the most abrupt and severe downturns ever in our industry. According to SEMI, a semiconductor equipment industry trade association, 2008 revenues for test related equipment declined approximately 32% from the prior year. General economic conditions began to improve in mid-2009 and the semiconductor industry began to recover as the demand for ICs increased. IC manufacturers increased production levels although by the end of the year they had not returned to their recent peak levels of third quarter 2008. As a result, the TAP segment of the semiconductor equipment industry continued its decline through 2009. According to SEMI, 2009 revenues for test related equipment declined approximately 55% from 2008 levels.

Aetrium’s operating results generally followed the semiconductor equipment industry trend. Our net sales decreased to $1.8 million and $1.2 million in the first and second quarters of 2009, respectively. In mid-year we began to see signs of increased demand for our customers' products and generally improving equipment utilization rates. Accordingly, our net sales increased to $3.0 million and $2.7 million in the third and fourth quarters of 2009, respectively.

General economic and industry business conditions continued to improve in early 2010. Our net sales increased to $4.6 million in the first quarter of 2010. Semiconductor and semiconductor equipment industry forecasters are generally predicting growth to continue through 2010 and we believe business conditions will continue to be favorable. However, there can be no assurance the positive momentum we see in early 2010 will continue or that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009. There were no changes in such policies during the first quarter of 2010.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2010 were $4.6 million compared with $1.8 million for the same period in 2009, a 164% increase. Net sales in 2010 increased across all our product lines as a result of improving economic conditions and a semiconductor industry recovery that began in the second half of 2009 and has continued into 2010.  Sales of test handlers were $3.4 million in the first three months of 2010 compared with $1.2 million for the same period in 2009, an increase of 187%. Sales of reliability test equipment products were $0.5 million in the first three months of 2010 compared with $0.3 million in the same period in 2009, an increase of 97%. Sales of change kits and spare parts were $0.7 million in the first three months of 2010 compared with $0.3 million for the same period in 2009, an increase of 134%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity associated with varying production levels. Gross profit was 43.2% of net sales in the three months ended March 31, 2010 compared with 28.6% for the same period in 2009. Our gross margin increased in 2010 primarily due to efficiencies associated with significantly higher production and net sales levels.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2010 were $1.1 million compared with $1.2 million for the comparable period in 2009, a 7% decrease. Expenses for the three-month period ended March 31, 2010 included a credit of $0.2 million related to the settlement of a legal dispute with a subtenant of our former leased facility in Poway, California. This credit was partially offset by a $0.1 million increase in commission expense resulting from higher sales in 2010.

Research and Development. Research and development expenses for the three months ended March 31, 2010 were $0.7 million compared with $0.5 million for the comparable period in 2009, a 47% increase. Contract services increased $0.2 million as we increased development activities for both our test handler and reliability test equipment product lines. Research and development expenses represented 15.1% of total net sales for the three month period ended March 31, 2010 compared with 27.1% of total net sales for the comparable period in 2009. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in the first three months of 2009.

Interest Income, net. Interest income, net, amounted to $16,000 and $38,000 for the three months ended March 31, 2010 and 2009, respectively. These amounts consisted primarily of interest income from the investment of excess funds. The decrease in interest income in 2010 reflects lower interest rates and lower average invested cash balances.

Income Taxes. We recorded no income tax expense in the three months ended March 31, 2010 since we maintain a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards. We recorded an income tax benefit of $397,000 for the three months ended March 31, 2009 based on our then estimated annual effective tax rate of 35% which reflected the federal statutory rate of 34% plus estimated net state income taxes.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” in our consolidated balance sheet.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2008, our deferred tax assets amounted to $24.3 million and we recorded a valuation allowance of $21.7 million that reduced the carrying value of such assets to $2.6 million at that date. In fiscal year 2009, we incurred losses such that our deferred tax assets increased to $25.7 million. At December 31, 2009, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance. Although our operating results improved in the second half of 2009, we incurred an operating loss in the fourth quarter that placed us in a three year cumulative loss position at December 31, 2009. Although we expected that our operating results would likely improve in early 2010, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $25.7 million to fully reserve our deferred tax assets at December 31, 2009. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.2 million in the three months ended March 31, 2010. We used $0.2 million of cash to fund operating activities during this period. Cash generated from net income of $0.2 million and $0.2 million in non-cash depreciation and share-based compensation expense was offset by $0.6 million in working capital changes. Working capital changes using cash consisted primarily of a $1.3 million increase in accounts receivable, partially offset by a $0.7 million increase in accounts payable. Accounts receivable increased due to a significant increase in net sales in the first quarter of 2010 compared with the fourth quarter of 2009. Accounts payable increased primarily due to increased inventory purchases to support higher sales levels. Net cash flows from investing activities in the three months ended March 31, 2010 were insignificant. Net cash provided by financing activities in the three months ended March 31, 2010 included $56,000 in proceeds from employee stock option exercises.

Cash and cash equivalents decreased by approximately $0.5 million in the three months ended March 31, 2009. We used $0.5 million of cash to fund operating activities during this period, which included our net loss of $0.7 million plus a $0.4 million non-cash income tax benefit, partially offset by $0.2 million of non-cash depreciation and share-based compensation expense and $0.4 million in working capital changes. Working capital changes contributing to cash consisted primarily of a $0.3 million decrease in accounts receivable and a $0.6 million decrease in inventories, partially offset by a $0.3 million decrease in accounts payable and a $0.1 million decrease in other accrued liabilities. Accounts receivable decreased primarily due to a significant decrease in net sales in the first quarter of 2009 compared with the fourth quarter of 2008. Inventories and accounts payable decreased primarily due to significantly reduced inventory purchases in the first quarter of 2009 compared with the fourth quarter of 2008 in response to lower sales levels. The decrease in other accrued liabilities reflects the payment of severance benefits associated with a workforce reduction we implemented in December 2008.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash and cash equivalents of $9.3 million at March 31, 2010 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement.  The credit agreement expires in December 2010. As discussed above, general economic and semiconductor industry conditions have continued to improve in early 2010 and we believe business conditions will continue to be favorable. However, there can be no assurance that the positive momentum we see in early 2010 will continue and that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and had no impact on our consolidated financial position, results of operations or cash flows. Disclosures regarding activity in Level 3 investments will become effective for Aetrium at the beginning of fiscal year 2011 and is not expected to impact our consolidated financial position, results of operations or cash flows.

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

Our Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits
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

AETRIUM INCORPORATED
(Registrant)

Date: May 10, 2010	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)