Form 10-Q
period 2010-06-30
AETRIUM INC
filed 2010-08-06
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on July 30, 2010	10,745,868

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009	5

	Notes to unaudited condensed consolidated financial statements	6 -10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 -14

Item 4T.	Controls and Procedures	14

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES	16

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	June 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$10,020	$9,476
Accounts receivable, net	3,248	2,114
Inventories	7,554	7,472
Other current assets	219	234
Total current assets	21,041	19,296

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,195	1,178
	1,716	1,699
Less accumulated depreciation and amortization	(1,629)	(1,601)
Property and equipment, net	87	98

Total assets	$21,128	$19,394

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,579	$707
Accrued compensation	356	268
Other accrued liabilities	359	401
Total current liabilities	2,294	1,376

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,726,866 at June 30, 2010 and 10,605,631 at December 31, 2009	11	11
Additional paid-in capital	64,831	64,311
Accumulated deficit	(46,008)	(46,304)
Total shareholders' equity	18,834	18,018

Total liabilities and shareholders' equity	$21,128	$19,394

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$5,016	$1,185	$9,634	$2,936
Cost of goods sold	2,621	848	5,243	2,099
Gross profit	2,395	337	4,391	837

Operating expenses:
Selling, general and administrative	1,563	1,130	2,677	2,330
Research and development	813	529	1,509	1,004
Total operating expenses	2,376	1,659	4,186	3,334

Income (loss) from operations	19	(1,322)	205	(2,497)
Interest income, net	18	46	34	84
Income (loss) before income taxes	37	(1,276)	239	(2,413)
Income tax benefit	57	444	57	841
Net income (loss)	$94	$(832)	$296	$(1,572)

Income (loss) per share:
Basic	$0.01	$(0.08)	$0.03	$(0.15)
Diluted	$0.01	$(0.08)	$0.03	$(0.15)

Weighted average common shares outstanding:
Basic	10,689	10,598	10,652	10,598
Diluted	10,970	10,598	10,851	10,598

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$296	$(1,572)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	28	33
Share-based compensation expense	283	340
Deferred income taxes	—	(843)
Changes in assets and liabilities:
Accounts receivable, net	(1,134)	892
Inventories	(82)	497
Other current assets	(40)	(126)
Other assets	—	2
Trade accounts payable	872	(208)
Accrued compensation	88	(48)
Other accrued liabilities	(42)	(242)
Net cash provided by (used in) operating activities	269	(1,275)

Cash flows from investing activities:
Purchase of property and equipment	(17)	(20)
Collection of note receivable	55	52
Net cash provided by investing activities	38	32

Cash flows from financing activities:
Proceeds from exercise of stock options	254	—
Repurchase of shares in connection with exercise of stock options	(17)	—
Payments on long-term debt	—	(12)
Net cash provided by (used in) financing activities	237	(12)

Net increase (decrease) in cash and cash equivalents	544	(1,255)

Cash and cash equivalents at beginning of period	9,476	11,629

Cash and cash equivalents at end of period	$10,020	$10,374

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short term maturities of these instruments.

2.	CASH AND CASH EQUIVALENTS

At June 30, 2010, our cash balance of approximately $10.0 million consisted of demand deposits in bank checking and savings accounts. Occasionally we invest in cash equivalents which are highly liquid investments with a maturity of three months or less when purchased. At December 31, 2009 our investments in cash equivalents amounted to $4.0 million and consisted of investments in bank certificates of deposit (CDs). Although we maintain our cash and cash equivalents at multiple financial institutions in order to increase the amounts covered by insurance of the Federal Deposit Insurance Corporation (FDIC), some portion of our cash and cash equivalents generally exceeds the insurance limits of the FDIC.

3.	NOTE RECEIVABLE

In connection with the sale of our Dallas operations to WEB Technology, Inc. (WEB) in 2006, we received a promissory note from WEB that provides for installment payments through December 2010. The note receivable balance amounted to $82,467 and $137,373 at June 30, 2010 and December 31, 2009, respectively and is included in the caption “Other current assets” in our consolidated balance sheet.

4.	SHARE-BASED COMPENSATION

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Cost of goods sold	$19	$29	$40	$48
Selling, general and administrative	93	136	191	229
Research and development	26	37	52	63
Total share-based compensation expense	$138	$202	$283	$340

As of June 30, 2010, we had approximately $0.4 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 1.5 years.

5.	INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares includes dilutive stock options computed using the treasury stock method. For loss periods, the computation of diluted loss per share excludes the impact of stock options because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share.  A reconciliation of the number of shares used in the computations of basic and diluted income (loss) per share follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding, basic	10,689	10,598	10,652	10,598
Dilutive stock options	281	—	199	—
Weighted average common shares outstanding, diluted	10,970	10,598	10,851	10,598

For the six month period ended June 30, 2010, approximately 81,000 options were excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the period and they would therefore be antidilutive to income per share.  For the three and six month periods ended June 30, 2009, all stock options were excluded from the diluted computations because they would be antidilutive.

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

7.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009

Purchased parts and completed subassemblies	$4,685	$4,550
Work-in-process	1,609	896
Finished goods, including saleable demonstration equipment	1,211	2,026
Equipment shipped, subject to revenue deferral	49	—
Total inventories	$7,554	$7,472

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009

Accrued commissions	$176	$59
Accrued warranty	87	82
Accrued health insurance costs	—	79
Subtenant deposits	—	21
Other	96	160
Total other accrued liabilities	$359	$401

Changes in accrued warranty are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Accrual balance, beginning of period	$90	$92	$82	$115
Accruals for warranties - included in selling, general and administrative expenses	23	3	72	(14)
Settlements made	(26)	(13)	(67)	(19)
Accrual balance, end of period	$87	$82	$87	$82

9.	CREDIT AGREEMENT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate plus 1.0% with a minimum interest rate of 4.5%. The agreement is collateralized by substantially all of our assets and expires in December 2010.  Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement. At June 30, 2010 and December 31, 2009, there were no borrowings outstanding under line of credit agreements.

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

On April 21, 2010, we received the $175,000 payment from the subtenant. In addition, we reduced a related accrual for estimated legal costs by $15,000. The total credit of $190,000 related to the realized settlement was recorded in the first quarter of 2010 and is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the six months ended June 30, 2010.

11.	STOCK OPTION PLANS

The following table summarizes stock option activity under our stock incentive plan for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	1,721,521	$2.34
Granted	30,000	2.82
Exercised	(167,035)	2.28
Outstanding, June 30, 2010	1,584,486	$2.36	1.7 years	$1,418

Exercisable, June 30, 2010	1,241,383	$2.38	1.4 years	$1,080

All stock options outstanding at June 30, 2010 are nonqualified options that expire five years after the grant date and of which 194,500 options were fully exercisable when granted and 1,389,986 options become exercisable over four years from date of grant. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2010 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2010.

12.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” in our consolidated balance sheet.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In fiscal year 2009, we incurred losses such that our deferred tax assets increased to $25.7 million. At December 31, 2009, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance. Although our operating results improved in the second half of 2009, we incurred an operating loss in the fourth quarter that placed us in a three year cumulative loss position at December 31, 2009. Although we expected that our operating results would likely improve in 2010, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $25.7 million to fully reserve our deferred tax assets at December 31, 2009. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

We recorded an income tax benefit of $57,000 in the three and six months ended June 30, 2010 related to a carryback claim filed in 2010 for a refund of federal alternative minimum taxes paid in prior years. We expect to receive the $57,000 cash refund in the third quarter of 2010. No income tax expense was recorded in the three and six months ended June 30, 2010 since we maintain a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards. We recorded an income tax benefit of $444,000 and $841,000 in the three and six months ended June 30, 2009, respectively, based on our then estimated annual effective tax rate of approximately 35% which reflected the federal statutory rate of 34% plus estimated net state income taxes.

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

Like many suppliers in the TAP segment of the semiconductor equipment industry, Aetrium’s business was severely impacted by the global recession and turmoil in the financial credit markets that began in fiscal year 2008 and continued into 2009. Significant decreases in the sales of electronic products led to reduced demand for ICs and IC manufacturing equipment during this period and resulted in one of the most abrupt and severe downturns ever in our industry. According to SEMI, a semiconductor equipment industry trade association, 2008 revenues for test related equipment declined approximately 32% from the prior year. General economic conditions began to improve in mid-2009 and the semiconductor industry began to recover as the demand for ICs increased. IC manufacturers increased production levels although by the end of the year they had not returned to their recent peak levels of third quarter 2008. As a result, the TAP segment of the semiconductor equipment industry continued its decline through 2009. According to SEMI, 2009 revenues for test related equipment declined approximately 55% from 2008 levels.

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

General economic and industry business conditions continued to improve in 2010. Our net sales increased to $4.6 million and $5.0 million in the first and second quarters of 2010, respectively. First half 2010 net sales increased substantially to $9.6 million compared with $2.9 million for the first half of 2009. Semiconductor and semiconductor equipment industry forecasters are generally predicting growth to continue through 2010 and we believe business conditions will continue to be favorable. However, there can be no assurance the positive momentum we see in 2010 will continue or that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009. There were no changes in such policies during the six months ended June 30, 2010.

Results of Operations

Net Sales. Net sales for the six months ended June 30, 2010 were $9.6 million compared with $2.9 million for the same period in 2009, a 228% increase. Net sales for the three months ended June 30, 2010 were $5.0 million compared with $1.2 million for the same period in 2009, a 323% increase. Net sales in 2010 increased across all our product lines as a result of improved economic conditions and a semiconductor industry recovery that began in the second half of 2009 and continued into 2010.  Sales of test handlers were $6.5 million in the first six months of 2010 compared with $1.2 million for the same period in 2009, an increase of 454%. Sales of reliability test equipment products were $1.8 million in the first six months of 2010 compared with $0.7 million in the same period in 2009, an increase of 173%. Sales of change kits and spare parts were $1.3 million in the first six months of 2010 compared with $1.1 million for the same period in 2009, an increase of 22%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity associated with varying production levels. Gross profit was 45.6% of net sales in the six months ended June 30, 2010 compared with 28.5% for the same period in 2009. Gross profit was 47.7% of net sales in the three months ended June 30, 2010 compared with 28.4% for the same period in 2009. Our gross margin increased in 2010 primarily due to efficiencies associated with significantly higher production and net sales levels over the prior year.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2010 were $2.7 million compared with $2.3 million for the comparable period in 2009, a 15% increase. Commissions, travel, and warranty expenses increased $0.4 million, $0.1 million, and $0.1 million, respectively, as a result of significantly increased sales and service activity. These increases were partially offset by a credit of $0.2 million recorded in 2010 related to the settlement of a legal dispute with a subtenant of our former leased facility in Poway, California. Selling, general and administrative expenses for the three months ended June 30, 2010 were $1.6 million compared with $1.1 million for the comparable period in 2009, a 38% increase. Commissions and travel expenses increased $0.3 million and $0.1 million, respectively, due to significantly increased sales and service activity, and compensation costs increased by approximately $0.1 million.

Research and Development. Research and development expenses for the six months ended June 30, 2010 were $1.5 million compared with $1.0 million for the comparable period in 2009, a 50% increase. Contract services and materials costs increased $0.3 million and $0.1 million, respectively. Research and development expenses for the three months ended June 30, 2010 were $0.8 million compared with $0.5 million for the comparable period in 2009, a 54% increase. Contract services and materials costs increased $0.3 million and $0.1 million, respectively. Research and development expenses increased in 2010 over 2009 levels as we accelerated development activities for both our test handler and reliability test equipment product lines. Research and development expenses represented 15.7% of total net sales for the six month period ended June 30, 2010 compared with 34.2% of total net sales for the comparable period in 2009. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of reduced revenues as was the case in fiscal year 2009.

Interest Income, net. Interest income, net, amounted to $34,000 and $84,000 for the six months ended June 30, 2010 and 2009, respectively, and amounted to $18,000 and $46,000 for the three months ended June 30, 2010 and 2009, respectively. The decrease in interest income in 2010 reflects generally lower interest rates and lower average invested cash balances.

Income Taxes. We recorded an income tax benefit of $57,000 in the three and six month periods ended June 30, 2010 related to a carryback claim filed in 2010 for a refund of federal alternative minimum taxes paid in prior years. We expect to receive the $57,000 cash refund in the third quarter of 2010.  No income tax expense was recorded in the three and six months ended June 30, 2010 since we maintain a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards. We recorded an income tax benefit of $444,000 and $841,000 in the three and six months ended June 30, 2009, respectively, based on our then estimated annual effective tax rate of approximately 35% which reflected the federal statutory rate of 34% plus estimated net state income taxes.

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” in our consolidated balance sheet.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In fiscal year 2009, we incurred losses such that our deferred tax assets increased to $25.7 million. At December 31, 2009, we assessed the realizability of our deferred tax assets and the amount of our valuation allowance. Although our operating results improved in the second half of 2009, we incurred an operating loss in the fourth quarter that placed us in a three year cumulative loss position at December 31, 2009. Although we expected that our operating results would likely improve in 2010, we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $25.7 million to fully reserve our deferred tax assets at December 31, 2009. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.5 million in the six months ended June 30, 2010. We generated $0.3 million of cash from operating activities during this period. Cash generated from net income of $0.3 million and $0.3 million in non-cash depreciation and share-based compensation expense was partially offset by $0.3 million in working capital changes. Working capital changes using cash consisted primarily of a $1.1 million increase in accounts receivable and a $0.1 million increase in inventories, partially offset by a $0.9 million increase in accounts payable. Accounts receivable increased due to a significant increase in net sales in the second quarter of 2010 compared with the fourth quarter of 2009. Inventories increased primarily to support customer evaluations and initial shipments anticipated for our new eight site test handler. Accounts payable increased primarily due to higher levels of inventory purchases in the second quarter of 2010 compared with the fourth quarter of 2009. Net cash flows from investing activities for the six months ended June 30, 2010 were insignificant. Net cash provided by financing activities for the six months ended June 30, 2010 consisted primarily of $0.2 million in net proceeds from employee stock option exercises.

Cash and cash equivalents decreased by approximately $1.3 million in the six months ended June 30, 2009. We used $1.3 million of cash to fund operating activities during this period, which included our net loss of $1.6 million plus a $0.8 million non-cash income tax benefit, partially offset by $0.3 million of non-cash depreciation and share-based compensation expense and $0.8 million in working capital changes. Working capital changes contributing to cash consisted primarily of a $0.9 million decrease in accounts receivable and a $0.5 million decrease in inventories, partially offset by a $0.2 million decrease in accounts payable and a $0.2 million decrease in other accrued liabilities. Accounts receivable decreased primarily due to a significant decrease in net sales in the second quarter of 2009 compared with the fourth quarter of 2008. Inventories and accounts payable decreased primarily due to significantly reduced inventory purchases in the second quarter of 2009 compared with the fourth quarter of 2008 in response to lower sales levels. The decrease in other accrued liabilities reflected the payment of severance benefits associated with a workforce reduction we implemented in December 2008 and a reduction in accrued warranty and accrued commissions due to lower sales volume.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash and cash equivalents of $10.0 million at June 30, 2010 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement.  The credit agreement expires in December 2010. As discussed above, general economic and semiconductor industry conditions have improved in 2010 and we believe business conditions will continue to be favorable. However, there can be no assurance that the positive momentum we have experienced in 2010 will continue and that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

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

Our Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

AETRIUM INCORPORATED
(Registrant)

Date: August 6, 2010	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)