Form 10-Q
period 2010-09-30
AETRIUM INC
filed 2010-11-05
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on October 30, 2010	10,781,451

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009	5

	Notes to unaudited condensed consolidated financial statements	6 -10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 -15

Item 4T.	Controls and Procedures	15

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES	17

EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$10,021	$9,476
Accounts receivable, net	3,403	2,114
Inventories	7,557	7,472
Other current assets	130	234
Total current assets	21,111	19,296

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,221	1,178
	1,742	1,699
Less accumulated depreciation and amortization	(1,644)	(1,601)
Property and equipment, net	98	98

Noncurrent asset, other	44	—

Total assets	$21,253	$19,394

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,583	$707
Accrued compensation	242	268
Other accrued liabilities	431	401
Total current liabilities	2,256	1,376

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 10,781,451 at September 30, 2010 and 10,605,631 at December 31, 2009	11	11
Additional paid-in capital	64,969	64,311
Accumulated deficit	(45,983)	(46,304)
Total shareholders' equity	18,997	18,018

Total liabilities and shareholders' equity	$21,253	$19,394

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$4,957	$3,028	$14,591	$5,964
Cost of goods sold	2,679	1,648	7,922	3,747
Gross profit	2,278	1,380	6,669	2,217

Operating expenses:
Selling, general and administrative	1,433	1,282	4,110	3,612
Research and development	841	647	2,350	1,651
Total operating expenses	2,274	1,929	6,460	5,263

Income (loss) from operations	4	(549)	209	(3,046)
Interest income, net	21	29	55	113
Income (loss) before income taxes	25	(520)	264	(2,933)
Income tax benefit	—	182	57	1,023
Net income (loss)	$25	$(338)	$321	$(1,910)

Income (loss) per share:
Basic	$0.00	$(0.03)	$0.03	$(0.18)
Diluted	$0.00	$(0.03)	$0.03	$(0.18)

Weighted average common shares outstanding:
Basic	10,764	10,598	10,690	10,598
Diluted	10,844	10,598	10,849	10,598

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$321	$(1,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	43	51
Share-based compensation expense	385	485
Deferred income taxes	—	(1,025)
Changes in assets and liabilities:
Accounts receivable, net	(1,289)	666
Inventories	(85)	1,157
Other current assets	21	(263)
Noncurrent asset, other	(44)	2
Trade accounts payable	876	(248)
Accrued compensation	(26)	51
Other accrued liabilities	30	(182)
Net cash provided by (used in) operating activities	232	(1,216)

Cash flows from investing activities:
Purchase of property and equipment	(43)	(21)
Collection of note receivable	83	79
Net cash provided by investing activities	40	58

Cash flows from financing activities:
Proceeds from exercise of stock options	314	—
Repurchase of shares in connection with exercise of stock options	(41)	—
Payments on long-term debt	—	(12)
Net cash provided by (used in) financing activities	273	(12)

Net increase (decrease) in cash and cash equivalents	545	(1,170)

Cash and cash equivalents at beginning of period	9,476	11,629

Cash and cash equivalents at end of period	$10,021	$10,459

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2009 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

At September 30, 2010, our cash and cash equivalents balance of approximately $10.0 million consisted of demand deposits in bank checking and savings accounts. Occasionally we invest in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. At December 31, 2009 our investments in cash equivalents amounted to $4.0 million and consisted of investments in bank certificates of deposit (CDs). Although we maintain our cash and cash equivalents at multiple financial institutions in order to increase the amounts covered by insurance of the Federal Deposit Insurance Corporation (FDIC), some portion of our cash and cash equivalents generally exceeds the insurance limits of the FDIC.

3.	NOTE RECEIVABLE

In connection with the sale of our Dallas operations to WEB Technology, Inc. (WEB) in 2006, we received a promissory note from WEB that provides for installment payments through December 2010. The note receivable balance amounted to $54,498 and $137,373 at September 30, 2010 and December 31, 2009, respectively and is included in the caption “Other current assets” in our consolidated balance sheet.

4.	SHARE-BASED COMPENSATION

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model. The weighted-average fair value of options granted during the nine months ended September 30, 2010 was determined to be $0.90. Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted were as follows:

Expected stock price volatility	50%
Risk-free interest rate	1.2%
Expected dividend level	0%
Expected life of options (years)	3.5

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Cost of goods sold	$14	$21	$54	$69
Selling, general and administrative	66	97	257	326
Research and development	22	27	74	90
Total share-based compensation expense	$102	$145	$385	$485

As of September 30, 2010, we had approximately $0.8 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding, basic	10,764	10,598	10,690	10,598
Dilutive stock options	80	—	159	—
Weighted average common shares outstanding, diluted	10,844	10,598	10,849	10,598

For the three and nine month periods ended September 30, 2010, options to purchase approximately 225,000 and 129,000 common shares, respectively, were excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to income per share. For the three and nine month periods ended September 30, 2009, all stock options were excluded from the diluted computations because they would be antidilutive given the net losses recognized in those periods.

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

7.	INVENTORIES

 Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009

Purchased parts and completed subassemblies	$4,794	$4,550
Work-in-process	1,370	896
Finished goods, including saleable demonstration equipment	1,303	2,026
Equipment shipped, subject to revenue deferral	90	—
Total inventories	$7,557	$7,472

8.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009

Accrued commissions	$153	$59
Accrued warranty	80	82
Accrued health insurance costs	—	79
Other	198	181
Total other accrued liabilities	$431	$401

Changes in accrued warranty are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Accrual balance, beginning of period	$87	$82	$82	$115
Accruals for warranties - included in selling, general and administrative expenses	7	33	79	18
Settlements made	(14)	(33)	(81)	(51)
Accrual balance, end of period	$80	$82	$80	$82

9.	CREDIT AGREEMENT

We maintain a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate plus 1.0% with a minimum interest rate of 4.5%. The agreement is collateralized by substantially all of our assets. Advances under the agreement are at the sole discretion of the bank. The agreement expires in December 2010. We expect to renew the agreement, but there can be no assurances that the agreement will be renewed with terms favorable to us or at all or that funds will be available to us under the agreement. At September 30, 2010 and December 31, 2009, there were no borrowings outstanding under line of credit agreements.

10.	LEGAL SETTLEMENT

In 2010, we settled a legal action we had filed against a subtenant of our former leased facility in Poway, California for nonpayment of rents. Pursuant to the settlement agreement, we received a cash payment of $175,000 from the subtenant. In addition, we reduced a related accrual for estimated legal costs by $15,000. We recorded a credit of $190,000 related to this settlement in the first quarter of 2010, which amount is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the nine months ended September 30, 2010.

11.	HEADQUARTERS LEASE RENEWAL

In August 2010, we entered into an agreement to extend the lease of our headquarters facility in North St. Paul, Minnesota. The previous lease agreement was scheduled to expire in January 2011. The new agreement provides for a five year term commencing September 1, 2010. Base rent payments will average $21,943 per month over the term of the lease, including $21,734 per month for the first three years with slight increases in the fourth and fifth years. The agreement expires on August 31, 2015, at which time we have an option to extend the lease for an additional five-year term. In connection with the lease renewal, we agreed to pay a third-party consulting fee obligation of the lessor in exchange for reduced rent payments. The $56,000 payment was recorded as a prepaid expense and is being amortized to rent expense over the term of the lease. As of September 30, 2010, the prepaid rent balance was approximately $55,000, of which $11,000 is included in “Other current assets” and the remaining $44,000 is classified as “Noncurrent asset, other” in our consolidated balance sheet.

12.	STOCK OPTION PLANS

The following table summarizes stock option activity under our stock incentive plan for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	1,721,521	$2.34
Granted	610,000	2.41
Exercised	(363,084)	2.26
Forfeited	(21,459)	2.27
Expired	(18,000)	2.23
Outstanding, September 30, 2010	1,928,978	$2.38	2.7 years	$677

Exercisable, September 30, 2010	1,100,346	$2.40	1.5 years	$375

All stock options outstanding at September 30, 2010 are nonqualified options that expire five years after the grant date and become exercisable over four years from date of grant. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on September 30, 2010 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on September 30, 2010.

13.	INCOME TAXES

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

We recorded an income tax benefit of $57,000 in the nine months ended September 30, 2010 related to a carryback claim filed in 2010 for a refund of federal alternative minimum taxes paid in prior years. No income tax expense was recorded in the three and nine month periods ended September 30, 2010 since we maintain a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards. We recorded an income tax benefit of $182,000 and $1,023,000 in the three and nine month periods ended September 30, 2009, respectively, based on our then estimated annual effective tax rate of approximately 35%, which reflected the federal statutory rate of 34% plus estimated net state income taxes.

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

General economic and industry business conditions continued to improve in 2010 and our operating results improved as well. Our net sales increased to $4.6 million, $5.0 million and $5.0 million in the first, second and third quarters of 2010, respectively. For the nine months ended September 30, 2010, our net sales were $14.6 million compared with $6.0 million for the same period in 2009, an increase of 145%. Some IC industry forecasters have recently suggested that IC unit shipments have exceeded underlying demand and that IC shipments volume may flatten or decrease in upcoming months, in which case the demand for semiconductor equipment may decline as well. These forecasters suggest that an industry correction, if it occurs, should be moderate and relatively brief and they continue to predict that 2011 will be a growth year for the semiconductor industry. However, there can be no assurance the positive industry conditions we have experienced in 2010 will continue or that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009. There were no changes in such policies during the nine months ended September 30, 2010.

Results of Operations

Net Sales. Net sales for the nine months ended September 30, 2010 were $14.6 million compared with $6.0 million for the same period in 2009, a 145% increase. Net sales for the three months ended September 30, 2010 were $5.0 million compared with $3.0 million for the same period in 2009, a 64% increase. Net sales in 2010 increased across all our product lines as a result of improved economic conditions and a semiconductor industry recovery that began in the second half of 2009 and continued into 2010.  Sales of test handlers were $9.7 million in the first nine months of 2010 compared with $2.9 million for the same period in 2009, an increase of 241%. Sales of reliability test equipment products were $2.5 million in the first nine months of 2010 compared with $1.2 million for the same period in 2009, an increase of 105%. Sales of change kits and spare parts were $2.3 million in the first nine months of 2010 compared with $1.9 million for the same period in 2009, an increase of 24%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity associated with varying production levels. Gross profit was 45.7% of net sales in the nine months ended September 30, 2010 compared with 37.2% for the same period in 2009. Our gross margin increased in 2010 primarily due to efficiencies associated with significantly higher production and net sales levels over the prior year, partially offset by a less favorable product mix. Test handlers, which are generally lower margin sales than reliability test equipment and spares/change kits, represented 67% of total net sales in the first nine months of 2010 compared with 48% of total net sales for the same period in 2009. Reliability test equipment sales represented 17% of total net sales in the first nine months of 2010 compared with 21% of total sales for the same period in 2009 and spares/change kit sales represented 16% of total net sales in the first nine months of 2010 compared with 31% for the same period in 2009. Gross profit was 46.0% of net sales in the three months ended September 30, 2010 compared with 45.6% for the same period in 2009. The gross margin improvement in 2010 was primarily due to efficiencies associated with significantly higher production and net sales levels, partially offset by a less favorable product mix.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2010 were $4.1 million compared with $3.6 million for the comparable period in 2009, a 14% increase. Commissions and travel expenses increased $0.5 million and $0.2 million, respectively, as a result of significantly increased sales and service activity. Employee compensation increased $0.2 million in part because employee wages that had been at reduced levels during the economic and industry downturn in 2009 were restored in 2010. These expense increases were partially offset by a credit of $0.2 million recorded in 2010 related to the settlement of a legal dispute with a subtenant of our former leased facility in Poway, California. Selling, general and administrative expenses for the three months ended September 30, 2010 were $1.4 million compared with $1.3 million for the comparable period in 2009, a 12% increase. Employee compensation increased $0.1 million primarily because employee wages that had been at reduced levels during the economic and industry downturn in 2009 were restored in 2010.

Research and Development. Research and development expenses for the nine months ended September 30, 2010 were $2.4 million compared with $1.7 million for the comparable period in 2009, a 42% increase. Contract services, materials costs and employee compensation increased $0.5 million, $0.1 million, and $0.1 million, respectively. Research and development expenses for the three months ended September 30, 2010 were $0.8 million compared with $0.6 million for the comparable period in 2009, a 30% increase. Employee compensation and contract services each increased $0.1 million. Employee compensation increased in 2010 in part because employee wages that had been at reduced levels during the economic and industry downturn in 2009 were restored in 2010. Research and development expenses increased in 2010 over 2009 levels as we accelerated development activities for both our test handler and reliability test equipment product lines. Research and development expenses represented 16.1% of total net sales for the nine month period ended September 30, 2010 compared with 27.7% of total net sales for the comparable period in 2009. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development although we may exceed this range in periods of relatively low revenues.

Interest Income, net. Interest income, net, amounted to $55,000 and $113,000 for the nine months ended September 30, 2010 and 2009, respectively, and amounted to $21,000 and $29,000 for the three months ended September 30, 2010 and 2009, respectively. The decrease in interest income in 2010 reflects generally lower interest rates and lower average invested cash balances.

Income Taxes. We recorded an income tax benefit of $57,000 in the nine month period ended September 30, 2010 related to a carryback claim filed in 2010 for a refund of federal alternative minimum taxes paid in prior years. No income tax expense was recorded in the three and nine months ended September 30, 2010 since we maintain a full valuation allowance against our deferred tax assets, including our net operating loss carryforwards. We recorded an income tax benefit of $182,000 and $1,023,000 in the three and nine months ended September 30, 2009, respectively, based on our then estimated annual effective tax rate of approximately 35%, which reflected the federal statutory rate of 34% plus estimated net state income taxes.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.5 million in the nine months ended September 30, 2010. We generated $0.2 million of cash from operating activities during this period. Cash generated from net income of $0.3 million and $0.4 million in non-cash depreciation and share-based compensation expense was partially offset by $0.5 million in working capital changes. Working capital changes using cash consisted primarily of a $1.3 million increase in accounts receivable and a $0.1 million increase in inventories, partially offset by a $0.9 million increase in accounts payable. Accounts receivable increased due to a significant increase in net sales in the third quarter of 2010 compared with the fourth quarter of 2009. Inventories increased primarily to support customer evaluations and initial shipments anticipated for our new eight site test handler. Accounts payable increased primarily due to higher levels of inventory purchases in the third quarter of 2010 compared with the fourth quarter of 2009. Net cash flows from investing activities for the nine months ended September 30, 2010 were insignificant. Net cash provided by financing activities for the nine months ended September 30, 2010 consisted of $0.3 million in net proceeds from employee stock option exercises.

Cash and cash equivalents decreased by approximately $1.2 million in the nine months ended September 30, 2009. We used $1.2 million of cash to fund operating activities during this period, which included our net loss of $1.9 million plus a $1.0 million non-cash income tax benefit, partially offset by $0.5 million of non-cash depreciation and share-based compensation expense and $1.2 million in working capital changes. Working capital changes contributing to cash consisted primarily of a $0.7 million decrease in accounts receivable and a $1.2 million decrease in inventories, partially offset by a $0.3 million increase in other current assets, a $0.2 million decrease in accounts payable and a $0.2 million decrease in other accrued liabilities. Accounts receivable decreased primarily due to a significant decrease in net sales in the third quarter of 2009 compared with the fourth quarter of 2008. Inventories and accounts payable decreased primarily due to significantly reduced inventory purchases in the third quarter of 2009 compared with the fourth quarter of 2008 in response to lower sales levels. The increase in other current assets consisted primarily of past due rents owing from a subtenant of our then-leased facility in Poway, CA.  The decrease in other accrued liabilities reflected the payment of severance benefits associated with a workforce reduction we implemented in December 2008 and a reduction in accrued warranty and accrued commissions due to lower sales volume.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash balance of $10.0 million at September 30, 2010 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. Advances under the agreement are at the sole discretion of the bank. The agreement expires in December 2010. We expect to renew the agreement, but there can be no assurances that the agreement will be renewed with terms favorable to us or at all or that funds will be available to us under the agreement. There can also be no assurance the positive industry conditions we have experienced in 2010 will continue or that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

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

Our Chief Executive Officer, our Chief Administrative Officer and our Treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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
10.1 Commercial Lease dated August 20, 2010 between Triple Shot, LLC and us.
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

AETRIUM INCORPORATED
(Registrant)

Date: November 5, 2010	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
Chairman of the Board and Chief Executive Officer

Date: November 5, 2010	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)