Form 10-K
period 2010-12-31
AETRIUM INC
filed 2011-03-30
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

As of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $33,492,000.

As of March 11, 2011, 10,781,451 shares of Common Stock of the Registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be held May 18, 2011 (the “2011 Proxy Statement”).

Form 10-K

For the fiscal year ended December 31, 2010

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS.	1
ITEM 1A.	RISK FACTORS.	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	9
ITEM 2.	PROPERTIES.	9
ITEM 3.	LEGAL PROCEEDINGS.	10
ITEM 4.	RESERVED	10
ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.	10

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	12
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	13
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	19
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	19
ITEM 9A.	CONTROLS AND PROCEDURES	20
ITEM 9B.	OTHER INFORMATION.	20

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	21
ITEM 11.	EXECUTIVE COMPENSATION.	21
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	21
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	22
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	22

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	23

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

Test handler products accounted for 61% and 48% of our net sales in 2010 and 2009, respectively. Reliability test equipment accounted for 22% and 17% of our net sales in 2010 and 2009, respectively. Change kits and spare parts accounted for 17% and 35% of our net sales in 2010 and 2009, respectively.

The worldwide financial collapse that became apparent by the end of the third quarter in 2008 resulted in one of the steepest declines ever in the semiconductor industry. The industry posted its largest sequential percentage declines of IC unit sales ever in the fourth quarter of 2008 and the first quarter of 2009. Notwithstanding continuation of the worldwide financial crisis, and undoubtedly due in part to the semiconductor industry’s quick and dramatic action to reduce production as the financial crisis began, by second quarter of 2009 the industry began to recover some of its lost ground. In fact the second and third quarters of 2009 produced the largest sequential percentage increases of IC unit sales ever. However, by the end of 2009 the industry had not yet returned to peak unit production levels of 2008. As a result, the TAP segment of the semiconductor equipment industry continued its decline throughout 2009. According to SEMI, a semiconductor equipment industry trade association, revenues for test related equipment in 2009 were almost 70% below 2007 revenues.

Our performance closely followed our industry segment. As a result of the worldwide financial crisis, our 2009 revenues were also almost 70% below our 2007 revenues.

By the end of the first quarter of 2010, the semiconductor industry surpassed its peak production levels of 2008, and conditions in the test related segment of the semiconductor equipment industry improved for the first three quarters of 2010. However, demand slowed for semiconductors in the fourth quarter and production of semiconductors declined from third quarter to fourth quarter. As a result, revenues as reported by SEMI for test related equipment in fourth quarter of 2010 declined by more than 25% from reported third quarter revenues.

Our performance also followed our industry segment in 2010. Additionally, one of our largest customers is transitioning from four site testing to eight site testing, and we believe that its extended eight site handler evaluations in the fourth quarter of 2010 delayed handler orders from that customer, which contributed to a substantially sharper drop in our fourth quarter revenues than was experienced generally in our industry segment.

Analysts of the semiconductor industry are forecasting resumed growth of ICs by the second quarter of 2011, and moderate growth of up to 10% for the year. We believe that our line of product offerings, including our newest product introductions, coupled with our lean cost structure and our strong working capital base, places us in a strong position to outperform our industry segment as conditions improve.

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

ICs are multi-function semiconductor devices that may contain millions of individual transistors, and include microprocessors, digital signal processors and analog and memory devices. ICs come in a wide range of sizes and package types, depending upon their application.

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

More complex ICs are sometimes packaged in IC package families with leads more easily damaged in handling, such as ball grid arrays with electrical contact bumps on the bottoms. These package families are typically tested with pick-and-place test handlers.

Our current test handler product lines are all gravity feed test handlers. Analog devices constitute almost half of all ICs produced, and because of their relatively small size and low lead count are typically packaged as SOPs and MLPs, and thus typically tested on gravity feed handlers. Accordingly, manufacturers of analog devices are a primary target set for our test handlers.

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

Our VMAX Series is our newest line of gravity feed test handlers, introduced in 2010. The principal advance of the VMAX Series over our other gravity feed test handler lines and our competition is a significant improvement in up time and equipment efficiency. The VMAX Series focuses on analog and logic IC applications and addresses a wide range of IC packages, including SOPs and MLPs. The VMAX Series offers a small footprint, a vertical backplane that can accommodate nearly any size of test head, and our high speed test site actuator that we believe offers significant throughput advantages over our competition, depending upon device test times and thermal conditioning requirements. We offer the VMAX Series in four and eight test site configurations.

Our VMAX test handler has been in evaluation at one of our largest customers since the second half of 2010. That customer is transitioning from four site to eight site testing and is evaluating our handler and two competing handlers across a broad range of applications. We believe our handler has performed very well thus far in the evaluations, and we received our first orders for the VMAX test handler from that customer in the first quarter of 2011. We expect the evaluations to conclude by early in the second quarter of 2011. We expect to undertake evaluations of our VMAX test handler at other key customer and potential customer sites during the course of 2011.

Our 55V Series is our other principal line of gravity feed test handlers. The 55V Series focuses on the same IC applications, addresses the same wide range of IC packages, and offers the same small footprint, vertical backplane and high speed test site actuator as our VMAX Series. We offer the 55V Series in one, two, four and eight test site configurations.

Each of our VMAX Series and 55V Series multi-site test handlers can simultaneously test devices in each of their sites to increase productivity and reduce testing costs in certain applications.

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

Reliability Test Equipment

The IC industry’s demand for higher performance devices through smaller circuit geometries has led to significant technological changes in the materials and processes used to manufacture ICs, including a continuing migration to copper materials for the increasingly minute circuitry of devices, now down to 22 nanometers in line width. These changes in technology, along with IC user demand for increased reliability, have created a need for increasingly sophisticated reliability testing of IC designs and manufacturing processes. Our reliability test equipment product line enables IC manufacturers to force and measure precise levels of voltage and current through structures designed to exemplify IC failure modes, collect and analyze relevant data, and predict lifetime performance of ICs. This equipment can be utilized to perform reliability testing of packaged and wafer level test structures.

In 1998, we introduced our 1164 Series of reliability test equipment, including a suite of applications for customers to perform a variety of tests. We have since added many new features, including the full reliability test functionality necessary for testing an IC manufacturer’s entire copper process. The 1164 Series features a modular design that allows for great flexibility in performing reliability tests, and can test up to 4,096 devices at a time and perform numerous simultaneous tests on batches of ICs. Nine of the top 10 semiconductor manufacturers in the world are using our 1164 Series of reliability test equipment for copper and related advanced process technologies.

Competition

The semiconductor capital equipment market is highly competitive.  In the market for test handler products, we compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have. Some of these companies manufacture and sell both testers and test handlers. The particular companies with which we compete vary with our different test handler product lines, with no one company dominating the overall test handler market. The companies with which we compete most directly in the test handler market include Multitest Electronic Systems GmbH (a Dover Corporation company), Rasco (a division of Cohu, Inc.) and Yokogawa (a division of TESEC Corporation).

We compete for test handler sales primarily on the basis of effective handler throughput, cost of ownership, temperature accuracy and other performance characteristics of our products, price, delivery, the breadth of our product lines, the effectiveness of our sales and distribution channels, the effectiveness of our post-sale support and our customer relationships. We believe we compete favorably on all of these factors.

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

Customers

We rely on a limited number of customers for a substantial percentage of our net sales. In 2010, our top three customers accounted for 38%, 23% and 11% of our net sales, respectively. In 2009, our top two customers accounted for 58% and 20% of our net sales, respectively. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive factors in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

Sales and Marketing

We market our products through a combination of direct salespeople, independent sales representatives and international distributors. Our direct sales organization is responsible for most domestic sales, and coordinates the activities of our independent sales representatives and international distributors and actively participates with them in selling efforts. This enables us to establish strong direct ties with our customers.

We maintain sales and service locations in North St. Paul, Minnesota, Morgan Hills, California, and Kuala Lumpur and Penang, Malaysia. As of December 31, 2010, we had domestic independent sales representatives located in New Hampshire and California, and international independent sales representatives or distributors located in the United Kingdom, France, Germany, Italy, Republic of Korea, Japan, Taiwan, China, Thailand, Malaysia, Singapore and the Philippines.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our independent sales representatives, international distributors and direct salespeople.

International shipments accounted for 88% and 85% of our net sales in 2010 and 2009, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites. Most of our international shipments are made to international sites of U.S. semiconductor manufacturers, although there is a growing foreign customer base included in our international sales.

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

In 2010 and 2009, our expenses relating to research and development were approximately $3.0 million and $2.2 million, respectively, or 19% and 25% of our net sales, respectively. Over time, our objective is to invest approximately 12% to 15% of our net sales in research and development. However, the percentage may be higher in periods of relatively low sales such as 2010 and 2009.

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

Employees

As of December 31, 2010, we had 68 employees, one of whom was part-time. They consisted of 28 in manufacturing, 17 in engineering and product development, 15 in sales, marketing and customer service, and 8 in general administration and finance. None of our employees are represented by a labor union or are subject to any collective bargaining agreement. We have never experienced a work stoppage, and we believe that our employee relations are satisfactory.

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

Market Fluctuations in the Semiconductor Industry

Our business and results of operations depend upon capital expenditures by manufacturers of ICs.  As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns, which often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. The worldwide financial collapse that became apparent by the end of the third quarter of 2008 resulted in an unprecedented downturn in the semiconductor industry and in the semiconductor equipment industry. The semiconductor industry grew significantly in 2010, but ended with a sequential decline in revenues in the fourth quarter. While there are currently indications that there will be improving conditions in the semiconductor industry in 2011, there can be no assurance that this trend will occur or continue and result in self-sustaining levels of revenues for the company.

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

Reliance on Significant Customers

We rely on a limited number of customers for a substantial percentage of our net sales. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have a negative impact on our operating results. Our new VMAX  test handler is currently in evaluation at one of our largest customers together with two competing test handlers. While we believe our test handler has performed very well thus far in the evaluations, currently expected to conclude early in the second quarter of 2011, there can be no assurance that we will be successful in maintaining our position with this customer.

Impact of Competitive Markets

The markets for our main product lines are highly competitive. Some of our competitors have substantially greater financial, manufacturing, marketing and product development resources than we have. For most of our customers, we are not the sole supplier of our type of equipment. In addition, it is common for customers to evaluate more than one supplier’s equipment for their emerging requirements, which is the case with the ongoing evaluation of our VMAX  test handler at one of our largest customers. Accordingly, we are at significant risk to lose orders to competing suppliers, and even to being displaced as a supplier to potentially significant customers, which would likely have a negative impact on our operating results.

Fixed Cost Constraints on Reduction of Expenses

Many of our expenses, particularly those relating to properties, capital equipment and certain manufacturing overhead items, are fixed in the short term. Reduced demand for our products and services causes our fixed production costs to be allocated across reduced production volumes, which negatively affects our gross margins and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. Accordingly, in the event of a reduction in our revenues, resulting from an industry slowdown as occurred in fourth quarter of 2010 or otherwise, we may not be able to maintain profitable operations.

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

We conduct our corporate functions and manufacturing, product development, sales, marketing and field service activities in North St. Paul, Minnesota. We currently occupy approximately 45,000 square feet in North St. Paul under a lease that expires in August 2015, at which time we have an option to extend the lease for an additional five-year term. We consider our present facilities to be sufficient for our current operations.

ITEM 3.             LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any material pending legal, governmental, administrative or other proceedings.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, their ages and the offices they held as of March 1, 2011 are as follows:

Name	Age	Position
John J. Pollock	51	President, Chief Executive Officer and Director
Douglas L. Hemer	64	Chief Administrative Officer, Secretary and Director
Paul H. Askegaard	59	Treasurer
Timothy G. Foley	51	Vice President — Manufacturing
W. Charles Sletten, II	59	Vice President — Engineering
Dean K. Hedstrom	61	Vice President — Technology
Timothy A. McMullen	43	Vice President — Reliability Test Systems
Gary A. Quasabart	51	Vice President — Worldwide Sales

Mr. Pollock was elected as one of our directors in March 2010 and has served as our president since October 2009 and our chief executive officer since January 1, 2011. Mr. Pollock served as our chief operating officer from August 2010 through December 2010. From December 2001 to October 2009, Mr. Pollock served as vice president and general manager of our North St. Paul operations.  From August 1998 to December 2001, Mr. Pollock served as our vice president of product development and marketing.  From April 1998 to August 1998, Mr. Pollock served as interim general manager of our North St. Paul operations.  From November 1997 to May 1998, Mr. Pollock served as interim general manager of a test handler product line we had recently acquired.  From September 1996 to August 1997, Mr. Pollock served as a business unit manager.

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

Mr. Quasabart has served as our vice president - worldwide sales since August 2010.  In March 2011, his responsibilities were expanded to include customer service activities. From July 1994 to August 2010, Mr. Quasabart served in various sales positions at the company and most recently as director of sales.

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

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010	High	$3.35	$3.75	$3.25	$2.70
	Low	$2.36	$2.40	$2.19	$1.65
Fiscal 2009	High	$1.93	$1.75	$2.65	$2.99
	Low	$0.91	$0.99	$1.37	$2.05
Holders

As of March 11, 2011, there were 114 shareholders of record. We estimate that an additional 2,400 shareholders beneficially own stock held for their accounts at brokerage firms and financial institutions.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

We did not have any unregistered sales of equity securities during fiscal year 2010.

Issuer’s Purchases of Equity Securities

We did not make any purchases of our common stock during the fourth quarter of fiscal 2010.

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

Like many suppliers in the TAP segment of the semiconductor equipment industry, Aetrium’s business was severely impacted by the global recession and turmoil in the financial credit markets that began in fiscal year 2008 and continued into 2009. Significant decreases in the sales of electronic products led to reduced demand for ICs and IC manufacturing equipment during this period and resulted in one of the most abrupt and severe downturns ever in our industry. According to SEMI, a semiconductor equipment industry trade association, 2008 revenues for test related equipment declined approximately 32% from the prior year. General economic conditions began to improve in mid-2009 and the semiconductor industry began to recover as the demand for ICs increased. IC manufacturers increased production levels, although by the end of the year they had not returned to their recent peak levels of third quarter 2008. As a result, the TAP segment of the semiconductor equipment industry continued its decline through 2009. According to SEMI, 2009 revenues for test related equipment declined approximately 55% from 2008 levels.

Aetrium’s operating results generally followed the semiconductor equipment industry trend. Our net sales decreased to $1.8 million and $1.2 million in the first and second quarters of 2009, respectively. In mid-year we began to see signs of increased demand for our customers' products and generally improving equipment utilization rates. Accordingly, our net sales increased to $3.0 million and $2.7 million in the third and fourth quarters of 2009, respectively. Despite an improvement in business conditions in the second half of fiscal year 2009, our total net sales for the year were $8.6 million compared with $17.2 million in 2008, a decrease of 50%.

General economic and industry business conditions continued to improve in 2010 and our operating results improved as well. Our net sales increased to $4.6 million, $5.0 million and $5.0 million in the first, second and third quarters of 2010, respectively. However, our net sales decreased significantly in the fourth quarter of 2010 due in part to a general slowdown in the semiconductor industry that developed late in the year and also due to significantly lower sales to one of our largest customers. This customer, in addition to being impacted by the industry slowdown, is transitioning from four-site testing to eight-site testing, and we believe extended eight-site handler evaluations in the fourth quarter of 2010 resulted in delayed orders from that customer. As a result of these factors, our net sales decreased to $1.7 million in the fourth quarter of 2010.   Despite the drop off in net sales in the fourth quarter of 2010, we experienced significant growth for the full year as sales reached $16.3 million compared with $8.6 million in 2009, an increase of 88%. Industry forecasters are generally projecting that business conditions will remain soft through the first quarter of 2011 and will improve as the year progresses. However, there can be no assurance that economic and/or industry conditions will improve or that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Off-Balance Sheet Arrangements:

We did not have any off-balance sheet arrangements as of December 31, 2010 or 2009.

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

Income Taxes

We record income tax benefit (expense) based on our estimate of the effective tax rates for the jurisdictions in which we do business. We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” which are included in the caption “Deferred income taxes” on our consolidated balance sheet.  If, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, we record a valuation allowance to reduce the carrying value of our deferred tax assets to the estimated realizable amount. If the valuation allowance is increased, we record additional income tax expense in the period the valuation allowance is increased. If the valuation allowance is reduced, we record an income tax benefit. We make significant estimates and judgments in determining our income tax provision, deferred tax assets and valuation allowance recorded against our deferred tax assets. Actual results may differ significantly from those reflected in management estimates and could result in adjustments that have a material impact on our results of operations.

Results of Operations:

Selected statement of operations data as a percentage of our net sales for 2010 and 2009 were as follows:

	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	57.9	63.9
Gross profit	42.1	36.1
Operating expenses:
Selling, general and administrative	36.0	59.8
Research and development	18.6	25.4
Total operating expenses	54.6	85.2
Loss from operations	(12.5)%	(49.1)%

Net Sales:

Our net sales by product line as a percentage of total sales for 2010 and 2009 were as follows:
	2010	2009
Test handler products	61%	48%
Reliability test equipment products	22	17
Change kits and spare parts	17	35
Total	100%	100%

Net sales were $16.3 million in 2010 compared with $8.6 million in 2009, an 88% increase. Equipment sales increased significantly in 2010 as a result of improved economic conditions and a semiconductor industry recovery that began in the second half of 2009 and continued into 2010.  Net sales of test handlers were $10.0 million in 2010 compared with $4.1 million in 2009, an increase of 141%. Net sales of reliability test equipment were $3.5 million in 2010 compared with $1.5 million in 2009, an increase of 142%. Net sales of change kits and spare parts were $2.8 million in 2010 compared with $3.1 million in 2009, a decrease of 10%. The decrease in sales of change kits and spare parts resulted primarily from relatively high demand for these items in the second half of 2009 as our customers moved to increase the utilization of their existing equipment as business conditions improved. In fiscal year 2010, sales of change kits and spare parts decreased slightly to more normal levels as customers increased purchases of new equipment to expand their production capacity as industry conditions continued to improve.

Gross Profit:

Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory write downs, and the utilization of manufacturing capacity associated with varying production levels. Gross profit was 42.1% of net sales in 2010 compared with 36.1% in 2009. Our gross margin increased in 2010 primarily due to significant efficiencies associated with the 88% increase in net sales over the prior year, partially offset by a less favorable product mix and higher charges for excess and obsolete inventories. Test handler sales, which are generally lower margin sales than our other product lines, represented 61% of total net sales in 2010 compared with 48% in 2009. Reliability test equipment sales represented 22% of total net sales in 2010 compared with 17% of net sales in 2009 and sales of change kits and spare parts represented 17% of net sales in 2010 compared with 35% in 2009. Charges for excess and obsolete inventories amounted to $0.4 million and $0.2 million in 2010 and 2009, respectively. The charges in 2010 resulted primarily from product design changes in 2010 and anticipated changes in future product sales mix in favor of newer products. The mix of discounted sales to distributors was comparable in 2010 and 2009, representing 29% and 26% of total net sales, respectively.

Selling, General and Administrative Expenses:

Selling, general and administrative, or SG&A, expenses consist primarily of employee compensation and related costs, sales commissions, travel, warranty and no-charge equipment improvement costs. SG&A expenses were $5.9 million in 2010 compared with $5.2 million in 2009, an increase of 13%. Employee compensation increased $0.2 million in 2010 in part because employee wages that had been at reduced levels during the economic and industry downturn in 2009 were restored in 2010. Commissions and travel expenses increased $0.4 million and $0.2 million, respectively, as a result of significantly increased sales and service activity. In addition, SG&A expenses included a charge of $0.6 million related to deferred compensation retirement benefits approved by our Compensation Committee in November 2010 for our then chief executive officer and our current chief administrative officer. This charge was partially offset by a credit of $0.2 million that had been recorded in March 2010 related to the settlement of a legal dispute with a former subtenant. In 2009, we recorded a $0.4 million charge to reserve for a loss on the sublease contract with this subtenant, and we were able to recover a portion of our reserved losses in 2010. See notes 6 and 8 to our consolidated financial statements for more information related to these unusual items.

Research and Development Expenses:

Research and development expenses were $3.0 million in 2010 compared with $2.2 million in 2009, an increase of 38%. Employee compensation, contract services, and materials costs increased $0.2 million, $0.4 million, and $0.2 million, respectively. Employee compensation increased in part because employee wages that had been at reduced levels during the economic and industry downturn in 2009 were restored in 2010. Contract services and materials expenses increased in 2010 over 2009 levels as we accelerated development activities for both our test handler and reliability test equipment product lines. Research and development expenses represented 18.6% of total net sales in 2010 compared with 25.4% of total net sales in 2009. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues as was the case in 2010 and 2009.

Interest Income, Net:

Interest income, net, amounted to approximately $71,000 and $135,000 in 2010 and 2009, respectively. These amounts consisted primarily of interest income from the investment of excess funds. The decrease in interest income in 2010 reflects generally declining short-term interest rates and lower average invested cash balances.

Income Tax Benefit (Expense):

We recorded an income tax benefit of $57,000 in 2010 related to a carryback claim filed in 2010 for a refund of federal alternative minimum taxes paid in prior years. We recorded income tax expense of $2.6 million in 2009, which resulted primarily from reestablishing a full valuation allowance on our deferred tax assets. See Note 12 to our consolidated financial statements for a full discussion of our income tax benefit (expense), valuation allowance and other income tax matters.

Financial Condition, Liquidity and Capital Resources:

Cash and cash equivalents increased by approximately $0.6 million in the year ended December 31, 2010. We generated $0.2 million of cash from operating activities, which included our net loss of $1.9 million, offset by $1.0 million in non-cash expenses and $1.2 million in working capital changes. Non-cash expenses included depreciation expense of $0.1 million, share-based compensation expense of $0.5 million, and inventory obsolescence charges of $0.4 million. Working capital changes contributing to cash consisted primarily of a $1.3 million decrease in accounts receivable and a $0.3 million net increase in other accrued liabilities, partially offset by a $0.3 million increase in inventories and a $0.2 million decrease in accounts payable. Accounts receivable decreased due to a significant decrease in net sales in the fourth quarter of 2010 compared with the fourth quarter of 2009. The net increase in other accrued liabilities includes $0.6 million in accrued retirement benefits partially offset by slight decreases in accrued commissions, warranty and health insurance costs. Inventories increased primarily to support customer evaluations and initial shipments anticipated for our new VMAX test handler. Accounts payable decreased as we reduced expenses and inventory purchases in response to a reduction in net sales in the fourth quarter of 2010. Net cash flows from investing activities were not significant in fiscal year 2010. Net cash provided by financing activities in 2010 consisted of $0.3 million in net proceeds from employee stock option exercises.

Cash and cash equivalents decreased by approximately $2.2 million in the year ended December 31, 2009. We used $2.2 million of cash to fund operating activities, which included our net loss of $6.7 million, partially offset by $3.5 million of non-cash expenses and $1.0 million in working capital changes. Non-cash expenses included depreciation expense of $0.1 million, share-based compensation expense of $0.6 million, deferred income taxes of $2.6 million and inventory obsolescence charges of $0.2 million. Working capital changes contributing to cash consisted primarily of a $1.5 million decrease in inventories, partially offset by a $0.6 million increase in accounts receivable. Inventories decreased primarily due to significantly reduced inventory purchases in 2009 compared with 2008 in response to lower sales levels. Accounts receivable increased primarily because shipments in the fourth quarter of 2009 were concentrated in the latter part of the period. Net cash flows from investing activities and financing activities were not significant in fiscal year 2009.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash and cash equivalents of $10.0 million at December 31, 2010 will be sufficient to meet capital expenditure and working capital requirements at least through 2011. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement.  The credit agreement expires in December 2011. As discussed above, Aetrium has been impacted by an industry slowdown that began in the fourth quarter of 2010 and has continued into early 2011.  Although we believe industry conditions will improve during 2011, there can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements that requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and had no impact on our consolidated financial position or results of operations. Disclosure requirements regarding activity in Level 3 investments will become effective for Aetrium at the beginning of fiscal year 2011 and are not expected to impact our consolidated financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated to separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is effective for Aetrium in the first quarter of fiscal year 2011. The implementation of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011. The implementation of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting:

Aetrium’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our chief executive officer, our chief administrative officer and our treasurer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

Directors of the Registrant

The information under the captions “Election of Directors —Information About Nominees” and “Election of Directors—Additional Information About the Board and Its Committees” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Executive Officers of the Registrant

The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Identification of Audit Committee; Audit Committee Financial Experts

The information under the caption “Audit Committee Report – Membership and Role of the Audit Committee” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

The information under the caption “Code of Ethics” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information under the captions “Election of Directors — Compensation of Non-Employee Directors” and “Executive Compensation and Other Benefits” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2010:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	1,895,437	$2.38	260,853

Equity compensation plans not approved by security holders	None	Not applicable	None

Total	1,895,437	$2.38	260,853

____________________________

(1)	The Aetrium Incorporated 2003 Stock Incentive Plan is the only equity compensation plan approved by security holders.

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

The information under the captions “Election of Directors—Additional Information About the Board and Its Committees” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services and the audit committee’s pre-approval polices and procedures under the captions “Independent Registered Public Accounting Firm—Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm—Pre-approval Policies and Procedures” in our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.  Financial Statements of Registrant.

The following Consolidated Financial Statements of Aetrium Incorporated and the Independent Registered Public Accounting Firm’s Report thereon are included herein:

Description	Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Statements of Operations	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Changes in Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 – F-17

(a) 2.  Financial Statement Schedule of Registrant.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3.  Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

If you were one of our shareholders on March 23, 2011 and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109, Attn.: Shareholder Relations.

The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b):

1.	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (filed herewith electronically as Exhibit 10.3).

3.	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

4.	Form of Amendments to Change of Control Agreement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007) (File No. 0-22166).

5.	Sales Incentive Program (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

6.	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007) (File No. 0-22166).

7.	Letter Agreement with Joseph C. Levesque dated November 17, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2010) (File No. 0-22166).

8.	Letter Agreement with Douglas L. Hemer dated November 17, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2010) (File No. 0-22166).

FINANCIAL STATEMENTS OF REGISTRANT

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aetrium Incorporated

We have audited the accompanying consolidated balance sheets of Aetrium Incorporated (a Minnesota corporation) and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2010.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetrium Incorporated and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON LLP

Minneapolis, Minnesota
March 30, 2011

AETRIUM INCORPORATED
Consolidated Statements of Operations

Year Ended December 31,	2010	2009
Net sales	$16,257,902	$8,648,515
Cost of goods sold	9,412,992	5,527,531
Gross profit	6,844,910	3,120,984
Operating expenses:
Selling, general and administrative	5,852,593	5,168,783
Research and development	3,021,784	2,195,026
Total operating expenses	8,874,377	7,363,809
Loss from operations	(2,029,467)	(4,242,825)
Interest income, net	70,720	135,449
Loss before income taxes	(1,958,747)	(4,107,376)
Income tax benefit (expense)	57,000	(2,621,000)
Net loss	$(1,901,747)	$(6,728,376)

Loss per share – basic and diluted	$(0.18)	$(0.63)

Weighted average common shares outstanding – basic and diluted	10,713,000	10,599,000

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Balance Sheets

December 31,	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,032,660	$9,475,871
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $40,000 at December 31, 2010 and 2009, respectively	862,516	2,114,109
Inventories	7,381,986	7,472,261
Other current assets	67,108	233,548
Total current assets	18,344,270	19,295,789

Property and equipment:
Furniture and fixtures	521,450	521,450
Equipment	1,240,224	1,177,785
Less accumulated depreciation and amortization	(1,663,856)	(1,601,398)
Property and equipment, net	97,818	97,837

Other asset	41,067	—

Total assets	$18,483,155	$19,393,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$502,148	$707,310
Accrued compensation	361,013	268,269
Other accrued liabilities	353,541	400,600
Total current liabilities	1,216,702	1,376,179

Noncurrent accrued liabilities	376,700	—

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 and 10,605,631 shares issued and outstanding at December 31, 2010 and 2009, respectively	10,781	10,606
Additional paid-in capital	65,085,003	64,311,125
Accumulated deficit	(48,206,031)	(46,304,284)
Total shareholders’ equity	16,889,753	18,017,447
Total liabilities and shareholders’ equity	$18,483,155	$19,393,626

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Changes in Shareholders’ Equity

Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Shares	Amount

Balance, December 31, 2008	10,598,131	$10,598	$63,665,060	$(39,575,908)	$24,099,750
Exercise of stock options	7,500	8	16,736	—	16,744
Share-based compensation expense	—	—	629,329	—	629,329
Net loss	—	—	—	(6,728,376)	(6,728,376)
Balance, December 31, 2009	10,605,631	10,606	64,311,125	(46,304,284)	18,017,447
Exercise of stock options	363,084	363	820,437	—	820,800
Repurchase of shares in connection with exercise of stock options	(187,264)	(188)	(547,235)	—	(547,423)
Share-based compensation expense	—	—	500,676	—	500,676
Net loss	—	—	—	(1,901,747)	(1,901,747)
Balance, December 31, 2010	10,781,451	$10,781	$65,085,003	$(48,206,031)	$16,889,753

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31,	2010	2009
Cash flows from operating activities:
Net loss	$(1,901,747)	$(6,728,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,458	70,243
Share-based compensation expense	500,676	629,329
Deferred income taxes	—	2,616,000
Provision for bad debts	(10,000)	—
Provision for excess and obsolete inventories	423,000	155,000
Changes in assets and liabilities:
Accounts receivable	1,261,593	(574,764)
Inventories	(332,725)	1,534,579
Other current assets	55,246	99,816
Other assets	(41,067)	1,761
Trade accounts payable	(205,162)	136,086
Accrued compensation	92,744	(18,106)
Other accrued liabilities	329,641	(160,133)
Net cash provided by (used in) operating activities	234,657	(2,238,565)
Cash flows from investing activities:
Purchase of property and equipment	(62,439)	(25,396)
Collection of note receivable	111,194	105,804
Net cash provided by investing activities	48,755	80,408
Cash flows from financing activities:
Proceeds from exercise of stock options	314,605	16,744
Repurchase of shares in connection with exercise of stock options	(41,228)	—
Payments on long-term debt	—	(11,678)
Net cash provided by financing activities	273,377	5,066
Net increase (decrease) in cash and cash equivalents	556,789	(2,153,091)
Cash and cash equivalents at beginning of year	9,475,871	11,628,962
Cash and cash equivalents at end of year	$10,032,660	$9,475,871

Supplemental cash flow information:
Cash paid for:
Interest	$—	$948
Income taxes	$3,209	$1,004

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

Fair Value of Financial Instruments: The carrying amounts of financial instruments, including cash equivalents, accounts receivable, other current assets, trade accounts payable, accrued expenses and other current liabilities approximate fair value due to the short term maturities of these instruments.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. At December 31, 2009, cash equivalents included investments in certificates of deposit (CDs) of $4.0 million. In accordance with ASC 820, “Fair Value Measurements and Disclosures,” CDs are classified as held-to-maturity Level 2 investments for which fair value is based on observable inputs other than quoted prices in active markets. We recorded our CDs at cost, which at December 31, 2009, approximated fair value. We maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts:  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is our best estimate of losses that may result from uncollectable accounts receivable.  We determine the allowance based primarily on an analysis of individual accounts.  We also evaluate the collectability of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories:  Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. We adjust our inventories for estimated excess and obsolete items by reducing their carrying values to estimated realizable value based upon assumptions about future product demand and market conditions.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Property and Equipment:  Furniture, fixtures and equipment are recorded at cost and are depreciated using the double declining balance method over estimated useful lives ranging from three to seven years.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts.  Depreciation expense was $0.1 million for the each of the years ended December 31, 2010 and 2009.  Maintenance and repairs are charged to expense as incurred.

Valuation of Long-Lived Assets:  Aetrium reviews its long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. There were no impairment charges during the years ended December 31, 2010 and 2009.

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

Advertising Costs:  Advertising costs are expensed as incurred and were immaterial for each of the years ended December 31, 2010 and 2009.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Warranty Costs:  Our products are sold with warranty periods that vary by item and range up to two years.  Estimated warranty costs are accrued in the period that the related revenue is recognized. The following table summarizes product warranty expense accruals and settlements for the two years ended December 31, 2010 (in thousands):

	Accrual balance at beginning of year	Accruals for warranties	Settlements made	Accrual balance at end of year
2009	$115	$29	$(62)	$82
2010	82	85	(103)	64

Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 6.

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

Loss Per Common Share: Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive. As of December 31, 2010 and 2009, there were 1,895,437 and 1,721,521 stock options outstanding, respectively, that could have potentially impacted diluted income per share.

Share-Based Compensation:  We accounted for share-based compensation in accordance with the provisions of ASC 718, “Compensation – Stock Compensation,” which requires the measurement and

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

recognition of all share-based compensation under the fair value method.  See Note 10 for additional information regarding share-based compensation and our stock incentive plan.

NOTE 3: NOTE RECEIVABLE

In connection with the sale of our Dallas, Texas operations to WEB Technology, Inc. (WEB) in 2006, we received a promissory note from WEB. The note balance was $26,179 and $137,373 at December 31, 2010 and 2009, respectively, which amounts are included in the caption “Other current assets” in our consolidated balance sheet.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements that requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and had no impact on our consolidated financial position or results of operations. Disclosure requirements regarding activity in Level 3 investments will become effective for Aetrium at the beginning of fiscal year 2011 and are not expected to impact our consolidated financial position or results of operations.

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated to separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is effective for Aetrium in the first quarter of fiscal year 2011. The implementation of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011. The implementation of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 5: INVENTORIES

Inventories are comprised of the following (in thousands):

December 31,	2010	2009
Purchased parts and completed subassemblies	$4,004	$4,550
Work-in-process	2,190	896
Finished goods, including saleable demonstration equipment	1,164	2,026
Equipment shipped, subject to revenue deferral	24	—
Total inventories	$7,382	$7,472

We recorded charges for excess and obsolete inventories of $423,000 and $155,000 in fiscal years 2010 and 2009, respectively. Our reserve for excess and obsolete inventories was $1.3 million and $0.9 million at December 31, 2010 and 2009, respectively.

NOTE 6: OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2010	2009
Accrued commissions	$12	$59
Accrued warranty	64	82
Accrued retirement benefits – current portion	207	—
Accrued health insurance benefits	—	79
Subtenant deposits	—	21
Other	71	160
Total other accrued liabilities	$354	$401

In November 2010, our Compensation Committee approved arrangements to provide retirement benefits for our then chief executive officer and our current chief administrative officer. Based on the terms of these agreements, we recorded a deferred compensation charge of $588,000, which is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2010.  As of December 31, 2010 accrued retirement benefits amounted to $583,628 of which $206,928 was classified as a current liability and $376,700 was classified as a noncurrent liability.

NOTE 7: CREDIT AGREEMENT

Aetrium has a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million and bears interest at the prime rate plus 1.0% with a minimum interest rate of 4.5%. The agreement is collateralized by substantially all of our assets and expires in December 2011.  Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement. At December 31, 2010 and 2009, there were no borrowings under line of credit agreements.

NOTE 8: LEGAL SETTLEMENT

In 2000, we vacated a leased facility in Poway, California for which the lease term ended on January 31, 2010. From 2006 through the end of the lease term, a portion of the facility was subleased to a party that

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

defaulted on its sublease agreement with us during fiscal year 2009 for non-payment of rents. In September 2009, we filed a legal action against the subtenant in the State of California to recover amounts owed to us. During the fourth quarter of 2009, the subtenant vacated the facility. As of December 31, 2009 the receivable from the subtenant for past-due rents and related costs amounted to $318,000. In late March 2010, we reached an accord with the subtenant under which we agreed to settle our claim for a cash payment of $175,000 if received by April 21, 2010. The settlement agreement provided if we did not receive the cash payment by that date, we would be awarded a default judgment against the subtenant in the amount of approximately $423,000. At the time of the settlement, we determined that there was substantial doubt as to whether the subtenant would make the agreed upon cash payment or that we would be able to collect any amount on a default judgment if awarded. Therefore, we recorded a charge of $318,000 to fully reserve the receivable balance at December 31, 2009. In addition, we recorded a charge of $54,000 for the unpaid January 2010 rent and estimated related costs we expected to incur. The total charge of $372,000 is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2009.

On April 21, 2010, we received the $175,000 payment from the subtenant. Based on the receipt of this payment, we reduced the receivable loss reserve by this amount. In addition, we reduced a related accrual for estimated legal costs by $15,000. A credit of $190,000 related to this settlement is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2010.

NOTE 9: LEASE OBLIGATIONS

We lease our facility in North St. Paul, Minnesota from a limited liability company controlled by a shareholder of Aetrium.  The shareholder is neither a director nor officer of Aetrium, and, to our knowledge, does not own more than five percent of our common stock. In August 2010, we entered into an agreement to extend our lease that was scheduled to expire in January 2011. The new agreement provides for a five year term beginning September 1, 2010 and includes base rents that average $21,943 per month over the term of the lease, including $21,734 per month for the first three years with slight increases in the fourth and fifth years. The agreement expires on August 31, 2015, at which time we have an option to extend the lease for an additional five-year term. In connection with the lease renewal, we agreed to pay a third-party consulting fee obligation of the lessor in exchange for reduced rent payments. The $56,000 payment was recorded as a prepaid expense and is being amortized to rent expense over the term of the lease. As of December 31, 2010, the prepaid rent balance was $52,267, of which $11,200 is included in “Other current assets” and the remaining $41,067 is classified as “Other asset” in our consolidated balance sheet.

As of December 31, 2010, future minimum annual lease payments under operating leases were as follows (in thousands):

2011	$270
2012	261
2013	262
2014	266
2015	180
Total minimum lease payments	$1,239

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):
Year ended Dec. 31,	2010	2009
Paid to company controlled by shareholder	$276	$291
Paid to others	80	547
Sublease/assigned lease income	(25)	(403)
Total net rent expense	$331	$435

NOTE 10: STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

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

The following table summarizes activity under the Plan for the year ended December 31, 2010:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2010	1,721,521	$2.34
Granted	610,000	2.41
Exercised	(363,084)	2.26
Forfeited	(21,459)	2.27
Expired	(51,541)	2.26
Outstanding, December 31, 2010	1,895,437	$2.38	2.4 years	$84

Options at December 31, 2010:
Exercisable and expected to become exercisable	1,857,528	$2.38	2.4 years	$83

Exercisable	1,160,282	$2.40	1.4 years	$51

The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the difference between Aetrium’s closing stock price on December 31, 2010 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on December 31, 2010. The aggregate intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was approximately $269,000 and $1,000, respectively.  Total compensation

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

expense recognized for options vested during the years ended December 31, 2010 and 2009 was approximately $501,000 and $629,000 respectively.

During fiscal year 2010, in connection with certain stock option exercises, employees surrendered 173,307 shares ($506,195 fair market value) and 13,957 shares ($41,228 fair market value) of common stock as payment for the exercise prices and related withholding tax obligations, respectively, of such options.

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

Using the Black-Scholes option valuation model, the weighted-average fair value of options granted in 2010 and 2009 was determined to be $0.90 and $0.46, respectively.  Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted were as follows:

Year ended December 31,	2010	2009
Expected dividend yield	0%	0%
Expected stock price volatility	50%	48%
Risk-free interest rate	1.2%	1.2%
Expected life of options (years)	3.5	3.5

In May 2009, Aetrium shareholders approved the re-pricing of certain outstanding stock options that had been previously granted pursuant to the Plan. The modified options were held by 48 option holders, including Aetrium officers, directors and employees. A total of 1,536,249 options with exercise prices ranging from $3.095 to $4.33 per share were modified to provide for exercise prices ranging from $2.2175 to $2.34 per share. The new exercise prices were determined based on a formula tied to the fair market value of our common stock on the modification date, which was $1.34 per share. The incremental fair value of the option modifications, using the Black-Scholes valuation model, was determined to be approximately $117,000.  Of this amount, approximately $63,000 was related to vested options and was expensed on the modification date. The remaining expense is being recognized over the remaining vesting periods of the applicable options.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

Year ended December 31,	2010	2009
Cost of goods sold	$70	$90
Selling, general and administrative	330	423
Research and development	101	116
Total share-based compensation expense	$501	$629

As of December 31, 2010, we had approximately $0.7 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.9 years.

NOTE 11: EMPLOYEE SAVINGS 401(k) PLAN

Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age.  Our contributions to the savings plan are at the discretion of management.  We contributed $26,893 to the plan in 2010 and made no contributions in 2009.

NOTE 12: INCOME TAXES

Income tax expense (benefit) consists of the following components (in thousands):

Year ended December 31,	2010	2009
Current tax expense (benefit):
Federal	$(57)	$—
State	—	5
Total current expense (benefit)	(57)	5
Deferred tax expense:
Federal	—	2,471
State	—	145
Total deferred expense	—	2,616
Total income tax expense (benefit)	$(57)	$2,621

A reconciliation of income tax expense (benefit) computed using the federal statutory rate to the income tax expense (benefit) in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2010	2009
Tax computed at federal statutory rate	$(666)	$(1,397)
State taxes, net of federal benefit	(14)	(66)
Increase (decrease) in tax from:
Business meals and entertainment	8	13
Tax credits	(114)	—
Valuation allowance change	731	4,064
Other, net	(2)	7
Total income tax expense (benefit)	$(57)	$2,621

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Deferred tax assets are comprised of the following (in thousands):

December 31,	2010	2009
Accounts receivable	$11	$15
Inventories	546	389
Employee compensation and benefits	899	622
Amortization of intangibles	126	327
NOL and tax credit carryforwards	24,842	24,169
Warranty accrual	23	30
Reserve for loss on sublease contract	—	134
Other, net	27	57
Deferred tax assets	$26,474	$25,743
Less, valuation allowance	(26,474)	(25,743)
Net deferred tax assets	$—	$—

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

At December 31, 2009, we assessed our ability to realize our deferred tax assets and the amount of our valuation allowance. We determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position at that date under the guidance provided in ASC 740.  Therefore, we determined that our valuation allowance should be increased to $25.7 million to fully reserve our deferred tax assets at December 31, 2009. As a result of our loss in fiscal year 2010, we determined that we should continue to maintain a full reserve against our deferred tax assets. Accordingly, we increased our valuation allowance to $26.5 million at December 31, 2010. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Aetrium has federal net operating loss carryforwards of approximately $68 million that will begin to expire in 2020 if not utilized.  We also have state net operating loss carryforwards of approximately $23 million that will expire at various times, beginning in 2011, if not utilized.  We also have federal and state research tax credit and alternative minimum tax credit carryforwards of approximately $1.4 million that will expire at various times, beginning in 2013, if not utilized.  The utilization of net operating loss carryforwards and research tax credit carryforwards may be subject to annual limitations in the event of future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code. Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises.  The amount of windfall tax benefit recognized in additional paid-in capital is limited to the

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

amount of benefit realized currently in income taxes payable. As of December 31, 2010, Aetrium had suspended additional paid-in capital credits of $1.3 million related to windfall tax deductions. Upon realization of the net operating loss carryforwards from such windfall tax deductions, we would record a benefit of up to $1.3 million in additional paid-in capital.

We assessed our income tax positions at December 31, 2010 and 2009 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

Aetrium is subject to income tax examinations in the U.S. federal and certain state jurisdictions.  There are currently no income tax examinations in progress.  Federal and state income tax returns are subject to review for fiscal years 2007 through 2010.

NOTE 13: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2010	2009
Test handler products	61%	48%
Reliability test equipment products	22	17
Change kits and spare parts	17	35
Total	100%	100%

All of our long-lived assets are located in the United States. Sales by geographic area based on product shipment destination were as follows (in thousands):

Year ended December 31,	2010	2009
United States	$1,936	$1,317
Thailand	6,589	2,661
Philippines	1,737	2,187
Korea	1,714	597
Malaysia	1,299	300
Singapore	1,263	944
China	641	2
Other foreign countries	1,079	641
Total	$16,258	$8,649

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Sales to customers comprising more than 10% of our total net sales and accounts receivable from customers comprising more than 10% of our total accounts receivable are summarized below:

	Percent of total sales for year ended December 31,		Percent of total accounts receivable as of December 31,
	2010	2009	2010	2009
Customer A	38%	58%	29%	60%
Customer B	23%	20%	*	35%
Customer C	11%	*	*	*
Customer D	*	*	45%	*
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

AETRIUM INCORPORATED
Date: March 30, 2011	By: /s/ John J. Pollock
John J. Pollock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ John J. Pollock	President and Chief Executive Officer
John J. Pollock	(principal executive officer)

/s/ Paul H. Askegaard	Treasurer
Paul H. Askegaard	(principal financial and accounting officer)

Directors:

/s/ Joseph C. Levesque	Chairman of the Board
Joseph C. Levesque

/s/ Darnell L. Boehm	Director
Darnell L. Boehm

/s/ Terrence W. Glarner	Director
Terrence W. Glarner

/s/ Daniel A. Carr	Director
Daniel A. Carr

/s/ Charles B. Westling	Director
Charles B. Westling

/s/ John J. Pollock	Director
John J. Pollock

/s/ Douglas L. Hemer	Director
Douglas L. Hemer

AETRIUM INCORPORATED

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Item No.	Item	Method of Filing
3.1	Our Restated Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

3.2	Amendment to Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to our Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).

3.3	Our Bylaws, as amended.	Incorporated by reference to Exhibit 3.1 to our Form 8-K dated October 20, 2009 (File No. 0-22166).

4.1	Specimen Form of our Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between W.H. Pomerado, LLC and us, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.2	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.3	Form of Non-Statutory Stock Option Agreement	Filed herewith electronically.

10.4	Form of Change of Control Agreement.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.5	Form of Amendments to Change of Control Agreement	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).

10.6	Sales Incentive Program.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.7	Commercial Lease dated August 20, 2010 between Triple Shot, LLC and us.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-22166).

E - 1

10.8	Asset Purchase Agreement, dated December 28, 2006, between WEB Technology, Inc. and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2007 (File No. 0-22166).

10.9	Executive Officer Profit Sharing Program.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007 (File No. 0-22166).

10.10	Business Loan Agreement, dated December 3, 2009, between Bremer Bank and us.	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22166).

10.11	Note, dated December 10, 2010, issued by us to Bremer Bank.	Filed herewith electronically.

10.12	Letter Agreement with Joseph C. Levesque dated November 17, 2010	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2010 (File No. 0-22166).

10.13	Letter Agreement with Douglas L. Hemer dated November 17, 2010	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2010 (File No. 0-22166).

14.1	Code of Business Conduct and Ethics.	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).

23.1	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.2	Certification of Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.3	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

E - 2

SCHEDULE II

Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(in thousands)

Description	Balance at beginning of year	Additions	Deductions credited to costs and expenses	Balance at end of year

2009	$40	$0	$0	$40
2010	40	0	(10)	30

S - 1