Form 10-Q
period 2011-03-31
AETRIUM INC
filed 2011-05-09
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on May 4, 2011	10,781,451

AETRIUM INCORPORATED

INDEX

Page
PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010	5

	Notes to unaudited condensed consolidated financial statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 4.	Controls and Procedures	13

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES	15

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

ASSETS

	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$7,789	$10,033
Accounts receivable, net	1,244	862
Inventories	8,900	7,382
Other current assets	74	67
Total current assets	18,007	18,344

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,241	1,241
	1,762	1,762
Less accumulated depreciation and amortization	(1,679)	(1,664)
Property and equipment, net	83	98

Other asset	38	41

Total assets	$18,128	$18,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$818	$502
Accrued compensation	260	361
Other accrued liabilities	433	353
Total current liabilities	1,511	1,216

Noncurrent accrued liabilities	344	377

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,198	65,085
Accumulated deficit	(48,936)	(48,206)
Total shareholders' equity	16,273	16,890

Total liabilities and shareholders' equity	$18,128	$18,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010

Net sales	$1,860	$4,618
Cost of goods sold	821	2,622
Gross profit	1,039	1,996

Operating expenses:
Selling, general and administrative	1,179	1,114
Research and development	603	696
Total operating expenses	1,782	1,810

Income (loss) from operations	(743)	186
Interest income	13	16
Income (loss) before income taxes	(730)	202
Income taxes	—	—
Net income (loss)	$(730)	$202

Income (loss) per share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02

Weighted average common shares outstanding:
Basic	10,781	10,615
Diluted	10,781	10,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(730)	$202
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	15	13
Share-based compensation expense	113	145
Changes in assets and liabilities:
Accounts receivable	(382)	(1,347)
Inventories	(1,518)	105
Other current assets	(33)	(136)
Other asset	3	—
Trade accounts payable	316	724
Accrued compensation	(101)	115
Other accrued liabilities	47	(54)
Net cash used in operating activities	(2,270)	(233)

Cash flows from investing activities:
Purchase of property and equipment	—	(15)
Collection of note receivable	26	27
Net cash provided by investing activities	26	12

Cash flows from financing activities:
Proceeds from exercise of stock options	—	56
Net cash provided by financing activities	—	56

Net decrease in cash and cash equivalents	(2,244)	(165)

Cash and cash equivalents at beginning of period	10,033	9,476

Cash and cash equivalents at end of period	$7,789	$9,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

2.	INCOME (LOSS) PER COMMON SHARE

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

	Three months ended March 31,
	2011	2010

Weighted average common shares outstanding, basic	10,781	10,615
Dilutive stock options	—	116
Weighted average common shares outstanding, diluted	10,781	10,731

For the three month period ended March 31, 2011, all stock options were excluded from the diluted computation because they would be antidilutive given the net loss recognized in that period. For the three month period ended March 31, 2010, options to purchase approximately 163,000 common shares were excluded from the diluted computation because their exercise prices exceeded the average market value of our common stock for the period and they would therefore be antidilutive to income per share. As of March 31, 2011, there were 1,886,784 stock options outstanding that could have potentially impacted diluted income per share.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements that requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and the disclosure requirements regarding activity in Level 3 investments became effective for Aetrium in the first quarter of fiscal year 2011. The implementation of this authoritative guidance had no impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated to separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for Aetrium in the first quarter of fiscal year 2011 and its implementation did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This guidance became effective for Aetrium in the first quarter of fiscal year 2011 and its implementation did not have a material impact on our consolidated financial position or results of operations.

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010

Purchased parts and completed subassemblies	$4,172	$4,004
Work-in-process	2,883	2,190
Finished goods, including saleable demonstration equipment	1,197	1,164
Equipment shipped, subject to revenue deferral	648	24
Total inventories	$8,900	$7,382

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010

Accrued commissions	$82	$12
Accrued retirement benefits – current portion	134	207
Accrued warranty	48	64
Accrued taxes, other than income	109	22
Other	60	48
Total other accrued liabilities	$433	$353

In November 2010, the Compensation Committee of our Board of Directors approved arrangements to provide retirement benefits for our then chief executive officer and our current chief administrative officer. Accrued retirement benefits amounted to approximately $478,000 ($134,000 current, $344,000 noncurrent) at March 31, 2011 and $584,000 ($207,000 current, $377,000 noncurrent) at December 31, 2010.  The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Noncurrent accrued liabilities” in our consolidated balance sheet.

Changes in accrued warranty are summarized below (in thousands):

	Three months ended March 31,
	2011	2010
Accrual balance, beginning of period	$64	$82
Accruals for warranties - included in selling, general and administrative expenses	8	49
Settlements made	(24)	(41)
Accrual balance, end of period	$48	$90

6.	LEGAL SETTLEMENT

In March 2010, we settled a legal action we had filed against a subtenant of our former leased facility in Poway, California for nonpayment of rents. The settlement agreement provided that the subtenant pay us $175,000 in cash, which we received in April 2010. In addition, we reduced a related accrual for estimated legal costs by $15,000. We recorded a credit of $190,000 related to this settlement, which amount is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the three months ended March 31, 2010.

7.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	1,895,437	$2.38
Options forfeited	(8,653)	2.33
Outstanding, March 31, 2011	1,886,784	$2.38	2.2 years	$14

Exercisable, March 31, 2011	1,250,796	$2.40	1.3 years	$7

All stock options outstanding at March 31, 2011 are nonqualified options that become exercisable over four years from the grant date and expire five years after the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2011 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2011.

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards. Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2011	2010

Cost of goods sold	$16	$21
Selling, general and administrative	72	98
Research and development	25	26
Total share-based compensation expense	$113	$145

As of March 31, 2011, we had approximately $0.6 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.8 years.

8.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets” in our consolidated balance sheet.  In accordance with Accounting Standards Codification (ASC) 740, “Income Taxes,” we record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded a full valuation allowance in 2009 because we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position at that time under the guidance provided in ASC 740.  We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

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

The worldwide financial crisis and ensuing economic recession during fiscal years 2008 and 2009 led to a significant decrease in the sales of electronic products and one of the most severe downturns ever in our industry. In mid-2009, general economic conditions began to improve and the semiconductor industry began to recover as the demand for ICs increased.

General economic and semiconductor industry business conditions continued to improve in 2010 and IC manufacturers expanded their production capacity. Aetrium’s results generally followed the improving trend of our industry segment. Our net sales increased from $2.7 million in the fourth quarter of 2009 to $4.6 million, $5.0 million and $5.0 million in the first, second and third quarters of 2010, respectively. However, our net sales decreased significantly in the fourth quarter of 2010 due in part to a general slowdown in the semiconductor industry that developed late in the year and also due to significantly lower sales to one of our largest customers. This customer, in addition to being impacted by the industry slowdown, was transitioning from four-site testing to eight-site testing, and we believe its extended eight-site test handler evaluations in the fourth quarter of 2010 resulted in delayed orders from that customer. As a result of these factors, our net sales decreased to $1.7 million in the fourth quarter of 2010.

In the first quarter of 2011, although our orders and shipments increased over the fourth quarter of 2010, we continued to be impacted by the industry slowdown and the transition to eight-site testing by the customer discussed above. Although this customer extended its evaluations of eight-site test handlers to be completed in the second quarter of 2011, it did purchase initial units of our new Vmax eight-site test handler and related equipment in the first quarter. However, we deferred revenue for these initial installations pending customer acceptance. As a result, our recorded net sales amounted to $1.9 million for the quarter ended March 31, 2011.

Some industry forecasters are projecting that business conditions will improve in 2011 as the year progresses. However, there can be no assurance that industry conditions will improve or that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010. There were no changes in such policies during the three months ended March 31, 2011.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2011 were $1.9 million compared with $4.6 million for the same period in 2010, a 60% decrease. Sales of test handlers were $0.1 million in the three months ended March 31, 2011 compared with $3.4 million for the same period in 2010, a decrease of 96%. The decrease was attributable to a continuation of the semiconductor industry slowdown that began in late 2010 and to lower sales to one of our largest customers who is transitioning to eight-site testing and, we believe, delayed purchases of equipment while conducting evaluations of eight-site test handlers. Sales of reliability test equipment products were $1.0 million in the three months ended March 31, 2011 compared with $0.5 million for the same period in 2010, an increase of 80%. Sales of change kits and spare parts were $0.8 million in the three months ended March 31, 2011 compared with $0.7 million for the same period in 2010, an increase of 5%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity associated with varying production levels. Gross profit was 55.9% of net sales in the three months ended March 31, 2011 compared with 43.2% for the same period in 2010. Our gross margin increased in 2011 primarily due to a more favorable product mix, partially offset by reduced efficiencies associated with lower production and net sales levels. Test handlers, which are generally lower margin sales than reliability test equipment and spare parts/change kits, represented 7% of total net sales in the first three months of 2011 compared with 73% of total net sales for the same period in 2010. Reliability test equipment sales represented 53% of total net sales in the first three months of 2011 compared with 12% of total sales for the same period in 2010 and spares/change kit sales represented 40% of total net sales in the first three months of 2011 compared with 15% for the same period in 2010.

Selling, General and Administrative. Selling, general and administrative (S, G and A) expenses for the three months ended March 31, 2011 were $1.2 million compared with $1.1 million for the comparable period in 2010, an increase of 6%. S, G and A expenses for the three months ended March 31, 2010 included a credit of $0.2 million related to the settlement of a legal dispute with a subtenant of our former leased facility in Poway, California. Excluding the credit in 2010, the $0.1 million decrease in S, G and A expenses was attributable to a decrease in commissions and warranty expenses due to lower net sales.

Research and Development. Research and development expenses for the three months ended March 31, 2011 were $0.6 million compared with $0.7 million for the comparable period in 2010, a 13% decrease. The decrease was attributable to a $0.2 million decrease in contract service costs, partially offset by a $0.1 million increase in employee compensation expenses. Research and development expenses represented 32.4% of total net sales for the three month period ended March 31, 2011 compared with 15.1% of total net sales for the comparable period in 2010. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues.

Interest Income. Interest income amounted to $13,000 and $16,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in interest income reflects generally lower interest rates and lower average invested cash balances.

Income Taxes. We recorded no income tax benefit or expense for the three month periods ended March 31, 2011 and 2010. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $2.2 million in the three months ended March 31, 2011. We used $2.3 million of cash to fund operating activities during this period, including our net loss of $0.7 million and $1.7 million in working capital changes, partially offset by $0.1 million in non-cash depreciation and share-based compensation expense. Working capital changes using cash consisted primarily of a $0.4 million increase in accounts receivable and a $1.5 million increase in inventories, partially offset by a $0.3 million increase in accounts payable. Accounts receivable increased due to an increase in net sales in the first quarter of 2011 compared with the fourth quarter of 2010 and because shipments were slightly more concentrated in the latter part of the period. The increase in inventories reflected an increase in inventories related to our new Vmax eight-site test handler to meet anticipated sales demand and demo/evaluation unit requirements for potential new accounts. Accounts payable increased primarily due to increased inventory purchases. Net cash flows from investing and financing activities in the three months ended March 31, 2011 were insignificant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash balance of $7.8 million at March 31, 2011 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement. The agreement expires in December 2011. As discussed above, Aetrium has been impacted by an industry slowdown that began in the fourth quarter of 2010 and continued into early 2011.  Although we believe industry conditions will improve during 2011, there can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results. Also, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements that requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and the disclosure requirements regarding activity in Level 3 investments became effective for Aetrium in the first quarter of fiscal year 2011. The implementation of this authoritative guidance had no impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued authoritative guidance for revenue recognition with multiple deliverables. This authoritative guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated to separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This guidance became effective for Aetrium in the first quarter of fiscal year 2011 and its implementation did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This guidance became effective for Aetrium in the first quarter of fiscal year 2011 and its implementation did not have a material impact on our consolidated financial position or results of operations.

Item 4.	Controls and Procedures

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

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

AETRIUM INCORPORATED
(Registrant)

Date: May 9, 2011	By:	/s/ John J. Pollock
John J. Pollock
President and Chief Executive Officer

Date: May 9, 2011	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)