Form 10-Q
period 2011-06-30
AETRIUM INC
filed 2011-08-03
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on August 5, 2011	10,781,451

AETRIUM INCORPORATED

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	5

	Notes to unaudited condensed consolidated financial statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$7,796	$10,033
Accounts receivable, net	1,202	862
Inventories	8,301	7,382
Other current assets	127	67
Total current assets	17,426	18,344

Property and equipment:
Furniture and fixtures	521	521
Equipment	1,312	1,241
	1,833	1,762
Less accumulated depreciation and amortization	(1,694)	(1,664)
Property and equipment, net	139	98

Other asset	36	41

Total assets	$17,601	$18,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$898	$502
Accrued compensation	335	361
Other accrued liabilities	309	353
Total current liabilities	1,542	1,216

Noncurrent accrued liabilities	313	377

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,270	65,085
Accumulated deficit	(49,535)	(48,206)
Total shareholders' equity	15,746	16,890

Total liabilities and shareholders' equity	$17,601	$18,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$3,319	$5,016	$5,179	$9,634
Cost of goods sold	2,108	2,621	2,929	5,243
Gross profit	1,211	2,395	2,250	4,391

Operating expenses:
Selling, general and administrative	1,193	1,563	2,372	2,677
Research and development	626	813	1,229	1,509
Total operating expenses	1,819	2,376	3,601	4,186

Income (loss) from operations	(608)	19	(1,351)	205
Interest income, net	9	18	22	34
Income (loss) before income taxes	(599)	37	(1,329)	239
Income tax benefit	—	57	—	57
Net income (loss)	$(599)	$94	$(1,329)	$296

Income (loss) per share:
Basic	$(0.06)	$0.01	$(0.12)	$0.03
Diluted	$(0.06)	$0.01	$(0.12)	$0.03

Weighted average common shares outstanding:
Basic	10,781	10,689	10,781	10,652
Diluted	10,781	10,970	10,781	10,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,329)	$296
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30	28
Share-based compensation expense	185	283
Changes in assets and liabilities:
Accounts receivable	(340)	(1,134)
Inventories	(919)	(82)
Other current assets	(86)	(40)
Other asset	5	—
Trade accounts payable	396	872
Accrued compensation	(26)	88
Other accrued liabilities	(108)	(42)
Net cash provided by (used in) operating activities	(2,192)	269

Cash flows from investing activities:
Purchase of property and equipment	(71)	(17)
Collection of note receivable	26	55
Net cash provided by (used in) investing activities	(45)	38

Cash flows from financing activities:
Proceeds from exercise of stock options	—	237
Net cash provided by financing activities	—	237

Net increase (decrease) in cash and cash equivalents	(2,237)	544

Cash and cash equivalents at beginning of period	10,033	9,476

Cash and cash equivalents at end of period	$7,796	$10,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Weighted average common shares outstanding, basic	10,781	10,689	10,781	10,652
Dilutive stock options	—	281	—	199
Weighted average common shares outstanding, diluted	10,781	10,970	10,781	10,851

For the three and six month periods ended June 30, 2011, all stock options were excluded from the diluted computations because they would be antidilutive. For the three and six month periods ended June 30, 2010, 0 and 81,000 options, respectively, were excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to income per share. As of June 30, 2011, there were 1,459,764 stock options outstanding that could have potentially impacted diluted income per share.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for Aetrium in the first quarter of fiscal year 2012 and should be applied retrospectively. The implementation of this guidance is not expected to have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued authoritative guidance for fair value measurements that requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and the disclosure requirements regarding activity in Level 3 investments became effective for Aetrium in the first quarter of fiscal year 2011. The implementation of this authoritative guidance had no impact on our consolidated financial position, results of operations or cash flows.

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

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010

Purchased parts and completed subassemblies	$4,695	$4,004
Work-in-process	501	2,190
Finished goods, including saleable demonstration equipment	2,858	1,164
Equipment shipped, subject to revenue deferral	247	24
Total inventories	$8,301	$7,382

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010

Accrued commissions	$21	$12
Accrued retirement benefits – current portion	165	207
Accrued warranty	55	64
Accrued taxes, other than income	19	22
Other	49	48
Total other accrued liabilities	$309	$353

In November 2010, the Compensation Committee of our Board of Directors approved arrangements to provide retirement benefits for our then chief executive officer and our current chief administrative officer. Accrued retirement benefits amounted to approximately $478,000 ($165,000 current, $313,000 noncurrent) at June 30, 2011 and $584,000 ($207,000 current, $377,000 noncurrent) at December 31, 2010.  The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Noncurrent accrued liabilities” in our consolidated balance sheet.

Changes in accrued warranty are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Accrual balance, beginning of period	$48	$90	$64	$82
Accruals for warranties - included in selling, general and administrative expenses	42	23	50	72
Settlements made	(35)	(26)	(59)	(67)
Accrual balance, end of period	$55	$87	$55	$87

6.	LEGAL SETTLEMENT

In March 2010, we settled a legal action we had filed against a subtenant of our former leased facility in Poway, California for nonpayment of rents. The settlement agreement provided that the subtenant pay us $175,000 in cash. In addition, we reduced a related accrual for estimated legal costs by $15,000. We recorded a credit of $190,000 related to this settlement, which amount is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the six months ended June 30, 2010.

7.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	1,895,437	$2.38
Options forfeited	(27,279)	2.33
Options expired	(408,394)	2.52
Outstanding, June 30, 2011	1,459,764	$2.34	2.4 years	$15

Exercisable, June 30, 2011	904,806	$2.33	1.6 years	$9

All stock options outstanding at June 30, 2011 are nonqualified options that become exercisable over four years from the grant date and expire five years after the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2011 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2011.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Cost of goods sold	$11	$19	$27	$40
Selling, general and administrative	43	93	115	191
Research and development	18	26	43	52
Total share-based compensation expense	$72	$138	$185	$283

As of June 30, 2011, we had approximately $0.5 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.7 years.

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

General economic and semiconductor industry business conditions continued to improve in 2010 and IC manufacturers expanded their production capacity. Aetrium’s results generally followed the improving trend of our industry segment. Our net sales increased from $2.7 million in the fourth quarter of 2009 to $4.6 million, $5.0 million and $5.0 million in the first, second and third quarters of 2010, respectively. However, our net sales decreased significantly in the fourth quarter of 2010 due in part to a general slowdown in the semiconductor industry and also due to significantly lower sales to one of our largest customers. This customer, in addition to being impacted by the industry slowdown, was transitioning from four-site testing to eight-site testing, and we believe its extended eight-site test handler evaluations in the fourth quarter of 2010 resulted in delayed orders from that customer. As a result of these factors, our net sales decreased to $1.7 million in the fourth quarter of 2010.

In the first half of 2011, although our orders and net sales increased over fourth quarter 2010 levels, we continued to be impacted by the industry slowdown and the transition to eight-site testing by the customer discussed above. Although this customer has not yet completed its evaluation of eight-site test handlers, it did purchase some initial units of our new VMAX eight-site test handler and related equipment in the first and second quarters of 2011. We anticipate this customer will complete its evaluations of eight-site test handlers, including our VMAX model, in the third quarter of 2011. Our net sales increased to $1.9 million and $3.3 million in the first and second quarters of 2011, respectively. Net sales for the six months ended June 30, 2011 were $5.2 million compared with $9.6 million for the same period in 2010.

Most industry forecasters are projecting increasing demand for ICs in the second half of 2011, which could lead to capacity purchases of equipment. However, there can be no assurance that industry conditions will improve or that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010. There were no changes in such policies during the six months ended June 30, 2011.

Results of Operations

Net Sales. Net sales for the six months ended June 30, 2011 were $5.2 million compared with $9.6 million for the same period in 2010, a 46% decrease. Net sales for the three months ended June 30, 2011 were $3.3 million compared with $5.0 million for the same period in 2010, a 34% decrease. The decrease in net sales in 2011 was attributable primarily to a significant decrease in sales of test handlers as a result of the semiconductor industry slowdown that began in late 2010 and to lower sales to one of our largest customers. This customer has been transitioning from four-site to eight-site testing during 2010 and 2011 and, we believe, has reduced and/or delayed purchases of equipment while it continues its evaluations of eight-site test handlers. Sales of test handlers were $1.7 million in the six months ended June 30, 2011 compared with $6.5 million for the same period in 2010, a decrease of 73%. Sales of reliability test equipment products were relatively flat, amounting to $1.8 million in the each of the six month periods ended June 30, 2011 and 2010. Sales of change kits and spare parts were $1.7 million in the six months ended June 30, 2011 compared with $1.3 million for the same period in 2010, an increase of 24%. We believe sales of change kits and spare parts increased despite the industry slowdown because some customers have continued to purchase these items to optimize the utilization of existing equipment rather than purchase new equipment or have purchased additional change kits with new equipment orders.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit was 43.4% of net sales in the six months ended June 30, 2011 compared with 45.6% for the same period in 2010. Gross margin decreased in 2011 due to inefficiencies associated with significantly lower production and net sales levels, which was largely offset by a more favorable product mix. Test handlers, which are generally lower margin sales than reliability test equipment and spare parts/change kits, represented 34% of total net sales in the first six months of 2011 compared with 67% for the same period in 2010. Reliability test equipment sales represented 34% of total net sales in the first six months of 2011 compared with 19% for the same period in 2010 and spares/change kit sales represented 32% of total net sales in the first six months of 2011 compared with 14% for the same period in 2010. Gross profit was 36.5% of net sales in the three months ended June 30, 2011 compared with 47.7% for the same period in 2010. Gross margin decreased primarily due to inefficiencies associated with lower production and net sales levels.

Selling, General and Administrative. Selling, general and administrative (S, G and A) expenses for the six months ended June 30, 2011 were $2.4 million compared with $2.7 million for the comparable period in 2010, a decrease of 11%. S, G and A expenses for the six months ended June 30, 2010 included a credit of $0.2 million related to the settlement of a legal dispute with a subtenant of our former leased facility in Poway, California. Excluding the credit in 2010, the $0.5 million decrease in S, G and A expenses was primarily attributable to a $0.4 million decrease in commissions expense on lower net sales and a $0.2 million decrease in sales incentives, employee wages and share-based compensation expense. S, G and A expenses for the three months ended June 30, 2011 were $1.2 million compared with $1.6 million for the comparable period in 2010, a decrease of 24%. The decrease included a $0.3 million decrease in commissions expense on lower net sales and a $0.1 million decrease in employee wages and share-based compensation expense.

Research and Development. Research and development expenses for the six months ended June 30, 2011 were $1.2 million compared with $1.5 million for the comparable period in 2010, a 19% decrease. Decreases in contract service costs and materials of $0.4 million and $0.1 million, respectively, were partially offset by a $0.2 million increase in employee compensation expenses. Research and development expenses for the three months ended June 30, 2011 were $0.6 million compared with $0.8 million for the comparable period in 2010, a 23% decrease. Decreases in contract service costs and materials of $0.2 million and $0.1 million, respectively, were partially offset by a $0.1 million increase in employee compensation expenses. Research and development expenses represented 23.7% of total net sales for the six month period ended June 30, 2011 compared with 15.7% of total net sales for the comparable period in 2010. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues.

Interest Income. Interest income, net, amounted to $22,000 and $34,000 for the six months ended June 30, 2011 and 2010, respectively, and amounted to $9,000 and $18,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease in interest income in 2011 reflects generally lower interest rates and lower average invested cash balances.

Income Taxes. We recorded no income tax benefit or expense for the three and six month periods ended June 30, 2011. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity. We recorded an income tax benefit of $57,000 in the three and six months ended June 30, 2010 related to a carryback claim filed in 2010 for a refund of federal alternative minimum taxes paid in prior years.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $2.2 million in the six months ended June 30, 2011. We used $2.2 million of cash to fund operating activities during this period, including our net loss of $1.3 million and $1.1 million in working capital changes, partially offset by $0.2 million in non-cash depreciation and share-based compensation expense. Working capital changes using cash consisted primarily of a $0.3 million increase in accounts receivable, a $0.9 million increase in inventories, and a $0.1 million decrease in other accrued liabilities, partially offset by a $0.4 million increase in accounts payable. Accounts receivable increased due to an increase in net sales in the second quarter of 2011 compared with the fourth quarter of 2010. The increase in inventories reflected an increase in inventories related to our new VMAX eight-site test handler to meet anticipated sales demand and demo/evaluation unit requirements for potential new accounts. The decrease in other accrued liabilities included $0.1 million in scheduled payments of accrued retirement benefits. Accounts payable increased primarily due to increased inventory purchases in the second quarter of 2011 compared with the fourth quarter of 2010. Net cash flows from investing and financing activities in the six months ended June 30, 2011 were insignificant.

Cash and cash equivalents increased by approximately $0.5 million in the six months ended June 30, 2010. We generated $0.3 million of cash from operating activities during this period. Cash generated from net income of $0.3 million and $0.3 million in non-cash depreciation and share-based compensation expense was partially offset by $0.3 million in working capital changes. Working capital changes using cash consisted primarily of a $1.1 million increase in accounts receivable and a $0.1 million increase in inventories, partially offset by a $0.9 million increase in accounts payable. Net cash flows from investing activities for the six months ended June 30, 2010 were insignificant. Net cash provided by financing activities for the six months ended June 30, 2010 consisted of $0.2 million in net proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash balance of $7.8 million at June 30, 2011 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. Advances under the agreement are at the sole discretion of the bank. Therefore, there can be no assurance that funds will be available to us under the agreement. The agreement expires in December 2011. As discussed above, Aetrium has been impacted by an industry slowdown that began in the fourth quarter of 2010 and continued into the first half of 2011.  Although we believe industry conditions will improve during the second half of 2011, there can be no assurance that changes in semiconductor industry conditions, general domestic and global economic conditions, and/or other factors will not adversely impact Aetrium’s future operating results. Also, as we continue to monitor the industry and customer needs, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for Aetrium in the first quarter of fiscal year 2012 and should be applied retrospectively. The implementation of this guidance is not expected to have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued authoritative guidance for fair value measurements that requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and the disclosure requirements regarding activity in Level 3 investments became effective for Aetrium in the first quarter of fiscal year 2011. The implementation of this authoritative guidance had no impact on our consolidated financial position, results of operations or cash flows.

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

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

AETRIUM INCORPORATED

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: August 3, 2011	By:	/s/ John J. Pollock
John J. Pollock
President and Chief Executive Officer

Date: August 3, 2011	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)