Form 10-Q
period 2011-09-30
AETRIUM INC
filed 2011-11-03
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Number of shares of Common Stock, $.001 par value, outstanding on October 27, 2011	10,781,451

AETRIUM INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	5

	Notes to unaudited condensed consolidated financial statements	6 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$6,264	$10,033
Accounts receivable, net	592	862
Inventories	7,632	7,382
Other current assets	65	67
Total current assets	14,553	18,344

Property and equipment, net	121	98

Other asset	33	41

Total assets	$14,707	$18,483

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$520	$502
Accrued compensation	232	361
Other accrued liabilities	805	353
Total current liabilities	1,557	1,216

Noncurrent accrued liabilities	161	377

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,330	65,085
Accumulated deficit	(52,352)	(48,206)
Total shareholders' equity	12,989	16,890

Total liabilities and shareholders' equity	$14,707	$18,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net sales	$1,459	$4,957	$6,638	$14,591
Cost of goods sold	2,125	2,679	5,054	7,922
Gross profit (loss)	(666)	2,278	1,584	6,669

Operating expenses:
Selling, general and administrative	1,245	1,433	3,617	4,110
Research and development	913	841	2,142	2,350
Total operating expenses	2,158	2,274	5,759	6,460

Income (loss) from operations	(2,824)	4	(4,175)	209
Interest income	7	21	29	55
Income (loss) before income taxes	(2,817)	25	(4,146)	264
Income tax benefit	—	—	—	57
Net income (loss)	$(2,817)	$25	$(4,146)	$321

Income (loss) per share:
Basic	$(0.26)	$0.00	$(0.38)	$0.03
Diluted	$(0.26)	$0.00	$(0.38)	$0.03

Weighted average common shares outstanding:
Basic	10,781	10,764	10,781	10,690
Diluted	10,781	10,844	10,781	10,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,146)	$321
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	51	43
Share-based compensation expense	245	385
Provision for excess and obsolete inventories	1,116	—
Changes in assets and liabilities:
Accounts receivable	270	(1,289)
Inventories	(1,366)	(85)
Other current assets	(24)	21
Other asset	8	(44)
Trade accounts payable	18	876
Accrued compensation	(129)	(26)
Other accrued liabilities	236	30
Net cash provided by (used in) operating activities	(3,721)	232

Cash flows from investing activities:
Purchase of property and equipment	(74)	(43)
Collection of note receivable	26	83
Net cash provided by (used in) investing activities	(48)	40

Cash flows from financing activities:
Proceeds from exercise of stock options	—	273
Net cash provided by financing activities	—	273

Net increase (decrease) in cash and cash equivalents	(3,769)	545

Cash and cash equivalents at beginning of period	10,033	9,476

Cash and cash equivalents at end of period	$6,264	$10,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2010 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

For the three and nine month periods ended September 30, 2011, all stock options were excluded from the diluted computations because they would be antidilutive. For the three and nine month periods ended September 30, 2010, 225,000 and 129,000 options, respectively, were excluded from the diluted computations because their exercise prices exceeded the average market value of our common stock for the periods and they would therefore be antidilutive to income per share. As of September 30, 2011, there were 1,416,470 stock options outstanding that could have potentially impacted diluted income per share.

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

In January 2010, the FASB issued authoritative guidance for fair value measurements that requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures for Level 1 and Level 2 investments became effective for Aetrium in the first quarter of fiscal year 2010 and the disclosure requirements regarding activity in Level 3 investments became effective for Aetrium in the first quarter of fiscal year 2011. The implementation of this authoritative guidance had no impact on our consolidated financial position, results of operations or cash flows.

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

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010

Purchased parts and completed subassemblies	$3,770	$4,004
Work-in-process	961	2,190
Finished goods, including saleable demonstration equipment	2,754	1,164
Equipment shipped, subject to revenue deferral	147	24
Total inventories	$7,632	$7,382

In the third quarter of 2011, due to general economic uncertainties and weakening business conditions in the semiconductor industry that we believed would continue into early 2012, we reviewed the potential impact of an industry slowdown on our sales forecasts and on our ability to fully realize our inventories. We determined that the potential to realize the full value of our inventories for certain of our older gravity test handler products had been reduced. Accordingly, we wrote down the value of these inventories to their estimated net realizable values by increasing our reserve for excess and obsolete inventories by $1.1 million. We recorded a charge for this amount in cost of goods sold in the quarter ended September 30, 2011.

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010

Accrued commissions	$6	$12
Customer deposit	110	—
Accrued severance and related costs	260	—
Accrued retirement benefits – current portion	264	207
Accrued warranty	49	64
Accrued taxes, other than income	37	22
Other	79	48
Total other accrued liabilities	$805	$353

The accrued severance and related costs of $260,000 at September 30, 2011 are related to a workforce reduction we implemented in late September 2011.  Due to weakening semiconductor industry conditions that we expect will continue into fiscal year 2012, we reduced our expense structure to be better aligned with expected sales levels. We terminated ten employees in manufacturing, sales, and engineering. The accrued severance and related costs are scheduled to be substantially paid by March 31, 2012.

In November 2010, the Compensation Committee of our Board of Directors approved arrangements to provide retirement benefits for our then chief executive officer and our current chief administrative officer. Accrued retirement benefits amounted to approximately $425,000 ($264,000 current, $161,000 noncurrent) at September 30, 2011 and $584,000 ($207,000 current, $377,000 noncurrent) at December 31, 2010.  The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Noncurrent accrued liabilities” in our consolidated balance sheet.

Changes in accrued warranty are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Accrual balance, beginning of period	$55	$87	$64	$82
Accruals for warranties - included in selling, general and administrative expenses	—	7	50	79
Settlements made	(6)	(14)	(65)	(81)
Accrual balance, end of period	$49	$80	$49	$80

6.	LEGAL SETTLEMENT

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

7.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2011	1,895,437	$2.38
Options forfeited	(61,199)	2.33
Options expired	(417,768)	2.52
Outstanding, September 30, 2011	1,416,470	$2.34	2.1 years	$5

Exercisable, September 30, 2011	965,592	$2.33	1.4 years	$3

All stock options outstanding at September 30, 2011 are nonqualified options that become exercisable over four years from the grant date and expire five years after the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on September 30, 2011 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on September 30, 2011.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Cost of goods sold	$9	$14	$36	$54
Selling, general and administrative	35	66	150	257
Research and development	16	22	59	74
Total share-based compensation expense	$60	$102	$245	$385

As of September 30, 2011, we had approximately $0.4 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.

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

In the first nine months of 2011, we continued to be impacted by the industry slowdown and reduced sales to the customer discussed above. Although this customer had not yet completed its evaluation of eight-site test handlers, it did purchase some initial units of our new VMAX eight-site test handler and related equipment in the first half of 2011. Accordingly, our net sales increased sequentially to $1.9 million and $3.3 million in the first and second quarters of 2011, respectively. In the third quarter of 2011, economic uncertainties contributed to softening demand for semiconductors that led to reduced revenue forecasts for most IC manufacturers. We observed slowing business activity within our customer base and our net sales decreased sequentially to $1.5 million in the third quarter of 2011. Net sales for the nine months ended September 30, 2011 were $6.6 million compared with $14.6 million for the same period in 2010, a decrease of 55%. The customer discussed above has not yet selected its test handler suppliers for its eight-site test applications.

Industry analysts are generally predicting that currently weak business conditions will continue into early 2012. A worsening or prolonged continuation of the slowdown in our industry would likely adversely impact the demand for and prices of our products and adversely affect our future operating results and cash flows.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010. There were no changes in such policies during the nine months ended September 30, 2011.

Results of Operations

Net Sales. Net sales for the nine months ended September 30, 2011 were $6.6 million compared with $14.6 million for the same period in 2010, a 55% decrease. Net sales for the three months ended September 30, 2011 were $1.5 million compared with $5.0 million for the same period in 2010, a 71% decrease. The decrease in net sales in 2011 was attributable primarily to a significant decrease in sales of test handlers as a result of the semiconductor industry slowdown that began in late 2010 and to lower sales to one of our largest customers. This customer has been transitioning from four-site to eight-site testing during 2010 and 2011 and, we believe, reduced and/or delayed purchases of equipment while it continued its evaluations of eight-site test handlers. Sales of test handlers were $2.3 million in the nine months ended September 30, 2011 compared with $9.7 million for the same period in 2010, a decrease of 77%. Sales of reliability test equipment products were $2.0 million in the nine months ended September 30, 2011 compared with $2.5 million for the same period in 2010, a decrease of 20%. Sales of change kits and spare parts were $2.4 million in the nine months ended September 30, 2011 compared with $2.3 million for the same period in 2010, an increase of 2%. We believe sales of change kits and spare parts were less impacted by the industry slowdown because some customers have continued to purchase these items to optimize the utilization of existing equipment rather than purchase new equipment or have purchased additional change kits with new equipment orders.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit was 23.9% of net sales in the nine months ended September 30, 2011 compared with 45.7% for the same period in 2010. Cost of goods sold in 2011 included a $1.1 million charge for excess and obsolete inventories recorded in the third quarter of 2011. In September 2011, due to general economic uncertainties and weakening business conditions in the semiconductor industry that we believed would continue into early 2012, we reviewed the potential impact of an industry slowdown on our sales forecasts and on our ability to fully realize our inventories. We determined that the potential to realize the full value of our inventories for certain of our older gravity test handler products had been reduced. Accordingly, we wrote down the value of these inventories to their estimated net realizable values by increasing our reserve for excess and obsolete inventories by $1.1 million. Other factors adversely affecting gross profit margin in 2011 included inefficiencies associated with significantly lower production and net sales levels and a slightly less favorable distribution mix. These adverse factors were partially offset by a more favorable product mix. Test handlers, which are generally lower margin sales than reliability test equipment and spare parts/change kits, represented 34% of total net sales in the first nine months of 2011 compared with 67% for the same period in 2010. Reliability test equipment sales represented 30% of total net sales in the first nine months of 2011 compared with 17% for the same period in 2010 and spares/change kit sales represented 36% of total net sales in the first nine months of 2011 compared with 16% for the same period in 2010. Gross profit (loss) was (45.6%) of net sales in the three months ended September 30, 2011 compared with 46.0% for the same period in 2010. Gross margin decreased in 2011 primarily due to the charge for excess and obsolete inventories discussed above and inefficiencies associated with lower production and net sales levels, partially offset by a more favorable product mix.

Selling, General and Administrative. Selling, general and administrative (S, G and A) expenses for the nine months ended September 30, 2011 were $3.6 million compared with $4.1 million for the comparable period in 2010, a decrease of 12%. S, G and A expenses for the nine months ended September 30, 2010 included a credit of $0.2 million related to the settlement of a legal dispute with a subtenant of our former leased facility in Poway, California. Excluding the credit in 2010, the $0.7 million decrease in S, G and A expenses was primarily attributable to a $0.6 million decrease in commissions expense on lower net sales and a $0.3 million decrease in employee compensation expense. These expense decreases were partially offset by a $0.1 million increase in demonstration costs related to evaluations of our newer equipment products at existing and potential customer sites and a $0.1 million restructuring charge we recorded related to a workforce reduction implemented in September 2011. S, G and A expenses for the three months ended September 30, 2011 were $1.2 million compared with $1.4 million for the comparable period in 2010, a decrease of 13%. The decrease was primarily attributed to a $0.2 million decrease in commissions expense on lower net sales.

Research and Development. Research and development expenses for the nine months ended September 30, 2011 were $2.1 million compared with $2.4 million for the comparable period in 2010, a 9% decrease. A $0.5 million decrease in contract service costs was partially offset by a $0.2 million increase in employee compensation and a $0.1 million charge related to a workforce reduction implemented in September 2011. Research and development expenses for the three months ended September 30, 2011 were $0.9 million compared with $0.8 million for the comparable period in 2010, a 9% increase. The increase was primarily attributed to a $0.1 million increase in employee compensation and a $0.1 million charge related to a workforce reduction implemented in late September 2011, offset by a $0.2 million decrease in engineering contract services. Research and development expenses represented 32.3% of total net sales for the nine month period ended September 30, 2011 compared with 16.1% of total net sales for the comparable period in 2010. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues.

Interest Income. Interest income amounted to $29,000 and $55,000 for the nine months ended September 30, 2011 and 2010, respectively, and amounted to $7,000 and $21,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease in interest income in 2011 reflects generally lower interest rates and lower average invested cash balances.

Income Taxes. We recorded no income tax benefit or expense for the three and nine month periods ended September 30, 2011. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity. We recorded an income tax benefit of $57,000 in the nine months ended September 30, 2010 related to a carryback claim filed in 2010 for a refund of federal alternative minimum taxes paid in prior years.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $3.8 million in the nine months ended September 30, 2011. We used $3.7 million of cash to fund operating activities during this period, including our net loss of $4.1 million and $1.0 million in working capital changes, partially offset by $1.4 million in non-cash expenses. Non-cash expenses included a $1.1 million charge for excess and obsolete inventories, depreciation expense of $0.1 million and share-based compensation expense of $0.2 million. Working capital changes using cash consisted primarily of a $1.4 million increase in inventories, partially offset by a $0.3 million decrease in accounts receivable. The increase in inventories resulted from an increase in inventories related to our new VMAX eight-site test handler to meet anticipated sales demand and demo/evaluation unit requirements for potential new accounts. Accounts receivable decreased due to a decrease in net sales in the third quarter of 2011 compared with the fourth quarter of 2010 and the timing of collections. Net cash flows from investing and financing activities in the nine months ended September 30, 2011 were not significant.

Cash and cash equivalents increased by approximately $0.5 million in the nine months ended September 30, 2010. We generated $0.2 million of cash from operating activities during this period. Cash generated from net income of $0.3 million and $0.4 million in non-cash depreciation and share-based compensation expense was partially offset by $0.5 million in working capital changes. Working capital changes using cash consisted primarily of a $1.3 million increase in accounts receivable and a $0.1 million increase in inventories, partially offset by a $0.9 million increase in accounts payable. Accounts receivable increased due to a significant increase in net sales in the third quarter of 2010 compared with the fourth quarter of 2009. Inventories increased primarily to support customer evaluations and initial shipments anticipated for our new VMAX eight site test handler. Accounts payable increased primarily due to higher levels of inventory purchases in the third quarter of 2010 compared with the fourth quarter of 2009. Net cash flows from investing activities for the nine months ended September 30, 2010 were not significant. Net cash provided by financing activities for the nine months ended September 30, 2010 consisted of $0.3 million in net proceeds from employee stock option exercises.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents.  We believe our cash balance of $6.3 million at September 30, 2011 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. In addition, we have a revolving credit line agreement with a bank that provides for borrowings up to $2.0 million. Advances under the agreement are at the sole discretion of the bank. The agreement expires in December 2011. There can be no assurance that the agreement will be renewed with terms favorable to us or at all or that funds will be available to us under the existing or any subsequent agreement. As discussed above, business conditions in the semiconductor industry weakened in the third quarter of 2011 and some industry analysts and many semiconductor manufacturers are forecasting declining revenues as the end of fiscal year 2011 approaches. We believe that industry conditions are likely to continue to be weak into early 2012. A worsening or prolonged continuation of the current slowdown in our industry would likely adversely impact the demand for and prices of our products and adversely affect our future operating results and cash flows. Also, as we continue to monitor the industry and customer needs, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

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

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

AETRIUM INCORPORATED
(Registrant)

Date: November 3, 2011	By:	/s/ John J. Pollock
John J. Pollock
President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)