Form 10-Q
period 2012-03-31
AETRIUM INC
filed 2012-05-10
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Number of shares of Common Stock, $.001 par value, outstanding on April 30, 2012	10,781,451

AETRIUM INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	5

	Notes to unaudited condensed consolidated financial statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 12

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$4,630	$5,008
Accounts receivable, net of allowance for doubtful accounts of $30 at March 31, 2012 and December 31, 2011	847	1,324
Inventories	7,505	7,731
Other current assets	115	53
Total current assets	13,097	14,116

Property and equipment, net	192	109

Other asset	27	30

Total assets	$13,316	$14,255

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Capital lease obligation – current portion	$28	$—
Trade accounts payable	419	506
Accrued compensation	224	323
Other accrued liabilities	462	728
Total current liabilities	1,133	1,557

Capital lease obligation – noncurrent portion	57	—
Accrued liabilities - noncurrent	256	256

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,436	65,385
Accumulated deficit	(53,577)	(52,954)
Total shareholders' equity	11,870	12,442

Total liabilities and shareholders' equity	$13,316	$14,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011

Net sales	$1,890	$1,860
Cost of goods sold	969	821
Gross profit	921	1,039

Operating expenses:
Selling, general and administrative	1,117	1,179
Research and development	429	603
Total operating expenses	1,546	1,782

Loss from operations	(625)	(743)
Interest income, net	2	13
Loss before income taxes	(623)	(730)
Income taxes	—	—
Net loss	$(623)	$(730)

Loss per share – basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding – basic and diluted	10,781	10,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(623)	$(730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16	15
Share-based compensation expense	51	113
Changes in assets and liabilities:
Accounts receivable	477	(382)
Inventories	226	(1,518)
Other current assets	(62)	(33)
Other asset	3	3
Trade accounts payable	(87)	316
Accrued compensation	(99)	(101)
Other accrued liabilities	(266)	47
Net cash used in operating activities	(364)	(2,270)

Cash flows from investing activities:
Purchase of property and equipment	(10)	—
Collection of note receivable	—	26
Net cash provided by (used in) investing activities	(10)	26

Cash flows from financing activities:
Payment on capital lease	(4)	—
Net cash used by financing activities	(4)	—

Net decrease in cash and cash equivalents	(378)	(2,244)

Cash and cash equivalents at beginning of period	5,008	10,033

Cash and cash equivalents at end of period	$4,630	$7,789

Supplemental cash flow information:
Equipment acquired by capital lease	$89	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2.	INCOME (LOSS) PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive.

3.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2012	2011

Purchased parts and completed subassemblies	$3,470	$3,688
Work-in-process	509	571
Finished goods, including saleable demonstration equipment	3,526	3,472
Total inventories	$7,505	$7,731

4.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2012	2011

Accrued commissions	$44	$132
Accrued severance and related costs	204	326
Accrued retirement benefits – current portion	97	133
Accrued warranty	42	42
Other	75	95
Total other accrued liabilities	$462	$728

In January 2012, as a part of expense reduction measures taken to address weak semiconductor industry conditions and in order to reduce our expense structure to be better aligned with expected sales levels, we terminated 16 employees in manufacturing, sales, administration and engineering. We recorded a charge of $159,000 for severance and related costs in the quarter ended March 31, 2012 related to this workforce reduction. Of this amount, $46,000 was outstanding at March 31, 2012. Accrued severance and related costs at March 31, 2012 also included $19,000 for outstanding payments related to a workforce reduction implemented in September 2011 and $139,000 for amounts owing under a separation agreement executed in December 2011 with our former president/chief executive officer. Total accrued severance and related costs of $204,000 at March 31, 2012 are scheduled to be paid approximately as follows: $114,000 by June 30, 2012; $57,000 by September 30, 2012; the balance of $33,000 by November 30, 2012.

Accrued retirement benefits for our chief executive officer and chief administrative officer amounted to approximately $344,000 ($97,000 current, $247,000 noncurrent) at March 31, 2012 and $380,000 ($133,000 current, $247,000 noncurrent) at December 31, 2011. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Accrued liabilities - noncurrent” in our condensed consolidated balance sheet.

In November 2011, Joseph C. Levesque, the chairman of our board of directors, was appointed to serve as president and chief executive officer on an interim basis pending the appointment of a permanent replacement for these positions. We entered into an employment agreement with Mr. Levesque that provides for the payment of a majority of his base salary to be deferred until 2013. The current portion of amounts deferred under this agreement ($33,000 at March 31, 2012 and $0 at December 31, 2011) is included in “Accrued Compensation” and the noncurrent portion ($9,000 at March 31, 2012 and December 31, 2011) is included in “Accrued liabilities - noncurrent” in our condensed consolidated balance sheet.

Changes in accrued warranty are summarized below (in thousands):

	Three months ended March 31,
	2012	2011
Accrual balance, beginning of period	$42	$64
Accruals for warranties	3	8
Settlements made	(3)	(24)
Accrual balance, end of period	$42	$48

5.	CAPITAL LEASE

In February 2012, we entered into an agreement to lease certain data processing equipment. The agreement provides for monthly payments of $2,634 plus applicable sales taxes over three years. At the end of the three year term, we have the option to purchase the equipment for $200. We recorded this transaction as a capital lease in the amount of $89,000, the fair value of the related equipment. As of March 31, 2012 the capitalized lease obligation amounted to approximately $85,000 ($28,000 current, $57,000 noncurrent).

6.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2012	1,275,640	$2.32
Options granted	1,019,319	0.78
Options forfeited	(63,344)	2.35
Options expired	(93,020)	2.31
Outstanding, March 31, 2012	2,138,595	$1.58	3.2 years	$25

Exercisable, March 31, 2012	869,922	$2.30	1.2 years	$—

All stock options outstanding at March 31, 2012 are nonqualified options that expire five years after the grant date and of which 509,659 become exercisable in monthly increments over one year and of which 1,628,936 become exercisable over four years from the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2012 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2012.

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards.

In March 2012, pursuant to our 2003 Stock Incentive Plan, we granted stock options to purchase 1,019,319 shares of our common stock at an exercise price of $0.775 per share, the fair market value of the common stock on the date of the grants. Each stock option agreement provides that one-half of the option shares vest in equal monthly increments over one year and that one-half of the option shares vest in equal monthly increments over four years. All options expire five years after the grant date. Using the Black-Scholes valuation model, the fair value of the options granted was determined to be $0.25 per share or approximately $254,000, which amount is being expensed over the applicable vesting periods. Assumptions used in applying the Black-Scholes option-pricing model to determine the fair value of the options granted were as follows:

Expected stock price volatility	45%
Risk-free interest rate	0.6%
Expected dividend level	0%
Expected life of options (years)	3.1

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2012	2011

Cost of goods sold	$5	$16
Selling, general and administrative	36	72
Research and development	10	25
Total share-based compensation expense	$51	$113

As of March 31, 2012, we had approximately $0.5 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.

7.	INCOME TAXES

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

The worldwide financial crisis and economic recession that began to unfold in 2008 led to a significant decrease in the sales of electronic products and one of the most severe downturns ever in our industry. In mid-2009, general economic conditions began to improve and the semiconductor industry began a slow and uneven recovery. Demand for ICs improved in 2010 and many IC manufacturers expanded their production capacity. However, by the end of the year, IC demand had weakened and IC production decreased significantly late in the year. Aetrium’s results generally followed the trend of our industry. In the first nine months of 2010, our net sales increased substantially over the prior year before declining significantly in the fourth quarter as business conditions weakened. Despite the sharp drop-off in sales in the fourth quarter, our net sales for fiscal year 2010 totaled $16.3 million compared with $8.6 million in 2009.

In 2011, worldwide economic uncertainty contributed to relatively flat and inconsistent business conditions in the semiconductor industry. IC production growth resumed in the first half of the year but leveled off in the third quarter and then decreased significantly in the fourth quarter, having never reached the previous peak production levels of 2010. As a result, many manufacturers operated at less than full capacity throughout the year and many semiconductor equipment manufacturers experienced reduced sales in 2011 compared with 2010. Sales of our test handler products decreased dramatically in 2011 as many of our customers operated with excess production capacity throughout the year and required new equipment for only their fastest growing products. Sales of our reliability test equipment and change kits/spare parts increased slightly in 2011 despite the generally weak industry conditions. Our total sales declined to $9.0 million in 2011 as a result of a 75% decrease in test handler sales.

Generally weak semiconductor industry conditions characterized by high inventories and excess production capacity continued into early 2012. Our net sales in the first quarter of 2012 were $1.9 million, approximately flat with sales for the same period in 2011.

Some industry analysts have recently indicated that IC demand and production are increasing and predict that IC unit growth will continue in 2012. However, we believe excess production capacity in the industry needs to be absorbed before meaningful increases in the purchases of production-based equipment occur. We believe business conditions will improve for Aetrium in the second half of 2012. However, a worsening or prolonged continuation of the slowdown in our industry would likely adversely impact the demand for and prices of our products, and in particular our test handler products, and adversely affect our future operating results and cash flows.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011. There were no changes in such policies during the three months ended March 31, 2012.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2012 were $1.9 million, approximately flat with sales for the same period in 2011. Sales of test handlers were $0.5 million in the three months ended March 31, 2012 compared with $0.1 million for the same period in 2011. Sales of change kits and spare parts were $0.3 million in the three months ended March 31, 2012 compared with $0.8 million for the same period in 2011. Sales of test handlers, although higher than the prior year, and sales of change kits continued to be impacted by semiconductor industry conditions characterized by relatively flat IC demand and excess production capacity that existed during fiscal year 2011 and continued into 2012. Sales of reliability test equipment products, which are driven more by technology factors and less by IC demand and production capacity, were $1.1 million in the three months ended March 31, 2012 compared with $1.0 million for the same period in 2011.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit was 48.7% of net sales in the three months ended March 31, 2012 compared with 55.9% for the same period in 2011. Our gross margin decreased in 2012 primarily due to a less favorable product mix and a $48,000 charge recorded for severance costs related to a workforce reduction implemented in January 2012. Test handlers, which are generally lower margin sales than reliability test equipment and spare parts/change kits, represented 26% of total net sales in the first three months of 2012 compared with 7% for the same period in 2011. Reliability test equipment sales represented 57% of total net sales in the first three months of 2012 compared with 53% for the same period in 2011 and spares/change kit sales represented 17% of total net sales in the first three months of 2012 compared with 40% for the same period in 2011.

Selling, General and Administrative. Selling, general and administrative (S, G & A) expenses for the three months ended March 31, 2012 were $1.1 million compared with $1.2 million for the comparable period in 2011, a decrease of 5%. The decrease in S, G & A expenses from the prior year was primarily attributable to lower wages and share-based compensation expense resulting from reductions in personnel and lower travel costs, partially offset by higher commission expense and a $39,000 charge for severance costs related to a workforce reduction we implemented in January 2012.

Research and Development. Research and development expenses for the three months ended March 31, 2012 were $0.4 million compared with $0.6 million for the comparable period in 2011, a 29% decrease. The decrease from the prior year was primarily attributable to lower wages resulting from reductions in personnel, and lower contract services, travel, and materials expense, partially offset by a $72,000 charge for severance costs related to a workforce reduction we implemented in January 2012. Research and development expenses represented 22.7% of total net sales for the three month period ended March 31, 2012 compared with 32.4% of total net sales for the comparable period in 2011. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our net sales in research and development, although we may exceed this range in periods of relatively low net sales, as was the case during the three months ended March 31, 2012 and 2011.

Interest Income, net. Interest income, net amounted to approximately $2,000 and $13,000 for the three months ended March 31, 2012 and 2011, respectively. These amounts consisted primarily of interest income from the investment of excess funds. The decrease in interest income in 2012 resulted primarily from lower average invested cash balances.

Income Taxes. We recorded no income tax benefit or expense for the three month periods ended March 31, 2012 and 2011. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.4 million in the three months ended March 31, 2012. We used $0.4 million of cash to fund operating activities during this period, including our net loss of $0.6 million, partially offset by non-cash depreciation and share-based compensation expense of $0.1 million and $0.2 million in working capital changes. Working capital changes generating cash consisted primarily of a $0.5 million decrease in accounts receivable and a $0.2 million decrease in inventories, partially offset by decreases of $0.1 million in each of accounts payable, accrued compensation and accrued severance costs. Accounts receivable decreased due to a decrease in net sales in the first quarter of 2012 compared with the fourth quarter of 2011 and the timing of collections. Inventories and accounts payable decreased due to reduced inventory purchases in the first quarter of 2012 compared with the fourth quarter of 2011. Net cash flows used in investing and financing activities in the three months ended March 31, 2012 were not significant.

Cash and cash equivalents decreased by approximately $2.2 million in the three months ended March 31, 2011. We used $2.3 million of cash to fund operating activities during this period, including our net loss of $0.7 million and $1.7 million in working capital changes, partially offset by $0.1 million in non-cash depreciation and share-based compensation expense. Working capital changes using cash consisted primarily of a $0.4 million increase in accounts receivable and a $1.5 million increase in inventories, partially offset by a $0.3 million increase in accounts payable. The increase in inventories reflected an increase in inventories related to our new VMAX eight-site test handler to meet anticipated sales demand and demo/evaluation unit requirements for potential new accounts. Net cash flows from investing and financing activities in the three months ended March 31, 2011 were not significant.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash balance of $4.6 million at March 31, 2012 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. Our revolving credit line agreement with a bank expired on March 31, 2012. We have had discussions with the bank regarding a potential new agreement and are exploring other potential sources of working capital financing as well. There can be no assurance that we will obtain a credit line with terms favorable to us or at all or that funds will be available to us under any financing agreement. As discussed above, semiconductor industry conditions weakened in the second half of 2011 and the slowdown has continued into 2012. A worsening or prolonged continuation of the slowdown would likely adversely impact the demand for and prices of our products and adversely affect our future operating results and cash flows. Also, as we continue to monitor the industry and customer needs, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Item 4.	Controls and Procedures

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

Except as previously disclosed in our Current Report on Form 8-K dated April 23, 2012, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Chief Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.3	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS *	XBRL Instance Document
	101.SCH *	XBRL Taxonomy Extension Schema
	101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF *	XBRL Taxonomy Extension Definition Linkbase
	101.LAB *	XBRL Taxonomy Extension Label Linkbase
	101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

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

AETRIUM INCORPORATED
(Registrant)

Date: May 10, 2012	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

