Form 10-Q
period 2012-06-30
AETRIUM INC
filed 2012-08-07
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on July 31, 2012	10,781,451

AETRIUM INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011	5

	Notes to unaudited condensed consolidated financial statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES		16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$4,267	$5,008
Accounts receivable, net of allowance for doubtful accounts of $30 at June 30, 2012 and December 31, 2011	935	1,324
Inventories	7,070	7,731
Other current assets	137	53
Total current assets	12,409	14,116

Property and equipment, net	200	109

Other asset	24	30

Total assets	$12,633	$14,255

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Capital lease obligation – current portion	$26	$0
Trade accounts payable	219	506
Accrued compensation	349	323
Other accrued liabilities	277	728
Total current liabilities	871	1,557

Capital lease obligation – noncurrent portion	50	0
Accrued liabilities - noncurrent	256	256

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,505	65,385
Accumulated deficit	(54,060)	(52,954)
Total shareholders' equity	11,456	12,442

Total liabilities and shareholders' equity	$12,633	$14,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$2,012	$3,319	$3,902	$5,179
Cost of goods sold	1,073	2,108	2,042	2,929
Gross profit	939	1,211	1,860	2,250

Operating expenses:
Selling, general and administrative	1,061	1,193	2,178	2,372
Research and development	361	626	790	1,229
Total operating expenses	1,422	1,819	2,968	3,601

Loss from operations	(483)	(608)	(1,108)	(1,351)
Interest income (expense), net	0	9	2	22
Loss before income taxes	(483)	(599)	(1,106)	(1,329)
Income taxes	0	0	0	0
Net loss	$(483)	$(599)	$(1,106)	$(1,329)

Loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.10)	$(0.12)

Weighted average common shares outstanding – basic and diluted	10,781	10,781	10,781	10,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,106)	$(1,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38	30
Share-based compensation expense	120	185
Changes in assets and liabilities:
Accounts receivable	389	(340)
Inventories	661	(919)
Other current assets	(84)	(86)
Other asset	6	5
Trade accounts payable	(287)	396
Accrued compensation	26	(26)
Other accrued liabilities	(451)	(108)
Net cash used in operating activities	(688)	(2,192)

Cash flows from investing activities:
Purchase of property and equipment	(40)	(71)
Collection of note receivable	0	26
Net cash used in investing activities	(40)	(45)

Cash flows from financing activities:
Payments on capital lease	(13)	0
Net cash used by financing activities	(13)	0

Net decrease in cash and cash equivalents	(741)	(2,237)

Cash and cash equivalents at beginning of period	5,008	10,033

Cash and cash equivalents at end of period	$4,267	$7,796

Supplemental cash flow information: Equipment acquired by capital lease	$89	$0

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

3.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2012	2011

Purchased parts and completed subassemblies	$3,316	$3,688
Work-in-process	760	571
Finished goods, including saleable demonstration equipment	2,994	3,472
Total inventories	$7,070	$7,731

4.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2012	2011

Accrued commissions	$32	$132
Accrued severance and related costs	90	326
Accrued retirement benefits – current portion	67	133
Accrued warranty	34	42
Other	54	95
Total other current accrued liabilities	$277	$728

In January 2012, as a part of expense reduction measures taken to address weak semiconductor industry conditions and in order to reduce our expense structure to be better aligned with expected sales levels, we terminated 16 employees in manufacturing, sales, administration and engineering. We recorded a charge of $159,000 for severance and related costs in the quarter ended March 31, 2012 related to this workforce reduction, all of which was paid by June 30, 2012. Accrued severance and related costs at June 30, 2012 represents amounts owing under a separation agreement executed in December 2011 with our former president/chief executive officer that is scheduled to be paid in bi-weekly installments through November 30, 2012.

Accrued retirement benefits for our chief executive officer and chief administrative officer amounted to approximately $314,000 ($67,000 current, $247,000 noncurrent) at June 30, 2012 and $380,000 ($133,000 current, $247,000 noncurrent) at December 31, 2011. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Accrued liabilities - noncurrent” in our condensed consolidated balance sheet.

In November 2011, Joseph C. Levesque, the chairman of our board of directors, was appointed to serve as president and chief executive officer on an interim basis pending the appointment of a permanent replacement for these positions. We entered into an employment agreement with Mr. Levesque that provides for the payment of a majority of his base salary to be deferred until 2013. The current portion of amounts deferred under this agreement ($60,000 at June 30, 2012 and $0 at December 31, 2011) is included in “Accrued Compensation” and the noncurrent portion ($9,000 at June 30, 2012 and December 31, 2011) is included in “Accrued liabilities - noncurrent” in our condensed consolidated balance sheet.

Changes in accrued warranty are summarized below (in thousands):

	Six months ended June 30,
	2012	2011
Accrual balance, beginning of period	$42	$64
Accruals for warranties	2	50
Settlements made	(10)	(59)
Accrual balance, end of period	$34	$55

5.	CAPITAL LEASE

In February 2012, we entered into an agreement to lease certain data processing equipment. The agreement provides for monthly payments of $2,634 plus applicable sales taxes over three years. At the end of the three year term, we have the option to purchase the equipment for $200. We recorded this transaction as a capital lease in the amount of $89,000, the fair value of the related equipment. As of June 30, 2012 the capitalized lease obligation amounted to approximately $76,000 ($26,000 current, $50,000 noncurrent).

6.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the six months ended June 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic Value
	of Shares	Price	Contract Term	(in thousands)
Outstanding, January 1, 2012	1,275,640	$2.32
Options granted	1,019,319	0.78
Options forfeited	(63,344)	2.35
Options expired	(535,489)	2.33
Outstanding, June 30, 2012	1,696,126	$1.39	3.71 years	$15

Exercisable, June 30, 2012	619,679	$1.88	2.54 years	$2

All stock options outstanding at June 30, 2012 are nonqualified options that expire five years after the grant date and of which 509,659 become exercisable in monthly increments over one year and of which 1,186,467 become exercisable over four years from the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2012 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2012.

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

Expected stock price volatility	45%
Risk-free interest rate	0.6%
Expected dividend level	0%
Expected life of options (years)	3.15

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Cost of goods sold	$5	$11	$10	$27
Selling, general and administrative	52	43	88	115
Research and development	12	18	22	43
Total share-based compensation expense	$69	$72	$120	$185

As of June 30, 2012, we had approximately $0.4 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.07 years.

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

In 2011, worldwide economic uncertainty contributed to relatively flat and inconsistent business conditions in the semiconductor industry. IC production growth resumed in the first half of 2011 but leveled off in the third quarter and then decreased significantly in the fourth quarter, having never reached the previous peak production levels of 2010. As a result, many manufacturers operated at less than full capacity throughout the year and many semiconductor equipment manufacturers experienced reduced sales in 2011 compared with 2010. Sales of our test handler products decreased significantly in 2011 as many of our customers operated with excess production capacity throughout the year and required new equipment for only their fastest growing products. During 2011, one of our largest test handler customers was conducting an evaluation of eight-site gravity feed test handlers, including our new VMAX test handler. During the evaluation process, this customer purchased initial units of our VMAX test handler and related change kits in the first half of 2011 but did not purchase any test handlers from us in the second half of the year as industry conditions weakened. Sales of our reliability test equipment and change kits/spare parts increased slightly in 2011 despite the generally weak industry conditions. Our total sales declined from $16.3 million in 2010 to $9.0 million in 2011 as a result of a 75% decrease in test handler sales.

Generally weak semiconductor industry conditions characterized by high inventories and excess production capacity continued into 2012. Our net sales were relatively flat in the first half of the year, amounting to $1.9 million and $2.0 million in the first and second quarters, respectively. Sales of test handlers and change kits/spare parts remained weak while sales of our reliability test products increased over prior year levels. In April 2012, the customer discussed above informed us that it had completed its test handler evaluations and had selected another supplier for its eight-site gravity feed test handler requirements. Although we expect to continue to be a supplier to this customer, we believe future sales to this customer in the near term are likely to continue to be substantially lower than in past years.

Some industry analysts have indicated that IC production bottomed in the second quarter of 2012 and predict that IC production will increase in the second half of the year. We believe there is still excess production capacity in the industry that needs to be absorbed before meaningful increases in the purchases of production-based equipment occur. We believe business conditions will improve for Aetrium in the second half of 2012. However, a worsening or prolonged continuation of the slowdown in our industry would likely adversely impact the demand for and prices of our products, in particular our test handler products, and adversely affect our future operating results and cash flows.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011. There were no changes in such policies during the six months ended June 30, 2012.

Results of Operations

Net Sales. Net sales for the six months ended June 30, 2012 were $3.9 million compared with $5.2 million for the same period in 2011, a 25% decrease. Sales of our test handlers, change kits and spare parts continued to be impacted by semiconductor industry conditions characterized by relatively weak IC demand and excess production capacity that existed throughout fiscal year 2011 and continued into 2012 and by reduced sales to the customer discussed above. Sales to this customer amounted to $0.2 million in the six months ended June 30, 2012 compared with $1.5 million for the same period in 2011. Sales of test handlers were $1.1 million in the six months ended June 30, 2012 compared with $1.7 million for the same period in 2011, a decrease of 38%. Sales of change kits and spare parts were $0.6 million in the six months ended June 30, 2012 compared with $1.7 million for the same period in 2011, a decrease of 64%. Sales of reliability test equipment products, which are driven more by technology factors and less by IC demand and production capacity, were $2.2 million in the six months ended June 30, 2012 compared with $1.8 million for the same period in 2011, an increase of 25%. Net sales for the three months ended June 30, 2012 were $2.0 million compared with $3.3 million for the same period in 2011, a 39% decrease. The decrease was attributable to lower sales of test handlers and change kits/spare parts resulting from relatively weak industry conditions and lower sales to the customer discussed above.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit was 47.7% of net sales in the six months ended June 30, 2012 compared with 43.4% for the same period in 2011. Gross margin increased in 2012 primarily due to a more favorable product mix and a reduction in manufacturing overhead costs resulting from restructuring actions taken in late 2011 and early 2012. Test handlers, which are generally lower margin sales than reliability test equipment and change kits/spare parts, represented 27% of total net sales in the first six months of 2012 compared with 34% for the same period in 2011. Reliability test equipment sales represented 57% of total net sales in the first six months of 2012 compared with 34% for the same period in 2011 and change kits/spare parts sales represented 16% of total net sales in the first six months of 2012 compared with 32% for the same period in 2011. Gross profit was 46.7% of net sales in the three months ended June 30, 2012 compared with 36.5% for the same period in 2011. Gross margin increased in 2012 primarily due to a more favorable product mix and improved efficiencies resulting from restructuring actions implemented in 2011 and 2012.

Selling, General and Administrative. Selling, general and administrative (S, G and A) expenses for the six months ended June 30, 2012 were $2.2 million compared with $2.4 million for the comparable period in 2011, a decrease of 8%. The decrease in S, G & A expenses from the prior year was primarily attributable to lower wages and share-based compensation expense resulting from reductions in personnel and lower travel costs, partially offset by a $39,000 charge for severance costs related to a workforce reduction we implemented in January 2012. S, G and A expenses for the three months ended June 30, 2012 were $1.1 million compared with $1.2 million for the comparable period in 2011, a decrease of 11%. The decrease was primarily attributable to lower wages resulting from reductions in personnel.

Research and Development. Research and development expenses for the six months ended June 30, 2012 were $0.8 million compared with $1.2 million for the comparable period in 2011, a 36% decrease. The decrease from the prior year was primarily attributable to lower wages resulting from reductions in personnel, and lower contract services, travel, and materials expense, partially offset by a $72,000 charge for severance costs related to a workforce reduction we implemented in January 2012. Research and development expenses for the three months ended June 30, 2012 were $0.4 million compared with $0.6 million for the comparable period in 2011, a 42% decrease. The decrease was primarily attributable to a decrease in wages and contract service costs. Research and development expenses represented 20.2% of total net sales for the six month period ended June 30, 2012 and 23.7% of total net sales for the comparable period in 2011. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues as was the case in the six month periods ended June 30, 2012 and 2011.

Interest Income (expense), net. Interest income (expense), net, amounted to $2,000 and $22,000 for the six months ended June 30, 2012 and 2011, respectively, and amounted to $0 and $9,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease in interest income in 2011 reflects primarily lower average invested cash balances.

Income Taxes. We recorded no income tax benefit or expense for the three and six month periods ended June 30, 2012 and 2011. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.7 million in the six months ended June 30, 2012. We used $0.7 million of cash to fund operating activities during this period, including our net loss of $1.1 million, partially offset by non-cash depreciation and share-based compensation expense of $0.2 million and $0.3 million in working capital changes. Working capital changes generating cash consisted primarily of a $0.4 million decrease in accounts receivable and a $0.7 million decrease in inventories, partially offset by a $0.1 million increase in other current assets and decreases of $0.3 million in accounts payable, $0.1 million in accrued commissions and $0.2 million in accrued severance costs. Accounts receivable decreased due to a decrease in net sales in the second quarter of 2012 compared with the fourth quarter of 2011 and the timing of collections. Inventories and accounts payable decreased due to reduced inventory purchases in the second quarter of 2012 compared with the fourth quarter of 2011. Net cash flows used in investing and financing activities in the six months ended June 30, 2012 were not significant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash balance of $4.3 million at June 30, 2012 will be sufficient to meet capital expenditure and working capital requirements for at least the next twelve months. As discussed above, semiconductor industry conditions weakened in the second half of 2011 and the slowdown continued into 2012. A worsening or prolonged continuation of the slowdown would likely adversely impact the demand for and prices of our products and adversely affect our future operating results and cash flows. Also, as we continue to monitor the industry and customer needs, we may acquire other companies, product lines or technologies that are complementary to our business, and our working capital needs may change as a result of such acquisitions.

Item 4.	Controls and Procedures

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against the Company and its then Sales Manager for Southeast Asia, Harry Allen (“Allen”), asserting federal securities claims, a RICO claim, and certain state law claims, has been stayed in the United States District Court for the Northern District of California.  UTHE’s claims were based on UTHE’s allegations that four former employees of a Singapore company, which UTHE formerly wholly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price.  The complaint alleged that the Company and Allen participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring them to arbitrate their claims in Singapore.  The District Court stayed the case against the Company and Allen pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving the Company or Allen.  The Company has received notice that on March 23, 2012 awards totaling S$12,786,350 were made in the Singapore arbitration against one or more of the former employee defendants who are parties to the arbitration.  On June 18, 2012, UTHE filed a motion to reopen the case against the Company and Allen and to lift the stay, which the court granted. UTHE filed an amended complaint on July 5, 2012, reasserting its original claims and adding an unfair competition claim under California’s Business and Professions Code section 17200 et seq.  We do not believe that the claims asserted in this matter have any merit and intend to vigorously defend the action. While it is not possible to predict the outcome of these legal proceedings, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

Item 1A.	Risk Factors

Except as described in Item 1 and in our Current Report on Form 8-K dated April 23, 2012, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

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

AETRIUM INCORPORATED
(Registrant)

Date: August 7, 2012	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
President and Chief Executive Officer

Date: August 7, 2012	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

