Form 10-Q
period 2012-09-30
AETRIUM INC
filed 2012-11-15
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Number of shares of Common Stock, $.001 par value, outstanding on October 31, 2012	10,781,451

AETRIUM INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	5

	Notes to unaudited condensed consolidated financial statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$3,677	$5,008
Accounts receivable, net of allowance for doubtful accounts of $30 at September 30, 2012 and December 31, 2011	520	1,324
Inventories, current	2,605	7,731
Other current assets	71	53
Total current assets	6,873	14,116

Property and equipment, net	184	109

Inventories, noncurrent	1,810	0
Other asset	21	30

Total assets	$8,888	$14,255

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Capital lease obligation – current portion	$29	$0
Trade accounts payable	641	506
Accrued compensation	241	323
Other accrued liabilities	416	728
Total current liabilities	1,327	1,557

Capital lease obligation – noncurrent portion	43	0
Accrued liabilities - noncurrent	139	256

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,568	65,385
Accumulated deficit	(58,200)	(52,954)
Total shareholders' equity	7,379	12,442

Total liabilities and shareholders' equity	$8,888	$14,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$796	$1,459	$4,698	$6,638
Cost of goods sold	3,361	2,125	5,403	5,054
Gross profit (loss)	(2,565)	(666)	(705)	1,584

Operating expenses:
Selling, general and administrative	1,205	1,245	3,383	3,617
Research and development	371	913	1,161	2,142
Total operating expenses	1,576	2,158	4,544	5,759

Loss from operations	(4,141)	(2,824)	(5,249)	(4,175)
Interest income (expense), net	1	7	3	29
Loss before income taxes	(4,140)	(2,817)	(5,246)	(4,146)
Income taxes	0	0	0	0
Net loss	$(4,140)	$(2,817)	$(5,246)	$(4,146)

Net loss per share – basic and diluted	$(0.38)	$(0.26)	$(0.49)	$(0.38)

Weighted average common shares outstanding – basic and diluted	10,781	10,781	10,781	10,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,246)	$(4,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	59	51
Share-based compensation expense	183	245
Provision for excess and obsolete inventories	2,766	1,116
Changes in assets and liabilities:
Accounts receivable	804	270
Inventories	550	(1,366)
Other current assets	(18)	(24)
Other asset	9	8
Trade accounts payable	135	18
Accrued compensation	(82)	(129)
Other accrued liabilities	(429)	236
Net cash used in operating activities	(1,269)	(3,721)

Cash flows from investing activities:
Purchase of property and equipment	(45)	(74)
Collection of note receivable	0	26
Net cash used in investing activities	(45)	(48)

Cash flows from financing activities:
Payments on capital lease	(17)	0
Net cash used by financing activities	(17)	0

Net decrease in cash and cash equivalents	(1,331)	(3,769)

Cash and cash equivalents at beginning of period	5,008	10,033

Cash and cash equivalents at end of period	$3,677	$6,264

Supplemental cash flow information:
Equipment acquired by capital lease	$89	$0

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

2.	NET LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive.

3.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2012	2011

Purchased parts and completed subassemblies	$1,405	$3,688
Work-in-process	645	571
Finished goods, including saleable demonstration equipment	2,365	3,472
Total inventories	4,415	7,731
Noncurrent portion	(1,810)	0
Current portion	$2,605	$7,731

We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand. We evaluate potential excess and obsolete inventory exposures by reviewing historical usage and anticipated demand based on current and projected market conditions, customer requirements and other factors. We also evaluate inventories for potential excess and obsolescence due to engineering design changes and the impact of new products. In the third quarter of 2012, due to general economic uncertainties and weakening business conditions in the semiconductor industry that we believed would continue into 2013, we reviewed the potential impact of an industry slowdown on our sales forecasts and on our ability to fully realize our inventories. Sales of our gravity-feed test handler products are particularly vulnerable to reduced semiconductor demand and production capacity utilization rates and we determined that the potential to realize the full value of inventories for these products under current industry conditions had been significantly reduced. Accordingly, we reduced the carrying value of certain of these inventories to their estimated net realizable values and recorded a corresponding charge of $2.8 million in cost of goods sold in the quarter ended September 30, 2012.

Based on our assessment of potential excess and obsolete inventories at September 30, 2012, we estimated that inventories in the amount of $1.8 million may not be sold within the next year. Accordingly, this amount is included in the caption “Inventory, noncurrent” in our condensed consolidated balance sheet.

4.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2012	2011

Accrued commissions	$58	$132
Accrued severance and related costs	101	326
Accrued retirement benefits – current portion	147	133
Accrued warranty	24	42
Other	86	95
Total other current accrued liabilities	$416	$728

We implemented workforce reductions in September 2011, January 2012 and September 2012 in order to reduce our expense structure to be better aligned with expected sales levels. In September 2012, we eliminated eight employee positions in manufacturing, sales, and engineering. We recorded a charge of $68,000 for severance and related costs in the quarter ended September 30, 2012 related to this workforce reduction. Accrued severance and related costs at September 30, 2012 included this charge and also $33,000 for amounts owing under a separation agreement executed in December 2011 with our former president/chief executive officer. Of the $101,000 of accrued severance and related costs at September 30, 2012, approximately $90,000 is scheduled to be paid by December 31, 2012.

Accrued retirement benefits for our chief executive officer and chief administrative officer amounted to approximately $277,000 ($147,000 current, $130,000 noncurrent) at September 30, 2012 and $380,000 ($133,000 current, $247,000 noncurrent) at December 31, 2011. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Accrued liabilities - noncurrent” in our condensed consolidated balance sheet.

In November 2011, Joseph C. Levesque, the chairman of our board of directors, was appointed to serve as president and chief executive officer on an interim basis pending the appointment of a permanent replacement for these positions. We entered into an employment agreement with Mr. Levesque that provides for the payment of a majority of his base salary to be deferred until 2013. The current portion of amounts deferred under this agreement ($93,000 at September 30, 2012 and $0 at December 31, 2011) is included in “Accrued Compensation” and the noncurrent portion ($9,000 at September 30, 2012 and December 31, 2011) is included in “Accrued liabilities - noncurrent” in our condensed consolidated balance sheet.

Changes in accrued warranty are summarized below (in thousands):

	Nine months ended September 30,
	2012	2011
Accrual balance, beginning of period	$42	$64
Accruals for warranties	3	50
Settlements made	(21)	(65)
Accrual balance, end of period	$24	$49

5.	CAPITAL LEASE

In February 2012, we entered into an agreement to lease certain data processing equipment. The agreement provides for monthly payments of $2,634 plus applicable sales taxes over three years. At the end of the three year term, we have the option to purchase the equipment for $200. We recorded this transaction as a capital lease in the amount of $89,000, the fair value of the related equipment. As of September 30, 2012 the capitalized lease obligation amounted to approximately $72,000 ($29,000 current, $43,000 noncurrent).

6.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2012	1,275,640	$2.32
Options granted	1,019,319	0.78
Options forfeited	(106,983)	1.96
Options expired	(535,489)	2.33
Outstanding, September 30, 2012	1,652,487	$1.39	3.45 years	$164

Exercisable, September 30, 2012	805,310	$1.68	2.73 years	$53

All stock options outstanding at September 30, 2012 are nonqualified options that expire five years after the grant date and of which 496,570 become exercisable in monthly increments over one year and of which 1,155,917 become exercisable over four years from the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on September 30, 2012 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on September 30, 2012.

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

Expected stock price volatility	45%
Risk-free interest rate	0.6%
Expected dividend level	0%
Expected life of options (years)	3.15

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Cost of goods sold	$4	$9	$14	$36
Selling, general and administrative	47	35	135	150
Research and development	12	16	34	59
Total share-based compensation expense	$63	$60	$183	$245

As of September 30, 2012, we had approximately $0.3 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 1.76 years.

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

Demand for Aetrium’s test handler products is driven primarily by worldwide demand for ICs, which in turn depends on end-user demand for electronic products. Demand for Aetrium’s reliability test products is less sensitive to fluctuations in IC demand and is driven more by technological changes in IC design and manufacturing processes. The demand for our products can fluctuate significantly from period to period due to the direct or indirect impact of numerous factors, including but not limited to changes in the supply and demand for ICs, changes in IC manufacturing capacity, advancements in industry technologies, changes in U.S. and worldwide economic conditions and competitive factors.

The worldwide financial crisis and economic recession that began to unfold in 2008 led to a significant decrease in the sales of electronic products and one of the most severe downturns ever in our industry. Industry conditions improved slowly and unevenly in 2009 and 2010. Many IC manufacturers expanded their production capacity during 2010. However, by the end of the year, IC demand had weakened and IC production decreased significantly late in the year.

In 2011, worldwide economic uncertainty contributed to relatively flat and inconsistent business conditions in the semiconductor industry. IC production growth resumed in the first half of 2011 but leveled off in the third quarter and then decreased significantly in the fourth quarter, having never exceeded the peak production levels of 2010. As a result, many manufacturers operated at less than full capacity throughout the year and many semiconductor equipment manufacturers experienced reduced sales in 2011 compared with 2010. Sales of our test handler products decreased significantly in 2011 as many of our customers operated with excess production capacity throughout the year and required new equipment for only their fastest growing products. During 2011, one of our largest test handler customers was conducting an evaluation of eight-site gravity-feed test handlers, including our new VMAX test handler. During the evaluation process, this customer purchased initial units of our VMAX test handler and related change kits in the first half of 2011 but did not purchase any test handlers from us in the second half of the year as industry conditions weakened. Sales of our reliability test equipment and change kits/spare parts increased slightly in 2011 despite the generally weak industry conditions. Our total sales declined from $16.3 million in 2010 to $9.0 million in 2011 as a result of a 75% decrease in test handler sales.

Generally weak semiconductor industry conditions characterized by high inventories and excess production capacity continued into 2012. IC production levels increased in the second quarter of 2012, but did not reach the peak levels attained in the third quarter of 2010. In the third quarter of 2012, many IC manufacturers, including some of our customers, reported weakening business conditions and responded by reducing IC production and delaying equipment purchases. Our net sales were relatively flat in the first half of the year, amounting to $1.9 million and $2.0 million in the first and second quarters, respectively, and then decreased to $0.8 million in the third quarter as industry conditions weakened.

In April 2012, the customer discussed above informed us that it had completed its test handler evaluations and had selected another supplier for its eight-site gravity-feed test handler requirements. Although we expect to continue to be a supplier to this customer, we believe future sales to this customer in the near term are likely to continue to be substantially lower than in past years.

Industry analysts and most of our customers have indicated that they now expect industry conditions to remain weak into fiscal year 2013. Some of our customers have indicated they are experiencing capacity utilization rates below 70%. This suggests that IC production levels must increase appreciably to absorb the excess capacity and lead to meaningful increases in the purchases of production-based equipment, which we believe may not transpire until mid-2013. A worsening or prolonged continuation of the slowdown in our industry would likely further adversely impact the demand for and prices of our products, in particular our test handler products, and adversely affect our future operating results and cash flows.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011. There were no changes in such policies during the nine months ended September 30, 2012.

Results of Operations

Net Sales. Net sales for the nine months ended September 30, 2012 were $4.7 million compared with $6.6 million for the same period in 2011, a 29% decrease. Sales of our test handlers, change kits and spare parts continued to be impacted by semiconductor industry conditions characterized by relatively weak IC demand and excess production capacity that existed throughout fiscal year 2011 and continued into 2012 and by reduced sales to the customer discussed above. Sales to this customer amounted to $0.4 million in the nine months ended September 30, 2012 compared with $2.0 million for the same period in 2011. Sales of test handlers were $1.1 million in the nine months ended September 30, 2012 compared with $2.3 million for the same period in 2011, a decrease of 52%. Sales of change kits and spare parts were $1.0 million in the nine months ended September 30, 2012 compared with $2.4 million for the same period in 2011, a decrease of 57%. Sales of reliability test equipment products, which are driven more by technology factors and less by IC demand and production capacity, were $2.6 million in the nine months ended September 30, 2012 compared with $2.0 million for the same period in 2011, an increase of 29%. Net sales for the three months ended September 30, 2012 were $0.8 million compared with $1.5 million for the same period in 2011, a 45% decrease. The decrease was attributable primarily to lower sales of test handlers and change kits/spare parts resulting from weak industry conditions and lower sales to the customer discussed above.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit (loss) was (15.0)% of net sales in the nine months ended September 30, 2012 compared with 23.9% for the same period in 2011. Cost of goods sold included charges for excess and obsolete inventories of $2.8 million and $1.1 million in the nine months ended September 30, 2012 and 2011, respectively. In September 2012, due to general economic uncertainties and weakening business conditions in the semiconductor industry that we believed would continue into 2013, we reviewed the potential impact of a prolonged industry slowdown on our sales forecasts and on our ability to fully realize our inventories. Sales of our gravity-feed test handler products are particularly vulnerable to reduced semiconductor demand and production capacity utilization rates and we determined that the potential to realize the full value of these inventories under current conditions had been significantly reduced. Accordingly, we reduced the carrying values of certain of these inventories to their estimated net realizable values and recorded a corresponding charge of $2.8 million in cost of goods sold in the quarter ended September 30, 2012. We also recorded charges for costs related to workforce reductions of $0.1 million in each of the nine month periods ended September 30, 2012 and 2011. Excluding the charges for inventory write-downs and workforce reductions, our gross margins would have been 45.8% and 41.5% in the nine month periods ended September 30, 2012 and 2011, respectively. The margin improvement in 2012 was primarily attributable to a more favorable product mix. Test handlers, which are generally lower margin sales than reliability test equipment and spare parts/change kits, represented 23% of total net sales in the first nine months of 2012 compared with 34% for the same period in 2011. Reliability test equipment sales represented 55% of total net sales in the first nine months of 2012 compared with 30% for the same period in 2011 and spares/change kit sales represented 22% of total net sales in the first nine months of 2012 compared with 36% for the same period in 2011. Gross profit (loss) was (322.2)% of net sales in the three months ended September 30, 2012 compared with (45.6)% for the same period in 2011. Gross margin decreased in 2012 primarily due to higher charges for excess and obsolete inventories and inefficiencies associated with lower production and net sales levels, partially offset by a more favorable product mix. In fiscal year 2011 and through the first nine months of fiscal year 2012, we recorded cumulative charges for excess and obsolete inventories of $3.9 million which had a significant adverse impact on our gross margins. If actual product demand or market conditions are ultimately less favorable than those assumed in recording such write-downs, additional inventory adjustments may be required in the future, which could have a material adverse impact on our gross margins and results of operations. Conversely, if inventories that have been previously written down are ultimately sold, our gross margins and results of operations would be favorably impacted.

Selling, General and Administrative. Selling, general and administrative (S, G and A) expenses for the nine months ended September 30, 2012 were $3.4 million compared with $3.6 million for the comparable period in 2011, a decrease of 6%. The decrease in S, G & A expenses from the prior year was primarily attributable to a $0.3 million decrease in wages and share-based compensation expense resulting from reductions in personnel and a $0.1 million decrease in travel costs, partially offset by a $0.3 million increase in legal expenses. S, G and A expenses were $1.2 million in each of the three month periods ended September 30, 2012 and 2011 as a $0.2 million decrease in employee compensation and travel costs in the third quarter of 2012 was offset by a $0.2 million increase in legal expenses. Legal expenses incurred in 2012 were primarily related to defending an action brought against us by UTHE Technology Corporation as previously disclosed and to activities related to a dissident shareholders group that was formed in August 2012.

Research and Development. Research and development expenses for the nine months ended September 30, 2012 were $1.2 million compared with $2.1 million for the comparable period in 2011, a 46% decrease. The decrease from the prior year was primarily attributable to a $0.5 million decrease in employee compensation resulting from reductions in personnel and decreases of $0.2 million, $0.2 million and $0.1 million in contract services, materials and travel costs, respectively. Research and development expenses for the three months ended September 30, 2012 were $0.4 million compared with $0.9 million for the comparable period in 2011, a 59% decrease. The decrease was primarily attributable to a $0.3 million decrease in employee compensation resulting from reductions in personnel and decreases of $0.1 million in each of contract services and materials costs. Research and development expenses represented 24.7% of total net sales for the nine month period ended September 30, 2012 and 32.3% of total net sales for the comparable period in 2011. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues as was the case in the nine month periods ended September 30, 2012 and 2011.

Interest Income (expense), net. Interest income (expense), net, amounted to $3,000 and $29,000 for the nine months ended September 30, 2012 and 2011, respectively, and amounted to $1,000 and $7,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease in interest income in 2012 reflects primarily lower average invested cash balances.

Income Taxes. We recorded no income tax benefit or expense for the three and nine month periods ended September 30, 2012 and 2011. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.3 million in the nine months ended September 30, 2012. We used $1.3 million of cash to fund operating activities during this period, including our net loss of $5.2 million, partially offset by $3.0 million in non-cash expenses and $1.0 million in working capital changes. Non-cash expenses included a $2.8 million charge for excess and obsolete inventories, depreciation and amortization expense of $0.1 million and share-based compensation expense of $0.2 million. Working capital changes generating cash consisted primarily of a $0.8 million decrease in accounts receivable and a $0.6 million decrease in inventories, partially offset by a decrease of $0.2 million in accrued severance costs. Accounts receivable decreased primarily due to a decrease in net sales in the third quarter of 2012 compared with the fourth quarter of 2011. The decrease in inventories resulted primarily from management efforts to reduce our inventories of test handler-related products in 2012. Net cash flows used in investing and financing activities in the nine months ended September 30, 2012 were not significant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash balance of $3.7 million at September 30, 2012 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. As discussed above, semiconductor industry conditions weakened in the third quarter of 2012. It appears there will continue to be excess production capacity into fiscal year 2013 that will present challenges for us, in particular for sales of our test handler products. We have aggressively taken steps to reduce our expense structure in the past year, including salary reductions for our executive officers and reductions in our workforce, most recently in September 2012 when we eliminated eight employee positions. We implemented these actions in order to preserve cash during these difficult business conditions while maintaining the resources we believe we will need to respond to an industry recovery when it occurs. We have incurred and expect to incur additional legal costs in the fourth quarter of 2012 related to litigation and activities associated with a dissident shareholders group. A worsening or prolonged continuation of the industry slowdown and/or higher than anticipated legal expenses would further adversely impact our future operating results and cash flows. If needed, there can be no assurance that we would be able to obtain working capital and/or equipment financing with terms favorable to us or at all.

Item 4.	Controls and Procedures

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

AETRIUM INCORPORATED

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

UTHE Technology Corporation vs. Aetrium Incorporated et al., as previously reported in our Form 10-Q for the quarter ended June 30, 2012.

Item 1A.	Risk Factors

Except as described in our Form 10-Q for the quarter ended June 30, 2012 and our Current Reports on Form 8-K dated September 13, 2012 and November 2, 2012, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2011.

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

AETRIUM INCORPORATED
(Registrant)

Date: November 14, 2012	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

