Form 10-K
period 2012-12-31
AETRIUM INC
filed 2013-03-26
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

 Commission file number 000-22166

AETRIUM INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA		41-1439182
(State of incorporation)		(I.R.S. employer identification no.)

2350 Helen Street
North St. Paul, Minnesota	55109	(651) 770-2000
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC

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

As of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $8,215,666

As of March 15, 2013, 10,781,451 shares of Common Stock of the Registrant were outstanding.

Form 10-K

For the fiscal year ended December 31, 2012

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

We have two principal equipment product lines:

•	Test Handler Products. In terms of revenue, this has historically been our largest product line. However, since 2010 the semiconductor industry has generally operated below its full production capacity, which contributed to substantial declines in our test handler sales in 2011 and 2012. Our broad line of gravity feed test handler products incorporates thermal conditioning, contacting and automated handling technologies to provide automated handling of ICs during production test cycles. We also offer change kits to adapt our test handlers to different IC package configurations or to upgrade installed equipment for enhanced performance. Change kits can represent a significant part of our revenue.

•	Reliability Test Equipment. The primary focus of our reliability test equipment is to provide semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability. Our reliability test equipment is focused in particular on the emerging test requirements for the most advanced IC design geometries.

Test handler products accounted for 17% and 28% of our net sales in 2012 and 2011, respectively. Reliability test equipment accounted for 59% and 39% of our net sales in 2012 and 2011, respectively. Change kits and spare parts accounted for 24% and 33% of our net sales in 2012 and 2011, respectively.

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

The semiconductor industry continued to recover slowly, unevenly and hesitantly during 2010 and 2011. According to IC Insights, a semiconductor industry analyst, IC unit sales in 2010 surpassed the previous peak level of 2008. However, unit sales grew only 1% in 2011 and were flat in 2012. As a result, IC unit sales have been virtually flat for the last three years. Production capacity in place in 2010, when the last significant increase in IC unit sales occurred, easily carried the manufacturers through 2011 and 2012. Our test handler sales are sensitive to production capacity utilization rates because they can be purchased on an incremental basis and on relatively short lead times (as opposed to a wafer fabrication facility that may cost several billion dollars and require well in excess of a year to construct). Industry sources currently cite capacity utilization levels for test and assembly equipment at only 75%-80%, meaning our customer base still has the ability to ship more IC units than in the previous years without purchasing additional capital equipment. According to IC Insights, the IC unit cumulative annual growth rate (CAGR) over the last 5 year period (2007 – 2012), was an historically low rate of 4.3%. IC unit shipments have grown 2% or less in four of the last five years. IC Insights believes the five year CAGR from 2007 -2012 may be the lowest 5 year CAGR in the history of the industry. IC unit shipment growth is the one of the main drivers of our test handler business. Consequently, as the semiconductor industry generally operated below its full production capacity throughout 2011 and 2012, our customers’ requirements for our test handlers were sporadic and aimed only at new packages or new products. Very little gravity feed test handler production capacity was added in 2012. According to SEMI, bookings and billings for back end test equipment steadily declined since May 2012 through December 2012. Our performance followed the industry trend in 2012.

Demand for our reliability test products is based more upon the test requirements of emerging technologies and advanced geometry designs, and is less sensitive to short term variations in semiconductor demand. While the semiconductor industry’s general production requirements did not grow in 2011 and 2012, it nevertheless invested substantially in advancing its technologies and design geometries. Our reliability test products benefited from that investment and generated revenue in 2011 and 2012 substantially at the same level as 2010, and well ahead of 2008 and 2009 levels.

Analysts of the semiconductor industry are forecasting modest unit sales growth in 2013. Forecasters have predicted unit growth of 2% to 6% depending on growth of worldwide GDP. We are preparing for minimal growth in 2013. However, we believe our handler products are well positioned to take advantage of an increase in capital spending for test handling equipment when and as it occurs. We believe our reliability test products will continue to sell well as technology changes continue to drive our customers to invest in increasingly sophisticated reliability testing of IC designs and manufacturing processes. As previously announced, we are exploring and evaluating strategic alternatives, including, but not limited to, the potential sale of either or both of our two product lines or the entire company.

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

Test Handler Products

Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs automatically during the final test stage of the manufacturing process. ICs are loaded into the test handler from bowls, tubes, trays or strips and then, if required, transported to a temperature chamber within the test handler where they are thermally conditioned to the required testing temperature. The ICs are then inserted into or otherwise connected to a contactor, which provides an electrical connection between the IC and the tester. After testing, the test handler may sort the ICs according to test performance as provided by the tester. In some cases, additional process steps are completed by the test handler system. These include marking or inspection of the IC packages and automatic placement of the ICs into a tube, tray or tape for shipment to the end user. Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of damage to the IC during the test handling cycle.

ICs are multi-function semiconductor devices that may contain millions of individual transistors, and include microprocessors, digital signal processors, and analog and memory devices. ICs come in a wide range of sizes and package types, depending upon their application.

In the testing of ICs, the device package type being tested often dictates the type of test handler used. Small outline packages, or SOPs, constituting the largest IC package segment, have leads, or electrical contacts, extending from two sides and are typically tested with gravity feed test handlers. Micro leadless packages, or MLPs (and sometimes referred to as DFNs or QFNs), have electrical contact pads flush with the sides and bottoms of the ICs. MLPs are also tested with gravity feed test handlers, particularly for analog and linear applications, and are also tested with prober, turret based or pick-and-place test handlers. MLPs constitute one of the fastest growing new IC package types.

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

Our VMAX Series is our newest line of gravity feed test handlers, introduced in 2010. The principal advance of the VMAX Series over our other gravity feed test handler lines and our competition is a significant improvement in up time and equipment efficiency. The VMAX Series focuses on analog and logic IC applications and addresses a wide range of IC packages, including SOPs and MLPs. The VMAX Series offers a small footprint and a vertical backplane that can accommodate nearly any size of test head. We offer the VMAX Series in two, four and eight test site configurations.

Our VMAX test handler is currently in evaluation at two top analog manufacturers, and we expect to undertake additional evaluations of our VMAX test handler at other key customer and potential customer sites during the course of 2013.

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

Customers

We rely on a limited number of customers for a substantial percentage of our net sales. In 2012, our top three customers accounted for 22%, 20%, and 10% of our net sales, respectively. In 2011, our top four customers accounted for 24%, 16%, 12%, and 11% of our net sales, respectively. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive factors in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

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

We maintain sales and service locations in North St. Paul, Minnesota, and Kuala Lumpur, Malaysia. As of December 31, 2012, we had domestic independent sales representatives located in Texas, and international independent sales representatives or distributors located in the United Kingdom, France, Germany, Italy, Republic of Korea, Japan, Taiwan, China, Thailand, Malaysia, Singapore and the Philippines.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our independent sales representatives, international distributors and direct salespeople.

International shipments accounted for 81% and 68% of our net sales in 2012 and 2011, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites.

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

In 2012 and 2011, our expenses relating to research and development were approximately $1.4 million and $2.5 million, respectively, or 22% and 28% of our net sales, respectively. Over time, our objective is to invest approximately 12% to 15% of our net sales in research and development. However, the percentage may be higher in periods of relatively low sales, as was the case in 2012 and 2011.

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

Employees

As of December 31, 2012, we had 36 employees, two of whom were part-time. They consisted of 11 in manufacturing, 10 in engineering and product development, 8 in sales, marketing and customer service, and 7 in general administration and finance. None of our employees are represented by a labor union or are subject to any collective bargaining agreement. We have never experienced a work stoppage, and we believe that our employee relations are satisfactory.

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

Market Fluctuations in the Semiconductor Industry

Our business and results of operations depend upon capital expenditures by manufacturers of ICs. As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns that often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. The worldwide financial collapse that became apparent by the end of the third quarter of 2008 resulted in an unprecedented downturn in the semiconductor industry and in the semiconductor equipment industry. Since then there has been a slow, uneven and hesitant recovery. Nevertheless, for most of that period we have been generating operating losses and negative cash flows because of low revenue levels. There can be no assurance that this trend of industry recovery will continue and result in increased and self-sustaining levels of revenues for the company.

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

Reliance on Significant Customers

We rely on a limited number of customers for a substantial percentage of our net sales. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have a negative impact on our operating results. For example, during fiscal years 2010 and 2011 one of our historically largest test handler customers was transitioning from four-site to eight-site testing and conducted equipment evaluations of competing test handlers and other methods of IC handling. In April 2012, this customer informed us that it would not be buying eight-site test handlers from us in the future. Although we have continued to be a supplier to this customer, we believe future sales to this customer are likely to be substantially lower than in past years.

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

Fixed Cost Constraints on Reduction of Expenses

Many of our expenses, particularly those relating to properties, capital equipment and certain manufacturing overhead items, are fixed in the short term. Reduced demand for our products and services causes our fixed production costs to be allocated across reduced production volumes, which negatively affects our gross margins and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing customer base. At our current levels of revenues, because of our costs that are fixed at least in the short term, we cannot operate profitably. Accordingly, our ability to operate profitably is dependent at least in the short term upon increased revenues.

Impact of Cost Reduction Actions

In the event of a sustained downturn and continuing decline in our revenues, we may implement cost reduction actions, such as workforce reductions, pay freezes and reductions, and reductions in other expenditures. In fact we have reduced our workforce by almost 50% since September 2011 in response to the prolonged downturn in the semiconductor industry. In doing so, we attempted to maintain the necessary infrastructures to allow us to take full advantage of subsequent improvements in conditions. However, there can be no assurance that reductions we have made or may make in personnel and expenditure levels and the loss of the capabilities of personnel we have terminated or may terminate would not inhibit us in the timely completion of product development efforts, the effective service of and responsiveness to customer requirements, and the timely ramp up of production in response to improving market conditions. In addition, we have substantially exhausted cost reductions as a means of balancing declining revenues, and at our current levels of revenues we cannot achieve profitability or positive cash flows through further variable cost reduction actions.

Limited market liquidity of our common stock

The limited market liquidity of our common stock could impact the ability of our shareholders to purchase and sell larger blocks, the attractiveness of our stock to institutional investors, and the market value of our common stock. The daily public trading volume in our stock is generally low, averaging less than 20,000 shares per day in fiscal year 2012. Therefore, shareholders wishing to purchase or sell larger blocks of stock may not be able to do so quickly, and the disposal by any shareholder of a significant quantity of our stock could adversely affect the sale price in the marketplace. In addition, institutional investors often have policies limiting their investment in stock that is illiquid, and many institutional investors may choose not to purchase or hold our stock because of the inability to dispose of it. Limited institutional interest has had and may continue to have an adverse impact on the liquidity of our common stock.

Listing Requirements of the NASDAQ Stock Market

To maintain our listing on the NASDAQ Stock Market we must satisfy certain minimum financial and other continued listing standards, including a $1.00 per share minimum bid price. On October 30, 2012, the NASDAQ notified us that we no longer comply with the minimum bid price rule. We have at least until April 29, 2013, to regain compliance with the minimum bid price rule, and if we meet certain requirements, we may be granted an additional 180 day period to comply. If we do not regain compliance with the minimum bid price rule in the requisite time period, then NASDAQ will notify us that our common stock will be delisted. At that time, the Company may appeal NASDAQ's determination.

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

Experienced and Qualified Senior Management Team

Our success will continue to depend to a significant extent on our executive management team and the ability of other key management personnel to replace executives who retire or resign. In November 2011, Mr. Levesque returned from retirement to the positions of president and chief executive officer on an interim basis until a new chief executive officer is appointed. We may not be able to retain Mr. Levesque for as long as it may require to recruit a new chief executive officer and we may not be able to retain our other executive officers and key personnel or attract additional qualified management personnel to replace executives who retire or resign. Failure to retain our leadership team and attract and retain new leadership and other important personnel could lead to ineffective management and operations, which could materially and adversely affect our business and operating results.

Potential Impacts of Exploring Strategic Alternatives

We are presently exploring and evaluating strategic alternatives, including, but not limited to, the potential sale of either or both of our two product lines, a sale, merger, or other business combination involving the entire company, a recapitalization, a joint venture arrangement, or the continued execution of our business plans. There is no set timetable for completion of this process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our board of directors has approved a specific transaction or otherwise deems disclosure appropriate.  There can be no assurance as to whether any such transaction will be pursued or consummated or, if implemented, the degree to which any pursued strategy would be successful. We may also incur substantial costs in connection with the pursuit of strategic alternatives that are not ultimately consummated. Despite our efforts to avoid or minimize any disruption to our business, these activities may be distracting to management and unsettling to our current and prospective employees, suppliers, customers and other business partners. In addition we may encounter difficulty in finding buyers on acceptable terms in a timely manner, and if any portion or all of our business is sold or otherwise dispositioned, we could incur unexpected costs and liabilities, we may not realize the full carrying value of related assets, and/or the subsequent performance of a dispositioned business may exceed expectations. Any of these outcomes could have a material adverse impact on our financial condition, operating results and/or cash flows.

In addition, we have in the past and may in the future pursue acquisitions of complementary technologies, product lines or businesses. In addition to the risks associated with any such business that may be acquired, future acquisitions may result in potentially dilutive issuances of equity securities, the use of our cash or incurrence of debt that may reduce our ability to meet future capital expenditure and working capital requirements, the incurrence of amortization expense and/or valuation adjustments associated with goodwill and intangible assets that would reduce our profitability, difficulties in the assimilation of the operations and products of the acquired business, and diversion of management’s attention from other business concerns.

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

Risks Inherent in our International Sales

International sales have and are expected to continue to represent a significant portion of our total net sales. As a result, our business is subject to a number of risks inherent in conducting business internationally such as meeting special technical standards, special regulatory requirements, export restrictions, political instability, terrorism, and natural disasters, any of which could adversely impact our operating results. In addition, our international sales are generally transacted in U.S. dollars and, accordingly, are not subject directly to risks associated with foreign currency fluctuations. However, significant fluctuations in the value of the U.S. dollar relative to other currencies could have an impact on the price competitiveness of our products relative to foreign competitors and have an adverse impact on our sales, margins and results of operations.

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

Impact of Legal Actions Brought Against Us

As described in Item 3 below, we are a defendant in a lawsuit filed by UTHE Technology Corporation. We believe this lawsuit is without merit and intend to vigorously defend ourselves against all of the allegations in the complaint. However, an unfavorable outcome and/or the costs associated with this and/or other legal proceedings could have a material adverse effect on our operating results and cash flows.

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

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against Aetrium and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on UTHE’s allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that Aetrium and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against Aetrium and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving Aetrium or the Sales Manager.  Aetrium received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against Aetrium and the Sales Manager and to lift the stay, which the court granted. UTHE filed an amended complaint in July 2012, reasserting its original claims and adding an unfair competition claim under California’s Business and Professions Code section 17200 et seq. As a result of a motion to dismiss UTHE’s claims, filed by Aetrium in August 2012, the court dismissed UTHE’s federal securities fraud claim. We do not believe that the claims asserted in this matter have any merit and intend to vigorously defend the action against all of UTHE’s remaining claims. While it is not possible to predict the outcome of these legal proceedings, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

On November 29, 2012, a group of activist shareholders filed a lawsuit against Aetrium in Minnesota state court seeking a preliminary injunction regarding the interpretation of our bylaws in connection with a special shareholders meeting held in November 2012 at which the shareholder group sought to remove our then current board of directors (“incumbent directors”) and replace them with a slate of their own directors. The court denied the preliminary injunction and Aetrium filed a counterclaim against the shareholder group seeking a declaration from the Court that its interpretation of the bylaws was accurate. On January 31, 2013, we entered into a settlement agreement with the shareholder group resolving all of the shareholders’ claims and our counterclaims. Pursuant to the terms of the settlement agreement, five of the activist shareholders joined our board of directors, bringing the total number of directors to eleven, and we agreed to pay $85,000 to the shareholder group as part of the settlement. This payment was covered under our directors and officers insurance policy and was paid by our insurance carrier. Effective March 13, 2013, Aetrium, the incumbent directors and the shareholder group amended the settlement agreement such that the total number of directors was reduced to six and our board was reconstituted to include three of the incumbent directors and three members from the shareholder group. In addition, the parties agreed that our Annual Shareholders’ Meeting would be held on September 16, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, their ages and the offices they held as of March 15, 2013 are as follows:

Name	Age	Position

Joseph C. Levesque	68	President, Chief Executive Officer and Chairman

Paul H. Askegaard	61	Treasurer

Timothy G. Foley	53	Vice President and General Manager— Test Handler Products

Timothy A. McMullen	45	Vice President and General Manager— Reliability Test Systems

Gary A. Quasabart	53	Vice President — Worldwide Sales and Service—Test Handler Products

Daniel M. Koch	59	Vice President — Marketing

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

Mr. Askegaard has served as our treasurer since February 1992 and as our principal financial and accounting officer since March 2001. From October 1986 to February 1992, Mr. Askegaard served as our corporate controller.

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

Mr. Koch has served as our vice president – marketing since October 2012. From September 2010 until September 2012, Mr. Koch served as a Senior Account Manager for Delta Design – Rasco, a manufacturer of test handlers. From March 1991 to August 2010, Mr. Koch served as our vice president - worldwide sales. From March 1990 to March 1991, Mr. Koch served as the vice president of sales of Summation, Inc., a company involved with the testing of PC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as vice president of sales of Micro Component Technology, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “ATRM.” The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on The Nasdaq Capital Market. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2012	High	$0.94	$0.85	$1.14	$0.96
	Low	$0.71	$0.55	$0.66	$0.43

Fiscal 2011	High	$2.19	$1.98	$1.82	$1.26
	Low	$1.60	$1.56	$1.10	$0.60

Holders

As of March 15, 2013, there were 109 shareholders of record. We estimate that an additional 1,700 shareholders beneficially own stock held for their accounts at brokerage firms and financial institutions.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

We did not have any unregistered sales of equity securities during fiscal year 2012.

Issuer’s Purchases of Equity Securities

We did not make any purchases of our common stock during the fourth quarter of fiscal 2012.

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

The worldwide financial crisis and economic recession that began to unfold in 2008 led to a significant decrease in the sales of electronic products and one of the most severe downturns ever in our industry. Industry conditions improved slowly and unevenly in 2009 and 2010. Many IC manufacturers expanded their production capacity during 2010. However, by the end of the year, IC demand had weakened and IC production decreased significantly late in the year. Despite the industry slowdown late in the year, Aetrium’s net sales increased consistent with the added capacity within the industry to $16.3 million in 2010, compared with net sales of $8.6 million in fiscal year 2009.

In 2011, worldwide economic uncertainty contributed to relatively flat and inconsistent business conditions in the semiconductor industry. IC production growth resumed in the first half of 2011 but leveled off in the third quarter and then decreased significantly in the fourth quarter, having never surpassed the peak production levels of 2010. As a result, many manufacturers operated at less than full capacity throughout the year and many semiconductor equipment manufacturers experienced reduced sales in 2011 compared with 2010. Sales of our test handler products decreased significantly in 2011 as many of our customers operated with excess production capacity throughout the year and required new equipment for only their fastest growing products. During 2011, one of our largest test handler customers was conducting an evaluation of eight-site gravity-feed test handlers, including our new VMAX test handler. During the evaluation process, this customer purchased initial units of our VMAX test handler and related change kits in the first half of 2011 but did not purchase any test handlers from us in the second half of the year as industry conditions weakened. Sales of our reliability test equipment and change kits/spare parts increased slightly in 2011 despite the generally weak industry conditions. Our total sales declined from $16.3 million in 2010 to $9.0 million in 2011 as a result of a 75% decrease in test handler sales.

Generally weak semiconductor industry conditions characterized by high inventories and excess production capacity continued into 2012. IC production levels increased in the second quarter of 2012, but did not reach the peak levels attained in 2010. In the third quarter of 2012, many IC manufacturers, including some of our customers, reported weakening business conditions and responded by reducing IC production and delaying equipment purchases. Our net sales were relatively flat in the first half of the year, amounting to $3.9 million, and then decreased to $2.3 million in the second half of the year as industry conditions weakened further.

In April 2012, the customer discussed above informed us that it had completed its test handler evaluations and had selected another supplier for its eight-site gravity-feed test handler requirements. Although we have continued to be a supplier to this customer, we believe future sales to this customer in the near term are likely to continue to be substantially lower than in past years.

Industry analysts and most of our customers have indicated that they expect industry conditions to remain weak through the first half of 2013. Some of our customers have indicated they are experiencing capacity utilization rates below 70%. This suggests that IC production levels must increase appreciably to absorb the excess capacity and lead to meaningful increases in the purchases of production-based equipment, which we believe will not likely transpire until mid-2013. A worsening or prolonged continuation of the slowdown in our industry would likely further adversely impact the demand for and prices of our products, in particular our test handler products, and adversely affect our future operating results and cash flows.

Results of Operations:

Selected statement of operations data for 2012 and 2011 were as follows:

	2012		2011
Net sales	$6,241	100.0%	$9,009	100.0%
Cost of goods sold	6,162	98.7	6,203	68.9
Gross profit	79	1.3	2,806	31.1
Operating expenses:
Selling, general and administrative	4,811	77.1	5,101	56.6
Research and development	1,382	22.2	2,487	27.6
Total operating expenses	6,193	99.3	7,588	84.2
Loss from operations	$(6,114)	(98.0)%	$(4,782)	(53.1)%

Net Sales:

Our net sales by product line and as a percentage of total sales for 2012 and 2011 were as follows (dollars in thousands):

	2012		2011
Test handler products	$1,075	17%	$2,518	28%
Reliability test equipment products	3,645	59	3,559	39
Change kits and spare parts	1,521	24	2,932	33
Total	$6,241	100%	$9,009	100%

Net sales were $6.2 million in 2012 compared with $9.0 million in 2011, a 31% decrease. Sales of our test handlers, change kits and spare parts continued to be impacted by semiconductor industry conditions characterized by relatively weak IC demand and excess production capacity that existed throughout fiscal year 2011 and 2012 and by reduced sales to an historically significant customer that selected another supplier for its eight-site test handling requirements. Sales to this customer amounted to $0.6 million in 2012 compared with $2.2 million in 2011. Sales of test handlers were $1.1 million in 2012 compared with $2.5 million in 2011, a decrease of 57%. Sales of change kits and spare parts were $1.5 million in 2012 compared with $2.9 million in 2011, a decrease of 48%. Sales of reliability test equipment products, which are driven more by technology factors and less by IC demand and production capacity, were $3.6 million in both 2012 and 2011.

Gross Profit:

Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory write downs, and the utilization of manufacturing capacity associated with varying production levels. Gross profit was 1.3% of net sales in 2012 compared with 31.1% in 2011. Our gross margin decreased in 2012 primarily due to inefficiencies associated with lower production and net sales levels and due to higher charges for excess and obsolete inventories. Cost of goods sold included charges for excess and obsolete inventories of $2.8 million and $1.1 million in 2012 and 2011, respectively. In September 2012, due to general economic uncertainties and weakening business conditions in the semiconductor industry that we believed would continue into 2013, we reviewed the potential impact of a prolonged industry slowdown on our sales forecasts and on our ability to fully realize our inventories. Sales of our gravity-feed test handler products are particularly vulnerable to reduced semiconductor demand and production capacity utilization rates and we determined that the potential to realize the full value of these inventories under then current conditions had been significantly reduced. Accordingly, we reduced the carrying values of certain of these inventories to their estimated net realizable values and recorded a corresponding charge of $2.8 million in the quarter ended September 30, 2012. The adverse impacts of lower sales volumes and higher charges for excess and obsolete inventories on gross margin in 2012 were partially offset by a more favorable product mix. Test handlers, which are generally lower margin sales than reliability test equipment and spare parts/change kits, represented 17% of total net sales in 2012 compared with 28% in 2011. Sales of reliability test equipment, which are our highest margin products, represented 59% of total net sales in 2012 compared with 39% in 2011 and spares/change kit sales represented 24% of total net sales in 2012 compared with 33% in 2011. In fiscal years 2011 and 2012, we recorded cumulative charges for excess and obsolete inventories of $3.9 million which had a significant adverse impact on our gross margins. If actual product demand or market conditions are ultimately less favorable than those assumed in recording such write-downs, additional inventory adjustments may be required in the future, which could have a material adverse impact on our gross margins and results of operations. Conversely, if inventories that have been previously written down are ultimately sold, our gross margins and results of operations would be favorably impacted.

Selling, General and Administrative Expenses:

Selling, general and administrative, or SG&A, expenses consist primarily of employee compensation and related costs, sales commissions and travel costs. SG&A expenses were $4.8 million in 2012 compared with $5.1 million in 2011, a decrease of 6%. The decrease in S,G&A expenses from the prior year was primarily attributable to a $0.5 million decrease in wages, severance charges and share-based compensation expense resulting from reductions in personnel, a $0.2 million decrease in commissions and warranty costs due to lower sales, and a $0.2 million decrease in travel costs, partially offset by a $0.7 million increase in legal expenses. Legal expenses incurred in 2012 were primarily related to defending an action brought against us by UTHE Technology Corporation and to activities in the second half of the year related to an activist shareholders group that sought to remove our then current board of directors and replace them with a slate of their own directors.

Research and Development Expenses:

Research and development expenses were $1.4 million in 2012 compared with $2.5 million in 2011, a decrease of 44%. The decrease from the prior year was primarily attributable to a $0.7 million decrease in employee compensation resulting from reductions in personnel and decreases of $0.2 million, $0.2 million and $0.1 million in contract services, materials and travel costs, respectively. Research and development expenses represented 22.2% of total net sales in 2012 and 27.6% of total net sales in 2011. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues as was the case in 2012 and 2011.

Interest Income:

Interest income amounted to approximately $9,000 and $34,000 in 2012 and 2011, respectively. These amounts consisted primarily of interest income from the investment of excess funds. The decrease in interest income in 2012 resulted primarily from lower average invested cash balances.

Interest Expense:

Interest expense was approximately $6,000 in 2012 and was related to a capital lease agreement we executed in February 2012 for the acquisition of certain data processing equipment.

Income Taxes:

We recorded no income tax expense or benefit in fiscal years 2012 or 2011. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources:

Cash and cash equivalents decreased by approximately $2.0 million in the year ended December 31, 2012 to approximately $3.0 million. We used $1.9 million of cash to fund operating activities during the year, including our net loss of $6.1 million, partially offset by $3.1 million in non-cash expenses and $1.1 million in working capital changes. Non-cash expenses included $2.8 million of charges for excess and obsolete inventories, depreciation expense of $0.1 million and share-based compensation expense of $0.2 million. Working capital changes generating cash consisted primarily of a $0.9 million decrease in accounts receivable and a $0.8 million decrease in inventories, partially offset by decreases of $0.3 million, $0.2 million and $0.1 million in accrued severance costs, accrued retirement obligations and accrued commissions, respectively. Accounts receivable decreased primarily due to a decrease in net sales in the fourth quarter of 2012 compared with the fourth quarter of 2011. The decrease in inventories resulted primarily from management efforts to reduce our inventories of test handler-related products in 2012. Net cash flows used in investing and financing activities were not significant in fiscal year 2012.

Cash and cash equivalents decreased by approximately $5.0 million in the year ended December 31, 2011 to approximately $5.0 million. We used $5.0 million of cash to fund operating activities during the year, including our net loss of $4.7 million and $1.7 million in working capital changes, partially offset by $1.5 million in non-cash expenses. Non-cash expenses included $1.1 million in charges for excess and obsolete inventories, depreciation expense of $0.1 million and share-based compensation expense of $0.3 million. Working capital changes using cash consisted primarily of a $0.5 million increase in accounts receivable and a $1.5 million increase in inventories, partially offset by a $0.3 million increase in accrued severance costs. Accounts receivable increased due to an increase in net sales in the fourth quarter of 2011 compared with the fourth quarter of 2010, and the timing of collections. The increase in inventories resulted from an increase in inventories related to our new VMAX eight-site test handler to meet anticipated sales demand and evaluation unit requirements for potential new accounts. Net cash flows from investing and financing activities were not significant in fiscal year 2011.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash balance of $3.0 million at December 31, 2012 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. As discussed above, semiconductor industry conditions were relatively weak in 2011 and 2012 and deteriorated further in the second half of fiscal year 2012. It appears there will continue to be excess production capacity well into fiscal year 2013 that will present challenges for us, in particular for sales of our test handler products. We have aggressively taken steps to reduce our expense structure during this prolonged downturn, including salary reductions for our executive officers, pay freezes and reductions in our workforce. We implemented these actions in order to preserve cash during these difficult business conditions while maintaining the resources we believe we will need to respond to an industry recovery when it occurs. In the fourth quarter of 2012, we incurred costs of approximately $0.5 million related to activities associated with an activist shareholders group and defending the company in a legal action brought by UTHE Technology Corporation (UTHE). Pursuant to the terms of a settlement agreement entered into with the activist shareholder group in January 2013, five members of the shareholder group joined our board and we agreed to pay the group $85,000 which amount was covered under our directors and officers insurance policy and was paid by our insurance carrier. In March 2013, the settlement agreement was amended such that our board was reduced to six members including three members from the shareholder group and three of our incumbent directors. We continue to incur significant legal costs in connection with the UTHE litigation. A worsening or prolonged continuation of the industry slowdown and/or higher than anticipated legal expenses would further adversely impact our future operating results and cash flows. There can be no assurance that our existing cash reserves or funds generated from operations will be sufficient to avoid liquidity issues or, if needed, that we would be able to obtain working capital and/or equipment financing with terms favorable to us or at all.

Off-Balance Sheet Arrangements:

We did not have any off-balance sheet arrangements as of December 31, 2012 or 2011.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, title and risk of loss have passed to the customer, delivery has occurred or service has been rendered, and collection of the related receivable is reasonably assured. Revenue on spare parts and change kits is generally recognized upon shipment. In some circumstances, revenue on equipment sales is recognized subsequent to shipment. For example, equipment sales contracts may specify that customer acceptance criteria be met. In such cases, revenue for established equipment products that have previously met a customer’s acceptance criteria is generally recognized upon shipment, provided the equipment meets our final test requirements that we believe substantially demonstrate conformance to the customer’s acceptance criteria. However, revenue for equipment products that are newly designed or otherwise lack a reliable history of customer acceptance is deferred until objective evidence of customer acceptance has been obtained. In situations where equipment contracts include significant post-shipment obligations to be performed by us, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. For arrangements containing multiple elements that have stand-alone value, which may include services such as installation and/or training in addition to equipment delivery, the consideration is allocated to each element based on their relative selling prices at the inception of the arrangement and revenue is recognized for each element when the revenue recognition criteria applicable to each element have been met. Due to the nature of our products, vendor specific objective evidence and third party evidence of the selling prices of the individual elements are typically not available, so we generally estimate selling prices of the individual elements. Post-shipment obligations, if any, are typically completed within a short period following equipment delivery. Due to the high selling prices of certain types of equipment, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our reported operating results.

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

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand. We evaluate potential excess and obsolete inventory exposures by reviewing historical usage, anticipated demand based on current and projected market conditions and other factors. Projected market conditions are determined primarily based on our analysis of forecasts by industry analysts and discussions with our customers, distributors and sales representatives. We also evaluate inventories for potential excess and obsolescence due to engineering design changes and the impact of new products. If actual product demand or market conditions are less favorable than those assumed, additional inventory adjustments may be required, which could have a material adverse impact on our gross margins and results of operations. Conversely, if inventories that have been previously written down are ultimately sold, our gross margins and results of operations would be favorably impacted. In cases where our analysis indicates that a portion of our inventories may not be utilized within a year, we classify such inventories as noncurrent assets in our consolidated balance sheet.

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

Disclosure Controls and Procedures:

Our chief executive officer, our chief administrative officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting:

Aetrium’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our chief executive officer, our chief administrative officer and our treasurer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors of the Registrant

The following table sets forth certain information as of March 15, 2013 regarding our directors:

Name	Age	Principal Occupation	Director Since

Joseph C. Levesque	68	Chairman of the Board of Aetrium Incorporated	1986

Darnell L. Boehm	64	Principal of Darnell L. Boehm & Associates	1986

Douglas L. Hemer	66	Secretary of Aetrium Incorporated	1986

Jeffrey E. Eberwein	42	Chief Executive Officer of Lone Star Value Investors, LLC	2013

Richard K. Coleman, Jr.	56	President of Rocky Mountain Venture Services	2013

Galen Vetter	61	Private Investor	2013

Joseph C. Levesque has served as president, chief executive officer and chairman of our board since 1986, except that Mr. Levesque stepped down as president in October 2009 and resumed the position in November 2011, and he retired as chief executive officer in December 2010 and resumed the position in November 2011. From 1973 to 1986, Mr. Levesque served in various capacities and most recently as executive vice president of Micro Component Technology, Inc., a manufacturer of semiconductor testers and test handlers. Mr. Levesque’s long history with the semiconductor equipment industry and his long history as our chief executive officer make his participation on our board very valuable in all aspects of our operations and board considerations.

Darnell L. Boehm served as our chief financial officer and secretary from 1986 until May 2000, and has served as one of our directors since 1986. From December 1994 until July 1995, Mr. Boehm had also assumed executive management responsibilities for our former Poway, California operations. Mr. Boehm has been the principal of Darnell L. Boehm & Associates, a management consulting firm, for more than five years. Mr. Boehm is also a director of Rochester Medical Corporation, a publicly held company. Mr. Boehm serves on the compensation committee and is chairman of the audit committee of Rochester Medical Corporation. Mr. Boehm’s deep financial expertise, which includes several years experience as a certified public accountant and several chief financial officer or chief executive officer positions in addition to his services to the company, provides particular value to our board in addition to his insights from his years of executive management services to the company.

Douglas L. Hemer has served as one of our directors since 1986, and has served as our secretary since May 2000. He served as our chief administrative officer from March 2001 until his retirement from that position in December 2012. He served as our group vice president from August 1998 to March 2001, as the president of our former Poway, California semiconductor test handler operations from February 1997 to August 1998 and as our chief administrative officer from May 1996 until February 1997. Mr. Hemer was a partner in the law firm of Oppenheimer Wolff & Donnelly LLP for more than 15 years before joining Aetrium. Mr. Hemer’s long history of legal services to a wide range of corporate transactions with manufacturing and technology oriented companies provides particular value to our board in addition to his insights from his years of executive management services to the company.

Jeffrey E. Eberwein joined our board of directors in January 2013. He is the founder and chief executive officer of Lone Star Value Investors, LLC, an investment firm. Prior to founding Lone Star in January 2013, Mr. Eberwein was a private investor from December 2011 to December 2012. He was a portfolio manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is chairman of the board of Digirad, Inc. and is also a director of The Goldfield Corporation, NTS, Inc., and On-Track Innovations, Ltd., all of which are public companies. Mr. Eberwein serves on the corporate governance/nominating and compensation committees of NTS, Inc. and the audit and compensation committees of On-Track Innovations, Ltd. Mr. Eberwein is also the treasurer and serves on the executive committee of the Board of Hope for New York, a 501(c)(3) organization dedicated to serving the poor in New York City. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with high honors from The University of Texas at Austin. Mr. Eberwein brings to our board twenty years of Wall Street experience and valuable public company and financial expertise, gained from both his employment history and directorships.

Richard K. Coleman, Jr. joined our board of directors in January 2013. Since 1998, he has been president of Rocky Mountain Venture Services which he founded to focus his investment and consulting activities on the unique needs of new or troubled technology companies. His deep operational experience includes chief operating officer and chief executive officer positions in high growth companies in extremely competitive markets. Mr. Coleman has extensive experience evaluating market requirements, overseeing research and development programs, and turning around troubled companies. In addition, Mr. Coleman has served in executive and board positions for numerous public and private companies. He is also a director of NTS, Inc. and On Track Innovations, Ltd., both public companies. He serves as chairman of the Technology Strategy Committee at NTS, Inc. Mr. Coleman is a graduate of the USAF Academy and the USAF Communications Systems Officer School and also earned an MBA from Golden Gate University.   Mr. Coleman’s 30 years’ broad experience in leading technology companies provides particular value to our board.

Galen Vetter joined our board of directors in January 2013. He is currently a private investor and professional corporate director.  In his career Mr. Vetter served as president of Rust Consulting, Inc. (December, 2008-May, 2012) as global chief financial officer of Franklin Templeton Investment Funds (April, 2004- November, 2008) and in numerous roles at McGladrey (June, 1973- March, 2004). Since January, 2009 Mr. Vetter has served as a member on the Advisory Board of Directors of Land O’Lakes and, since 2010, has served as a director of ProfitSee. Mr. Vetter is a licensed certified public accountant (inactive). Mr. Vetter is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. Mr. Vetter received his Bachelor of Science degree from the University of Northern Iowa. Mr. Vetter brings to our board diverse management experience including financial, analytical, information management, strategy and team development.  In addition to Mr. Vetter’s extensive financial experience, our board benefits from Mr. Vetter’s enterprise risk management and international business experience.

Executive Officers of the Registrant

The information under the caption “Item 4A. Executive Officers of the Registrant” located elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such reports furnished to us and written representations, we believe that for the year ended December 31, 2012, none of our directors, executive officers or beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act except as follows: due to inadvertence by the company, Joseph C. Levesque, chairman of our board of directors and our chief executive officer, was late filing four Form 4s related to purchases and sales of our common stock by two educational trusts for Mr. Levesque’s grandchildren, of which he is trustee; due to inadvertence by the company, Paul H. Askegaard, Timothy G. Foley, Timothy A. McMullen, and Gary A. Quasabart, all executive officers, were each late filing one Form 4 related to a stock option grant; due to inadvertence by the company, Daniel M. Koch, an executive officer, was late filing one Form 3 and one Form 4 related to a stock option grant; due to inadvertence, Archer Advisors, LLC (“Archer”), beneficial owner of greater than 10% of our common stock, was late filing one Form 3, and Form 4s related to eighty-six transactions executed after Archer became subject to Section 16 reporting requirements. Such late filings were discovered only upon Archer becoming a member of Concerned Aetrium Shareholders on August 9, 2012. Required forms were filed by Archer on August 13 - 14, 2012.

Identification of Audit Committee; Audit Committee Financial Experts

The current members of the Audit Committee are Messrs. Boehm, Eberwein and Vetter. Messrs. Eberwein and Vetter were appointed to serve on the committee effective March 13, 2013. Mr. Boehm serves as Chairman of the Audit Committee. Terrence W. Glarner, Daniel A. Carr and Charles B. Westling served as members of our Audit Committee during all of fiscal year 2012 and in 2013 until they resigned effective March 13, 2013. All current members of the Audit Committee are and all committee members who served during fiscal years 2012 and 2013 were independent as defined under the Nasdaq listing standards and the rules and regulations of the SEC. The board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC, based on their past business experience and financial certifications.

Code of Ethics

Effective February 18, 2004, the board formally adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures and is intended to ensure to the greatest extent possible that Aetrium’s business is conducted in a consistently legal and ethical manner. The Code is consistent with how we have always conducted our business and applies to all of our directors, officers and other employees, including our principal executive officer and principal financial and accounting officer. We have posted the Code on our website at www.aetrium.com. We intend to promptly disclose any grant of waivers from or amendments to a provision of the Code on our website following such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation of Non-Employee Directors

The following table sets forth the cash and non-cash compensation for our fiscal year ended December 31, 2012 awarded to or earned by our directors other than our named executive officers.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Darnell L. Boehm	—	—	12,500	—	—	10,980	23,480

Terrence W. Glarner	—	—	12,500	—	—	—	12,500

Daniel A. Carr	—	—	7,500	—	—	16,023	23,523

Charles B. Westling	—	—	7,500	—	—	—	7,500

(1)	Messrs. Glarner, Carr and Westling served as members of our board of directors during all of fiscal year 2012 and in 2013 until they resigned effective March 13, 2013.

(2)	The fair value of option awards are computed in accordance with FASB ASC Topic 718, "Compensation - Stock Compensation," (ASC 718) but exclude the impact of assumed forfeiture rates. Represents the grant date fair value of a stock option award granted in fiscal year 2012. At December 31, 2012, there were options for the purchase of 75,000 shares of our common stock outstanding to each of Messrs. Boehm, Glarner, Carr and Westling.

(3)	Represents premiums and health reimbursement account contributions paid for Mr. Boehm and his family and Mr. Carr and his family under our medical and dental group insurance programs.

Directors’ Fees. Our directors receive no cash compensation for their services as members of our board, although their out-of-pocket expenses incurred on our behalf are reimbursed.

Option Grants. All of our directors were eligible for grants of options under our 2003 Plan which terminated on February 28, 2013. As disclosed in the “Compensation of Non-Employee Directors” schedule above, in March 2012 and pursuant to the 2003 Plan, we granted to each of Messrs. Boehm and Glarner five-year options to purchase 50,000 shares of our common stock and to each of Messrs. Carr and Westling five-year options to purchase 30,000 shares of our common stock, all at an exercise price of $0.775 per share. As disclosed in the “Executive Compensation and Other Benefits” section below, in March 2012 and pursuant to the 2003 Plan, we also granted five-year options to Messrs. Levesque and Hemer to purchase 100,000 shares and 80,000 shares of our common stock, respectively, at an exercise price of $0.775 per share. The exercise price of all such options is equal to the fair market value of the common stock on the date of grant. One-half of all such options vest ratably over twelve months and one-half of such options vest ratably over forty-eight months from date of grant.

Executive Compensation and Other Benefits

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2012 and December 31, 2011 awarded to or earned by our chief executive officer and our two other most highly compensated executive officers whose total compensation exceeded $100,000. The executive officers named in the chart below are referred to as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Joseph C. Levesque,	2012	17,962	—	—	25,000	—	—	122,038	165,000
President and Chief	2011	4,015	—	—	—	—	—	21,713	25,728
Executive Officer

Douglas L. Hemer,	2012	135,887	—	—	20,000	—	—	—	155,887
Chief Administrative	2011	202,241	—	—	—	—	—	—	202,241
Officer and Secretary

Paul H. Askegaard,	2012	138,280	—	—	18,000	—	—	—	156,280
Treasurer	2011	143,048	—	—	—	—	—	—	143,048

(1)	Mr. Levesque retired as chief executive officer effective December 31, 2010, and resumed the positions of president and chief executive officer effective November 28, 2011. Mr. Hemer retired from the position of chief administrative officer effective December 31, 2012.

(2)	The fair value of option awards are computed in accordance with FASB ASC Topic 718, "Compensation - Stock Compensation," (ASC 718) but exclude the impact of assumed forfeiture rates. Represents the grant date fair value of stock option awards granted in fiscal year 2012. No stock option awards were granted in fiscal year 2011.

(3)	For 2012, represents the fair value of deferred compensation earned by Mr. Levesque, payable in 2013. For 2011, includes premiums and health reimbursement account contributions of $12,266 paid for Mr. Levesque and his family under our director medical and dental group insurance programs for the portion of the year prior to when Mr. Levesque resumed the positions of president and chief executive officer. Also includes $9,447 in fair value of deferred compensation earned by Mr. Levesque after he resumed the positions of president and chief executive officer, payable in 2013. See “Deferred Compensation Arrangement” below.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Joseph C. Levesque	30,000	—		—	2.2175	4/30/2013
	8,750	6,250	(1)	—	2.35	8/26/2015
	46,875	53,125	(2)	—	0.775	3/19/2017

Douglas L. Hemer	30,000	—		—	2.2175	4/30/2013
	8,750	6,250	(1)	—	2.35	8/26/2015
	37,500	42,500	(2)	—	0.775	3/19/2017

Paul H. Askegaard	25,000	—		—	2.2175	4/30/2013
	17,500	12,500	(1)	—	2.35	8/26/2015
	25,781	29,219	(2)	—	0.775	3/19/2017
	1,302	23,698	(3)	—	0.52	11/20/2017

(1)	The stock option was granted on August 26, 2010. Assuming continued employment or service with us, 312.5 shares for each of Messrs. Levesque and Hemer become exercisable on the 26th day of January, 2013 and each month thereafter through August 26, 2014. The stock option for Mr. Askegaard became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(2)	The stock option was granted on March 19, 2012. Assuming continued employment or service with us, the stock option becomes exercisable as follows: for Mr. Levesque, 5,208.33 shares become exercisable on each of January 19, 2013, February 19, 2013, and March 19, 2013 and 1,041.67 shares become exercisable on April 19, 2013 and each month thereafter through March 19, 2016. For Mr. Hemer, 4,166.67 shares become exercisable on each of January 19, 2013, February 19, 2013, and March 19, 2013 and 833.33 shares become exercisable on April 19, 2013 and each month thereafter through March 19, 2016. The stock option for Mr. Askegaard became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(3)	The stock option was granted on November 20, 2012. The stock option became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

Executive Compensation Program

Our executive compensation program has three principal components: base salary, equity based awards (historically these have been in the form of nonqualified stock options), and profit sharing bonuses. Our primary objective in determining base salaries is to provide a fair but conservative level of compensation to our executive management that can be sustained through a wide range of industry conditions without unduly and inappropriately burdening the company during lean conditions. Our primary objective in granting equity based awards is to provide appropriate incentive to our executive management to generate long term growth in the value of the company. Our primary objective in granting profit sharing bonuses is to reward executive management for their successes in generating profitability and positive cash flow. We believe that these three components to our executive compensation program are complementary to each other and provide a balance of long term and short term incentives to management and operational flexibility to the company that best serves the interests of the company.

Base Salaries. Historically, base salaries for our executive management have been adjusted infrequently and typically as a result of changes in responsibilities. In setting and adjusting base salaries for our executive management, we take into account the potential impact of the individual on the company and corporate performance, the skills and experience required by the position, the individual performance and potential of the executive officer, and market data for comparable positions in companies in comparable industries and of comparable development, complexity and size. We believe base salaries for our executive management have provided fair but conservative minimum compensation relative to peer companies in our industry.

In April 2007, we adjusted the base salaries of our executive officers in accordance with these factors, adjusting the annual base salaries of Mr. Levesque, our chief executive officer and Mr. Hemer, our chief administrative officer until his retirement from that position effective December 31, 2012, to $280,000 and $205,000, respectively. Prior to that, the base salaries for Messrs. Levesque and Hemer had not been adjusted for over ten years, except, at their initiation, during the severe downturn in our industry in 2001-2003, their base salaries were reduced by 25% and 20% respectively.

In January 2009, as a part of measures we took to address the impact of the worldwide financial collapse that became apparent in late third quarter 2008, at the initiation of our executive management we reduced wage rates of all of our employees by 10% and the salaries for our executive officers by up to 25%. As a result, the base salaries of Messrs. Levesque and Hemer were reduced by 25% and 20%, respectively. In July 2010, reflecting improving conditions in our industry, we reinstated our executive officers to their full base salaries. In September 2011 as a downturn in the semiconductor industry became evident, in addition to other cost control measures and at the initiation of our executive management, we reduced the salaries of our executives by up to 10%, including a 5% reduction to Mr. Hemer’s base salary. Reflecting the then current economic climate in the semiconductor industry, when Mr. Levesque resumed his positions as our president and chief executive officer he accepted a reduced base salary of 50% of his full base salary rate at the time of his retirement, and in January 2012, Mr. Hemer accepted a reduction to his base salary to 65% of his full base salary rate in 2011. In 2013, Mr. Levesque has continued to be paid at a reduced rate equal to 50% of his full base salary. Mr. Hemer retired on December 31, 2012.

Equity Based Awards. We granted equity based awards under our 2003 Plan and its predecessor plans periodically to achieve an appropriate balance of outstanding options to provide ongoing incentive to executive management to build value in the company over time. As indicated above, historically our equity based awards have been in the form of nonqualified stock options, and we have no current plans to grant other forms of equity based awards. The number of stock options we have granted to executives, including our chief executive officer, has been based upon a number of factors, including base salary level and how such base salary level relates to those of other companies in our industry, the number of options previously granted, individual and corporate performance during the year, the number of options being granted to other executives, and management’s recommendations. The Compensation Committee determines the number of options to be granted to an executive based upon its overall subjective assessment of these factors. There are no formulas, objective criteria or other established relationships between the factors taken into account and the number of options granted to the executive.

We typically grant options on dates we believe the market value of our stock is at relatively low levels to maximize the incentive offered by the stock option awards. The designated grant date for all options that have been granted has always been the date the award was made. We have had no historical practice of awarding options on dates near company public releases of material information, and it is our policy not to do so.

The 2003 Plan terminated on February 28, 2013. Outstanding options granted pursuant to the 2003 Plan continue to be exercisable according to their individual terms.

Profit Sharing Bonuses. Under our executive officer profit sharing program, which the board adopted in 2004, the Compensation Committee may award up to an aggregate of 10% of our pre-tax operating income (before such awards) for the quarter as cash bonuses to our executive officers. Bonuses are awarded only for quarters in which we are profitable. The Compensation Committee determines aggregate bonuses to be awarded for a quarter based on its overall subjective assessment of cash flow availability and management’s performance. The Compensation Committee determines the amount of each executive’s bonus based upon its overall subjective assessment of the individual executive’s contributions to the success of our operations. There are no formulas, objective criteria or other established relationships between the factors taken into account and the amount of the bonuses awarded.

Potential Payments Upon Termination or Change-in-Control.

Effective as of January 6, 2004, or upon their later employment, we entered into Change of Control Agreements (“Agreements”) with certain of our high-level executives, including all of the named executive officers, that provide severance pay and other benefits in the event of a change of control. The Agreement with Mr. Levesque terminated upon his retirement in December 2010 and the Agreement with Mr. Hemer terminated upon his retirement from the position of Chief Administrative Officer in December 2012. The Agreements provide for severance payments of two times the executive’s annual base salary in the event the executive’s employment is terminated, either voluntarily with “good reason” or involuntarily, during the two-year period following a change in control. The severance payments are to be made over twenty-four months following the date of employment termination according to our regular payroll practices and policies. An executive receiving severance payments is also entitled to reimbursement of the employer portion of group medical and group dental premiums under COBRA continuation coverage. The Agreements also provide for immediate vesting of all unvested options outstanding to the executive upon a change in control. In January 2008, the Agreements were amended to conform to Section 409A of the Internal Revenue Code.

For purposes of the Agreements, a change of control would be deemed to have occurred upon:

•	the sale or other transfer of all or substantially all of our assets;

•	the approval by our shareholders of a liquidation or dissolution of the company;

•	any person, other than a bona fide underwriter, becoming the owner of more than 40% of our outstanding shares of common stock;

•	a merger, consolidation or exchange involving the company, but only if our shareholders prior to such transaction own less than 65% of the combined voting power of the surviving or acquiring entity following the transaction; or

•	the current members of our board, or future members of our board who were approved by at least a majority of our current board, ceasing to constitute at least a majority of the board.

Effective March 13, 2013, we entered into an agreement with Concerned Aetrium Shareholders, an activist shareholder group, pursuant to which our board of directors was reconstituted to include three incumbent directors and three members of the shareholder group. As a result of this change of control, a total of 257,712 unvested stock options held by executives became immediately and fully exercisable pursuant to the terms of the Agreements.

Retirement Benefits

In November 2010, the Compensation Committee approved retirement benefits for Messrs. Levesque and Hemer equal to approximately 1.2 times their annual base salaries to be paid over the first two years of their respective retirements. In arriving at its decision, the Committee took into consideration contributions of such officers to the successes of the company, the structuring and implementation by such officers of management succession to assure continuity and a smooth executive management transition, severance benefits we have paid to departing division general managers, data on retirement benefits to top executive management at companies considered by the Committee as our industry peer group, and informal advice of employment consultants that the retirement benefits are comfortably within industry norms for retirement benefits to top executive management. Mr. Levesque’s retirement benefit was paid during fiscal years 2011 and 2012 following his initial retirement in 2010. Based upon his retirement from the position of chief administrative officer in December 2012, Mr. Hemer’s retirement benefit will be paid over a two-year period beginning in July 2013.

Deferred Compensation Arrangement

Upon Mr. Levesque’s resumption of his positions as our president and chief executive officer in November 2011, we entered into an agreement with him to defer the payment of a majority of his base salary earned through December 2012. The deferred amounts are being paid in bi-weekly installments during 2013. We have no general policy or program for deferred compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 15, 2013, unless otherwise noted, by (a) each shareholder who we know owns beneficially more than 5% of our outstanding common stock, (b) each of our directors, nominees for directors and executive officers named in the “Summary Compensation Table” below, and (c) all of our executive officers and directors as a group.  The address for all our executive officers and directors is 2350 Helen Street, North St. Paul, Minnesota 55109.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Amount		Percent of Class (2)
Archer Advisors, LLC	1,155,287	(3)	10.7%
Jeffrey E. Eberwein	605,887	(4)	5.6%
Joseph C. Levesque	312,658	(5)	2.9%
Douglas L. Hemer	150,732	(6)	1.4%
Paul H. Askegaard	155,978	(7)	1.4%
Darnell L. Boehm	115,206	(8)	1.1%
Galen Vetter	84,402	(9)	*
Richard K. Coleman, Jr.	50,000	(10)	*
Executive officers and directors as a group (11 persons)________________	1,927,926	(11)	16.6%

*Less than 1%.

(1)          Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 15, 2013 are treated as outstanding only when determining the amount and percent owned by such person or group.  Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2)	Based on 10,781,451 shares of common stock outstanding as of March 15, 2013.

(3)	Represents 1,155,287 shares of common stock beneficially owned by Archer Advisors, LLC (“Archer”). Includes 489,532 shares owned directly by Archer Focus Fund, LLC based on a Form 4 dated February 28, 2013, and 665,755 shares owned directly by Archer Equity Fund, LLC based on a Schedule 13D/A dated February 6, 2013. Archer serves as the managing member for each of Archer Focus Fund, LLC and Archer Equity Fund, LLC. Archer’s address is 150 South Broadway, Wayzata, Minnesota 55391

(4)	Based solely on a Schedule 13D/A dated February 6, 2013, represents 605,887 shares of common stock owned by Mr. Eberwein, 4 Lockwood Avenue, Old Greenwich, Connecticut 06870.

(5)	Includes options to purchase 107,708 shares of common stock exercisable within 60 days. Also includes an aggregate of 4,765 shares held in educational trusts for Mr. Levesque’s grandchildren, of which he is the trustee.

(6)	Includes options to purchase 94,166 shares of common stock exercisable within 60 days.

(7)	Includes options to purchase 135,000 shares of common stock exercisable within 60 days.

(8)	Includes options to purchase 53,854 shares of common stock exercisable within 60 days.

(9)	Based solely on a Schedule 13D/A dated February 6, 2013, represents 84,402 shares of common stock owned by Mr. Vetter, 500 East Grant Street #2011, Minneapolis, Minnesota 55041.

(10)	Based solely on a Schedule 13D/A dated February 6, 2013, represents 50,000 shares of common stock owned by Mr. Coleman, 43 Glenmoor Drive, Cherry Hills Village, Colorado 80113.

(11)	Includes options to purchase 833,728 shares of common stock exercisable within 60 days. Also includes an aggregate of 4,765 shares held in educational trusts for Mr. Levesque’s grandchildren, of which he is the trustee.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2012:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	1,917,784	$1.23	238,506

Equity compensation plans not approved by security holders	None	Not applicable	None

Total	1,917,784	$1.23	238,506

(1)	The Aetrium Incorporated 2003 Stock Incentive Plan is the only equity compensation plan approved by security holders.

(2)	The number of shares available for issuance under the Aetrium Incorporated 2003 Stock Incentive Plan is equal to 20% of the aggregate number of shares of our common stock outstanding less the total number of shares of common stock issuable upon the exercise or conversion of any outstanding stock options, warrants or other stock rights. The 2003 Stock Incentive Plan terminated on February 28, 2013. No stock awards were granted subsequent to December 31, 2012 and prior to the plan termination date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General Information. Our board of directors manages our business and affairs. Except for Messrs. Levesque and Hemer, all of our directors are independent directors, as defined by current Nasdaq listing standards and the rules and regulations of the SEC. Our independent directors hold meetings, referred to as “executive sessions,” at which only the independent directors are present on a regular basis and at least two times each year. During the fiscal year ended December 31, 2012, our independent directors held four executive sessions in addition to their participation in Audit Committee and Compensation Committee meetings.

Our board met or took action in writing nine times during the fiscal year ended December 31, 2012. Our board maintains an Audit Committee and a Compensation Committee. Each of our directors is expected to make a reasonable effort to attend all meetings of the board, applicable committee meetings and our Annual Meeting of Shareholders. All of our directors then serving attended 75% or more of the aggregate meetings of our board and all such committees on which they served during the fiscal year ended December 31, 2012. All of our directors then serving attended our 2012 Annual Meeting.

Audit Committee. Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, for the purpose of overseeing accounting and financial reporting processes and audits of our financial statements. The functions of the Audit Committee include reviewing our financial statements, overseeing the financial reporting and disclosures prepared by management, making recommendations regarding our financial controls, and conferring with our independent registered public accounting firm. In addition, the Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The Audit Committee met or took action in writing six times during the fiscal year ended December 31, 2012. The current members of the Audit Committee are Messrs. Boehm, Eberwein and Vetter. Messrs. Eberwein and Vetter were appointed to serve on the committee effective March 13, 2013. Terrence W. Glarner, Daniel A. Carr and Charles B. Westling served as members of our Audit Committee during all of fiscal year 2012 and in 2013 until they resigned effective March 13, 2013. Mr. Boehm serves as Chairman of the Audit Committee.

Compensation Committee. The responsibilities of the Compensation Committee include approving the compensation for our executive officers and setting the terms of and grants of awards under share-based incentive plans. Our 2003 Stock Incentive Plan (referred to herein as the 2003 Plan) terminated on February 28, 2013. Outstanding stock options that were issued pursuant to the 2003 Plan continue to be exercisable according to their original terms. The Compensation Committee met or took action in writing six times during the fiscal year ended December 31, 2012. The current members of the Compensation Committee are Messrs. Boehm and Coleman. Mr. Coleman was appointed to serve on the committee effective March 13, 2013. Terrence W. Glarner, Daniel A. Carr and Charles B. Westling served as members of our Compensation Committee during all of fiscal year 2012 and in 2013 until they resigned effective March 13, 2013.

Board Leadership Structure and Risk Oversight. Mr. Levesque has served as chairman of our board and as our chief executive officer since 1986, except that he stepped down from the position of chief executive officer from January to November, 2011. We believe that Mr. Levesque’s in-depth knowledge of the company’s operations and vision for its development make him the best-qualified director to serve as chairman of our board. In addition, we believe that the fact that a majority of our board as well as the entire membership of each of our board committees consists of independent directors balances our governance structure to protect the interests of our stockholders. While we believe that the current board leadership structure is appropriate in the current circumstances, the board may change this structure if it no longer believes it continues to meet our objectives.

Our board administers its risk oversight function directly and through its committees. The board and each of its committees regularly discuss with management our major risk exposures, their potential impact on the company and the steps we take to manage them. In particular, our Compensation Committee is responsible for overseeing the management of risks relating to our compensation arrangements and our Audit Committee oversees management of our financial and business risks. We believe our current board leadership structure helps ensure proper risk oversight, based on the allocation of duties among committees and the role of our independent directors in risk oversight.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Grant Thornton LLP for fiscal years 2012 and 2011. Other than as set forth below, no other professional services were rendered or fees billed by Grant Thornton LLP during fiscal years 2012 or 2011.

Services Rendered	2012	2011
Audit Fees (1)	$132,556	$125,000
Audit-Related Fees (2)	5,000	10,500
Tax Fees (3)	19,482	20,250

(1)	These fees include the audits of our annual financial statements for fiscal years 2012 and 2011, the reviews of our financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2012 and 2011 and services provided in connection with regulatory filings for those fiscal years.

(2)	These fees were related to services provided to perform limited scope audits of the Aetrium Salary Savings Plan (401k Plan) for fiscal years 2011 and 2010 and for 2010 a portion for of these fees also related to consultations regarding potential business acquisitions.

(3)	These fees were for the preparation of federal and state tax returns and tax advice. In 2011 a portion of these fees related to consultations regarding deferred compensation.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee then serving pre-approved all services provided by Grant Thornton LLP in fiscal years 2012 and 2011.

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

If you are one of our shareholders and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to Aetrium Incorporated, 2350 Helen Street, North St. Paul, Minnesota 55109, Attn.: Shareholder Relations.

The following is a list of each management contract or compensatory plan or arrangement we are required to file as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b):

1.	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002) (File No. 0-22166).

2.	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2010) (File No. 0-22166).

3.	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

4.	Form of Amendments to Change of Control Agreement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007) (File No. 0-22166).

5.	Sales Incentive Program (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-22166).

6.	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007) (File No. 0-22166).

7.	Letter Agreement with Joseph C. Levesque dated November 17, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2010) (File No. 0-22166).

8.	Letter Agreement with Douglas L. Hemer dated November 17, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2010) (File No. 0-22166).

9.	Letter Agreement with Joseph C. Levesque dated November 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 2, 2011) (File No. 0-22166).

10.	Letter Agreement with John J. Pollock dated December 7, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A dated December 23, 2011) (File No. 0-22166).

11.	Letter agreement with Joseph C. Levesque dated August 27, 2012 amending letter agreement dated November 17, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 28, 2012) (File No. 0-22166).

12.	Letter agreement with Douglas L. Hemer dated August 27, 2012 amending letter agreement dated November 17, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 28, 2012) (File No. 0-22166).

13.	Letter agreement with Joseph C. Levesque dated August 27, 2012 amending letter agreement dated November 30, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated August 28, 2012) (File No. 0-22166).

14.	Form of Amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2013) (File No. 0-22166).

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aetrium Incorporated

We have audited the accompanying consolidated balance sheets of Aetrium Incorporated (a Minnesota corporation) and subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetrium Incorporated and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 26, 2013

AETRIUM INCORPORATED

Consolidated Statements of Operations

Year Ended December 31,	2012	2011
Net sales	$6,240,984	$9,008,948
Cost of goods sold	6,161,542	6,202,287
Gross profit	79,442	2,806,661
Operating expenses:
Selling, general and administrative	4,811,612	5,101,342
Research and development	1,381,945	2,486,543
Total operating expenses	6,193,557	7,587,885
Loss from operations	(6,114,115)	(4,781,224)
Interest income	9,424	33,705
Interest expense	(6,477)	—
Loss before income taxes	(6,111,168)	(4,747,519)
Income taxes	—	—
Net loss	$(6,111,168)	$(4,747,519)

Net loss per share – basic and diluted	$(0.57)	$(0.44)

Weighted average common shares outstanding – basic and diluted	10,781,451	10,781,451

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Balance Sheets

December 31,	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,013,152	$5,007,946
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $30,000 at December 31, 2012 and 2011, respectively	465,973	1,323,655
Inventories, current	2,347,188	7,731,030
Other current assets	142,638	53,091
Total current assets	5,968,951	14,115,722

Property and equipment:
Furniture and fixtures	521,450	521,450
Equipment	1,175,229	1,319,410
Less accumulated depreciation and amortization	(1,534,400)	(1,731,486)
Property and equipment, net	162,279	109,374

Inventories, noncurrent	1,810,000	—
Other assets	57,907	29,867

Total assets	$7,999,137	$14,254,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capitalized lease obligation, current portion	$29,322	$—
Trade accounts payable	596,304	505,802
Accrued compensation	334,255	322,850
Other accrued liabilities	328,450	727,553
Total current liabilities	1,288,331	1,556,205

Capitalized lease obligation	34,846	—
Noncurrent accrued expenses	96,200	256,275

Commitments and contingencies (see Notes 5 and 6)

Shareholders’ equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding at December 31, 2012 and 2011	10,781	10,781
Additional paid-in capital	65,633,697	65,385,252
Accumulated deficit	(59,064,718)	(52,953,550)
Total shareholders’ equity	6,579,760	12,442,483
Total liabilities and shareholders’ equity	$7,999,137	$14,254,963

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2010	10,781,451	$10,781	$65,085,003	$(48,206,031)	$16,889,753
Share-based compensation expense	—	—	300,249	—	300,249
Net loss	—	—	—	(4,747,519)	(4,747,519)
Balance, December 31, 2011	10,781,451	10,781	65,385,252	(52,953,550)	12,442,483
Recovery of short-swing profits	—	—	2,583	—	2,583
Share-based compensation expense	—	—	245,862	—	245,862
Net loss	—	—	—	(6,111,168)	(6,111,168)
Balance, December 31, 2012	10,781,451	$10,781	$65,633,697	$(59,064,718)	$6,579,760

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Statements of Cash Flows

Year Ended December 31,	2012	2011
Cash flows from operating activities:
Net loss	$(6,111,168)	$(4,747,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,057	67,630
Share-based compensation expense	245,862	300,249
Credit to allowance for bad debts	(5,000)	—
Provision for excess and obsolete inventories	2,776,000	1,131,000
Changes in assets and liabilities:
Accounts receivable	862,682	(461,139)
Inventories	797,842	(1,480,044)
Other current assets	(89,547)	(12,162)
Other asset	(28,040)	11,200
Trade accounts payable	90,502	3,654
Accrued compensation	11,405	(38,163)
Other accrued liabilities	(559,178)	253,587
Net cash used in operating activities	(1,927,583)	(4,971,707)
Cash flows from investing activities:
Purchase of property and equipment	(45,110)	(79,186)
Collection of note receivable	—	26,179
Net cash used in investing activities	(45,110)	(53,007)
Cash flows from financing activities:
Recovery of short-swing profits	2,583	—
Principal payments on capitalized lease	(24,684)	—
Net cash used by financing activities	(22,101)	—
Net decrease in cash and cash equivalents	(1,994,794)	(5,024,714)
Cash and cash equivalents at beginning of year	5,007,946	10,032,660
Cash and cash equivalents at end of year	$3,013,152	$5,007,946

Supplemental cash flow information:
Equipment acquired by capital lease	$88,852	$—
Cash paid for interest expense	$6,477	$—

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

Aetrium was significantly impacted by the worldwide financial collapse and economic recession that occurred beginning in 2008 and by the excess production capacity that has existed in the semiconductor industry during 2011 and 2012 and still exists in early 2013. As our net sales declined significantly in 2011 and 2012, we took aggressive steps to reduce expenses. These actions included multiple workforce reductions, officer pay cuts, pay freezes and other expense reductions. Despite taking these actions, we incurred significant operating losses in the past several years. In addition, we incurred significant costs related to litigation in fiscal year 2012 as described in Note 5 and we continue to incur costs in 2013 related to the UTHE litigation. As a result of these factors, our cash reserves have diminished significantly. We continue to explore ways to reduce our costs. We believe our cash balances of $3.0 million at December 31, 2012 will be sufficient to meet our working capital and capital expenditure needs through fiscal year 2013. However, there can be no assurance that we will be able to avoid liquidity issues or, if needed, we would be able to obtain working capital and/or equipment financing with terms favorable to us or at all.

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

Cash and Cash Equivalents: At times, we may invest a portion of our cash reserves in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. As of December 31, 2012 and 2011, our cash balances consisted primarily of deposits in bank savings and checking accounts. We may maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

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

Inventories: Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand. We evaluate potential excess and obsolete inventory exposures by reviewing historical usage, anticipated demand based on current and projected market conditions and other factors. We also evaluate inventories for potential excess and obsolescence due to engineering design changes and the impact of new products. In cases where we determine that a portion of our inventories may not be utilized within a year, we classify such inventories as noncurrent assets in our consolidated balance sheet.

Property and Equipment: Furniture, fixtures and equipment are recorded at cost and are depreciated over estimated useful lives ranging from three to seven years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts. Depreciation and amortization expense amounted to $81,057 and $67,630 for the years ended December 31, 2012 and 2011, respectively. Maintenance and repairs are charged to expense as incurred.

Valuation of Long-Lived Assets: Aetrium reviews its long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. There were no impairment charges during the years ended December 31, 2012 and 2011.

Revenue Recognition: We recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, title and risk of loss have passed to the customer, delivery has occurred or service has been rendered, and collection of the related receivable is reasonably assured. Revenue on spare parts and change kits is generally recognized upon shipment. In some circumstances, revenue on equipment sales is recognized subsequent to shipment. For example, equipment sales contracts may specify that customer acceptance criteria be met. In such cases, revenue for established equipment products that have previously met a customer’s acceptance criteria is generally recognized upon shipment, provided the equipment meets our final test requirements that we believe substantially demonstrate conformance to the customer’s acceptance criteria. However, revenue for equipment products that are newly designed or otherwise lack a reliable history of customer acceptance is deferred until objective evidence of customer acceptance has been obtained. In situations where equipment contracts include significant post-shipment obligations to be performed by us, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. For arrangements containing multiple elements that have stand-alone value, which may include services such as installation and/or training in addition to equipment delivery, the consideration is allocated to each element based on their relative selling prices at the inception of the arrangement and revenue is recognized for each element when the revenue recognition criteria applicable to each element have been met. Due to the nature of our products, vendor specific objective evidence and third party evidence of the selling prices of the individual elements are typically not available, so we generally estimate selling prices of the individual elements. Sales tax billed to customers is excluded from revenue. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits,” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included as a component of “Other accrued liabilities” in our consolidated balance sheet. There were no customer deposits or deferred revenue balances at December 31, 2012 and 2011.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Advertising Costs: Advertising costs are expensed as incurred and were immaterial for each of the years ended December 31, 2012 and 2011.

Warranty Costs: Our products are sold with warranty periods that vary by item and range up to two years. Estimated warranty costs are accrued in the period that the related revenue is recognized. The following table summarizes product warranty expense accruals and settlements for the two years ended December 31, 2012 (in thousands):

	Accrual balance at beginning of year	Accruals for warranties	Settlements made	Accrual balance at end of year
2012	$42	$47	$(65)	$24
2011	64	51	(73)	42

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

Income Taxes: Income taxes are accounted for in accordance with ASC 740, “Income Taxes.” We record income tax expense or benefit based on our estimate of the effective tax rates for the jurisdictions in which we do business. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess our income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. Interest expense associated with income taxes, if any, is classified as income tax expense. See Note 9 for additional information regarding income taxes.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Net Loss Per Common Share: Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive.

Share-Based Compensation: We account for share-based compensation in accordance with the provisions of ASC 718, “Compensation – Stock Compensation,” which requires the measurement and recognition of all share-based compensation under the fair value method. See Note 7 for additional information regarding share-based compensation and our stock incentive plan.

NOTE 3: INVENTORIES

Inventories are comprised of the following (in thousands):

December 31,	2012	2011
Purchased parts and completed subassemblies	$1,394	$3,688
Work-in-process	473	571
Finished goods, including saleable demonstration equipment	2,290	3,472
Total inventories	4,157	7,731
Noncurrent portion	(1,810)	—
Current portion	$2,347	$7,731

We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand. We evaluate potential excess and obsolete inventory exposures by reviewing historical usage and anticipated demand based on current and projected market conditions, customer requirements and other factors. We also evaluate inventories for potential excess and obsolescence due to engineering design changes and the impact of new products. In the third quarter of 2012, due to general economic uncertainties and weakening business conditions in the semiconductor industry that we believed would continue into 2013, we reviewed the potential impact of an industry slowdown on our sales forecasts and on our ability to fully realize our inventories. Sales of our gravity-feed test handler products are particularly vulnerable to reduced semiconductor demand and production capacity utilization rates and we determined that the potential to realize the full value of inventories for these products under current industry conditions had been significantly reduced. Accordingly, we reduced the carrying value of certain of these inventories to their estimated net realizable values and recorded a corresponding charge of $2.8 million in cost of goods sold in the quarter ended September 30, 2012. If actual product demand or market conditions are less favorable than those assumed, additional inventory adjustments may be required.

Based on our assessment of potential excess and obsolete inventories at December 31, 2012, we estimated that inventories in the amount of $1.8 million may not be sold within the next year. Accordingly, this amount is included in the caption “Inventories, noncurrent” in our consolidated balance sheet.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

In fiscal year 2011, we recorded charges for excess and obsolete inventories of $1.1 million. The charges reflected primarily the write-down of certain of our older gravity-feed test handlers to their estimated net realizable values based on then current sales forecasts.

NOTE 4: OTHER ACCRUED LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2012	2011
Accrued commissions	$9	$132
Accrued warranty	24	42
Accrued severance and related costs	11	326
Accrued retirement benefits – current portion	147	133
Accrued obligation related to litigation settlement (see Note 5)	85	—
Other	52	95
Total other accrued liabilities	$328	$728

We implemented workforce reductions in September 2011, January 2012 and September 2012 in order to reduce our expense structure to be better aligned with expected sales levels. In September 2012, we eliminated eight employee positions in manufacturing, sales, and engineering. We recorded a charge of $68,000 for severance and related costs in the quarter ended September 30, 2012. Of this amount, $57,000 was paid in the fourth quarter of 2012 and $11,000 was paid in the first quarter of 2013. Accrued severance and related costs of $326,000 at December 31, 2011 related to the September 2011 workforce reduction and also included amounts owing under a separation agreement executed in December 2011 with our former president/chief executive officer.

In fiscal year 2010, we recorded a charge for retirement benefits awarded to our chief executive officer and our then current chief administrative officer. Accrued retirement benefits amounted to $243,000 ($147,000 current, $96,000 noncurrent) at December 31, 2012 and $380,000 ($133,000 current, $247,000 noncurrent) at December 31, 2011. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Accrued liabilities - noncurrent” in our consolidated balance sheet.

In November 2011, Joseph C. Levesque, the chairman of our board of directors, was appointed to serve as president and chief executive officer on an interim basis pending the appointment of a permanent replacement for these positions. At that time, we entered into an employment agreement with Mr. Levesque that provided for the payment of a majority of his 2011 and 2012 base salary to be deferred until 2013. Deferred payments under this agreement amounted to approximately $131,000 at December 31, 2012 which amount is recorded in “Accrued Compensation” in our consolidated balance sheet.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 5: LITIGATION

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against Aetrium and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California.  UTHE’s claims were based on UTHE’s allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that Aetrium and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring them to arbitrate their claims in Singapore.  The District Court stayed the case against Aetrium and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving Aetrium or the Sales Manager.  Aetrium received notice that in March 2012 awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against Aetrium and the Sales Manager and to lift the stay, which the court granted. UTHE filed an amended complaint in July 2012, reasserting its original claims and adding an unfair competition claim under California’s Business and Professions Code section 17200 et seq. As a result of a motion to dismiss UTHE’s claims, filed by Aetrium in August 2012, the court dismissed UTHE’s federal securities fraud claim. We do not believe that the claims asserted in this matter have any merit and intend to vigorously defend the action against all of UTHE’s remaining claims. While it is not possible to predict the outcome of these legal proceedings, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

In December 2012, a group of activist shareholders filed a lawsuit against Aetrium seeking a preliminary injunction regarding the interpretation of our bylaws in connection with a special shareholders meeting held in November 2012 at which the shareholder group sought to remove our then current board of directors and replace them with a slate of their own directors. The court denied the preliminary injunction and Aetrium filed a counterclaim against the shareholder group seeking a declaration from the Court that its interpretation of the bylaws was accurate. On January 31, 2013, we entered into a settlement agreement with the shareholder group resolving all of the shareholders’ claims and our counterclaims. Five of the activist shareholders joined our board of directors and we agreed to pay $85,000 to the shareholder group as part of the settlement. The settlement payment was covered under our directors and officers insurance policy and was paid directly to the shareholder group by our insurance carrier.

NOTE 6: LEASE OBLIGATIONS

We lease our facility in North St. Paul, Minnesota from a limited liability company controlled by a shareholder of Aetrium. The shareholder is neither a director nor an officer of Aetrium, and, to our knowledge, does not own more than five percent of our common stock. The lease agreement provides for monthly base rents of $21,734 through August 2013 with increases to $21,995 in September 2013 and $22,517 in September 2014. The agreement expires on August 31, 2015, at which time we have an option to extend the lease for an additional five-year term. At the time we executed the lease agreement, we agreed to pay a third-party consulting fee obligation of the lessor in exchange for reduced rent payments. The $56,000 payment was recorded as a prepaid expense and is being amortized to rent expense over the term of the lease. The noncurrent portion of the prepaid rent balance was $18,667 and $29,867 at December 31, 2012 and 2011, respectively, and is included in “Other assets” in our consolidated balance sheet.

In February 2012, we entered into a three year agreement to lease certain data processing equipment. At the end of the three year term, we have the option to purchase the equipment for $200. We recorded this transaction as a capital lease in the amount of $88,852, the fair value of the related equipment. At December 31, 2012 the cost and accumulated amortization of equipment under all capital leases amounted to $88,852 and $17,770, respectively.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

As of December 31, 2012, future minimum annual lease payments under operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases
2013	$280	$34
2014	284	34
2015	198	3
2016	12	—

Total minimum lease payments	$774	$71
Less, interest	—	(7)
Total minimum lease payments	$774	$64

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended Dec. 31,	2012	2011
Paid to company controlled by shareholder	$263	$263
Paid to others	32	34
Total rent expense	$295	$297

NOTE 7: STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

A stock incentive plan approved by Aetrium’s shareholders and adopted in May 2003 (Plan), terminated on February 28, 2013. Outstanding stock options that were granted to employees, officers, directors pursuant to the Plan will continue to be exercisable according to their original terms. The Plan is administered by the Compensation Committee of our board of directors. The Plan provides that the Compensation Committee may, at its discretion, allow the exercise price of stock options to be paid, in whole or in part, by tendering previously acquired shares that have been held by the option holder for at least six months.

The following table summarizes stock option activity under the Plan for the year ended December 31, 2012:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2012	1,275,640	$2.32
Granted	1,393,000	0.71
Forfeited	(175,006)	1.53
Expired	(575,850)	2.29
Outstanding, December 31, 2012	1,917,784	$1.23	3.51 years	$—

Exercisable, December 31, 2012	954,291	$1.53	2.79 years	$—

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

All stock options outstanding at December 31, 2012 are nonqualified options that expire five years after the grant date and of which 645,572 become exercisable in monthly increments over one year from the date of grant and of which 1,272,212 become exercisable in monthly increments over four years from the grant date. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded Aetrium’s closing stock price on December 31, 2012. There were no stock options exercised during the years ended December 31, 2012 and 2011. Total compensation expense recognized for options vested during the years ended December 31, 2012 and 2011 was $245,862 and $300,249, respectively.

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

No stock options were granted in fiscal year 2011. Using the Black-Scholes option valuation model, the weighted-average fair value of options granted in 2012 was determined to be $0.23. Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted in 2012 were as follows:

Expected dividend yield	0%
Expected stock price volatility	46%
Risk-free interest rate	0.54%
Expected life of options (years)	3.15

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

Year ended December 31,	2012	2011
Cost of goods sold	$19	$45
Selling, general and administrative	184	182
Research and development	43	73
Total share-based compensation expense	$246	$300

As of December 31, 2012, we had approximately $0.3 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.7 years.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 8: EMPLOYEE SAVINGS 401(k) PLAN

Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age. Our contributions to the savings plan are at the discretion of management. We did not contribute to the plan in fiscal years 2012 or 2011.

NOTE 9: INCOME TAXES

A reconciliation of income tax benefit computed using the federal statutory rate to the income tax benefit in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2012	2011
Tax computed at federal statutory rate	$(2,078)	$(1,614)
State taxes, net of federal benefit	(14)	(54)
Expiration (reinstatement) of state NOL	(45)	54
Change in tax rates	11	—
Share-based compensation with no tax benefit	309	315
Increase (decrease) in tax from:
Tax credits	(3)	(71)
Valuation allowance change	1,795	1,366
Other, net	25	4
Total income tax benefit	$—	$—

Deferred tax assets are comprised of the following (in thousands):

December 31,	2012	2011
Accounts receivable	$9	$11
Inventories	1,672	959
Employee compensation and benefits	320	625
Amortization of intangibles	1	56
NOL and tax credit carryforwards	27,463	26,004
Warranty accrual	8	15
Other, net	29	37
Deferred tax assets	$29,502	$27,707
Less valuation allowance	(29,502)	(27,707)
Net deferred tax assets	$—	$—

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Aetrium has federal net operating loss carryforwards of approximately $76 million that will begin to expire in 2020 if not utilized. We also have state net operating loss carryforwards of approximately $24 million that will expire at various times, beginning in 2013, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1.5 million that will expire at various times, beginning in 2013, if not utilized. The utilization of net operating loss carryforwards and research tax credit carryforwards may be subject to annual limitations as a result of changes in ownership that may already have occurred or future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code. Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of December 31, 2012, Aetrium had suspended additional paid-in capital credits of $1.3 million related to windfall tax deductions. Upon realization of the net operating loss carryforwards from such windfall tax deductions, we would record a benefit of up to $1.3 million in additional paid-in capital.

We assessed our income tax positions at December 31, 2012 and 2011 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

Aetrium is subject to income tax examinations in the U.S. federal and certain state jurisdictions. There are currently no income tax examinations in progress. Federal and state income tax returns are subject to review for fiscal years 2009 through 2012.

NOTE 10: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2012	2011
Test handler products	17%	28%
Reliability test equipment products	59	39
Change kits and spare parts	24	33
Total	100%	100%

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

All of our long-lived assets are located in the United States. Sales by geographic area based on product shipment destination were as follows (in thousands):

Year ended December 31,	2012	2011
United States	$1,216	$2,916
Korea	1,498	1,063
Singapore	737	763
United Kingdom	645	834
India	490	—
Philippines	390	1,348
Thailand	375	462
Russia	270	—
China	265	58
Malaysia	117	595
Belgium	42	325
Other foreign countries	196	645
Total	$6,241	$9,009

Sales to customers comprising more than 10% of our total net sales and corresponding accounts receivable concentration information for such customers is summarized below:

	Percent of total sales for year ended December 31,		Percent of total accounts receivable as of December 31,
	2012	2011	2012	2011
Customer A	22%	12%	*	31%
Customer B	20%	16%	28%	*
Customer C	10%	11%	*	15%
Customer D	*	24%	27%	*

______________

* Percent was less than 10% of the total.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETRIUM INCORPORATED

Date: March 26, 2013	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph C. Levesque	President and Chief Executive Officer
Joseph C. Levesque	(principal executive officer)

/s/ Paul H. Askegaard	Treasurer
Paul H. Askegaard	(principal financial and accounting officer)

Directors:

/s/ Joseph C. Levesque	Chairman of the Board
Joseph C. Levesque

/s/ Darnell L. Boehm	Director
Darnell L. Boehm

/s/ Douglas L. Hemer	Director
Douglas L. Hemer

/s/ Jeffrey E. Eberwein	Director
Jeffrey E. Eberwein

/s/ Richard K. Coleman, Jr.	Director
Richard K. Coleman, Jr.

/s/ Galen Vetter	Director
Galen Vetter

AETRIUM INCORPORATED
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Item No.	Item	Method of Filing

3.1	Our Restated Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

3.2	Amendment to Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to our Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).

3.3	Our Bylaws, as amended.	Incorporated by reference to Exhibit 3.1 to our Form 8-K dated October 22, 2009 (File No. 0-22166).

3.4	Bylaw amendments effective November 20, 2012.	Filed herewith electronically.

3.5	Bylaw amendment effective January 31, 2013.	Filed herewith electronically.

4.1	Specimen Form of our Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between W.H. Pomerado, LLC and us, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.2	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.3	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-22166).

10.4	Form of Change of Control Agreement.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.5	Form of Amendments to Change of Control Agreement	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).

10.6	Sales Incentive Program.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.7	Commercial Lease dated August 20, 2010 between Triple Shot, LLC and us.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-22166).

10.8	Asset Purchase Agreement, dated December 28, 2006, between WEB Technology, Inc. and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2007 (File No. 0-22166).

10.9	Executive Officer Profit Sharing Program.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007 (File No. 0-22166).

10.10	Business Loan Agreement, dated December 3, 2009, between Bremer Bank and us.	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22166).

10.11	Letter Agreement with Joseph C. Levesque dated November 17, 2010	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2010 (File No. 0-22166).

10.12	Letter Agreement with Douglas L. Hemer dated November 17, 2010	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2010 (File No. 0-22166).

10.13	Letter Agreement with Joseph C. Levesque dated November 30, 2011	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 2, 2011 (File No. 0-22166).

10.14	Letter Agreement with John J. Pollock dated December 7, 2011	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A dated December 23, 2011 (File No. 0-22166).

10.15	Letter agreement with Joseph C. Levesque dated August 27, 2012 amending letter agreement dated November 17, 2010	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 28, 2012 (File No. 0-22166).

10.16	Letter agreement with Douglas L. Hemer dated August 27, 2012 amending letter agreement dated November 17, 2010	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 28, 2012 (File No. 0-22166).

10.17	Letter agreement with Joseph C. Levesque dated August 27, 2012 amending letter agreement dated November 30, 2011	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated August 28, 2012 (File No. 0-22166).

10.18	Settlement Agreement and Mutual Release dated effective as of January 31, 2013 among Concerned Aetrium Shareholders, its members and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2013 (File No. 0-22166).

10.19	Form of Amendment to Change of Control Agreement	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2013 (File No. 0-22166).

10.20	First Amendment to The Settlement Agreement and Mutual Release dated effective as of March 13, 2013 among Concerned Aetrium Shareholders, its members and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 15, 2013 (File No. 0-22166).

14.1	Code of Business Conduct and Ethics.	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).

23.1	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.