Form 10-Q
period 2013-03-31
AETRIUM INC
filed 2013-05-10
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on May 3, 2013	10,781,451

AETRIUM INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012	5

	Notes to unaudited condensed consolidated financial statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 12

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$1,732	$3,013
Accounts receivable, net of allowance for doubtful accounts of $25 at March 31, 2013 and December 31, 2012	1,033	466
Inventories, current	2,518	2,347
Other current assets	169	143
Total current assets	5,452	5,969

Property and equipment, net	149	162

Inventories, noncurrent	1,810	1,810
Other assets	55	58

Total assets	$7,466	$7,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Capitalized lease obligation, current portion	$30	$29
Trade accounts payable	790	597
Accrued compensation	237	334
Other accrued liabilities	382	328
Total current liabilities	1,439	1,288

Capitalized lease obligation	27	35
Noncurrent accrued expenses	70	96

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,776	65,634
Accumulated deficit	(59,857)	(59,065)
Total shareholders' equity	5,930	6,580

Total liabilities and shareholders' equity	$7,466	$7,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012

Net sales	$1,287	$1,890
Cost of goods sold	561	969
Gross profit	726	921

Operating expenses:
Selling, general and administrative	1,217	1,117
Research and development	300	429
Total operating expenses	1,517	1,546

Loss from operations	(791)	(625)
Interest income	1	3
Interest expense	(2)	(1)
Loss before income taxes	(792)	(623)
Income taxes	0	0
Net loss	$(792)	$(623)

Net loss per share – basic and diluted	$(0.07)	$(0.06)

Weighted average common shares outstanding – basic and diluted	10,781	10,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(792)	$(623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	16
Share-based compensation expense	142	51
Changes in assets and liabilities:
Accounts receivable	(567)	477
Inventories	(171)	226
Other current assets	(26)	(62)
Other assets	3	3
Trade accounts payable	193	(87)
Accrued compensation	(97)	(99)
Other accrued liabilities	28	(266)
Net cash used in operating activities	(1,269)	(364)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(10)
Net cash used in investing activities	(5)	(10)

Cash flows from financing activities:
Principal payments on capital lease	(7)	(4)
Net cash used by financing activities	(7)	(4)

Net decrease in cash and cash equivalents	(1,281)	(378)

Cash and cash equivalents at beginning of period	3,013	5,008

Cash and cash equivalents at end of period	$1,732	$4,630

Supplemental cash flow information:
Cash paid for interest expense	$2	$1
Equipment acquired by capital lease	$0	$89

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2012 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In the three month period ended March 31, 2013, we incurred a net loss of $0.8 million and we used $1.3 million of cash to fund our operations. Our net losses and negative cash flows in recent quarters were largely attributable to reduced net sales resulting from relatively weak business conditions and excess production capacity in the semiconductor industry. In addition, beginning in the third quarter of 2012, we have incurred significant legal expenses related to litigation. We have taken aggressive actions to reduce expenses, including salary reductions for executive officers, pay freezes and reductions in workforce. We believe our cash balance of $1.7 million at March 31, 2013 will be sufficient to meet our working capital and capital expenditure requirements through at least the end of our current fiscal year. However, we expect that semiconductor industry conditions will continue to be challenging through at least the second quarter of 2013 and we expect to continue to incur significant legal costs in connection with a legal action brought against us by UTHE Technology Corporation. A worsening or prolonged continuation of the semiconductor industry slowdown and/or higher than anticipated legal expenses could further adversely impact our future operating results and cash flows. Given these circumstances, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

2.	NET LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive.

3.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012

Purchased parts and completed subassemblies	$1,444	$1,394
Work-in-process	458	473
Finished goods, including saleable demonstration equipment	2,426	2,290
Total inventories	4,328	4,157
Noncurrent portion	(1,810)	(1,810)
Current portion	$2,518	$2,347

Inventories not expected to be realized within the following twelve months amounted to $1.8 million at March 31, 2013 and December 31, 2012 and is included in the caption “Inventories, noncurrent” in our consolidated balance sheet.

4.	ACCRUED LIABILITIES

Other current accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012

Accrued commissions	$100	$9
Accrued retirement benefits, current portion	173	147
Accrued warranty	24	24
Accrued obligation related to litigation settlement	0	85
Other	85	63
Total other current accrued liabilities	$382	$328

In 2010, we recorded accrued retirement benefits awarded to our chief executive officer and our then current chief administrative officer. Accrued retirement benefits amounted to $243,000 ($173,000 current, $70,000 noncurrent) at March 31, 2013 and $243,000 ($147,000 current, $96,000 noncurrent) at December 31, 2012. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Noncurrent accrued expenses” in our consolidated balance sheet.

In November 2011, Joseph C. Levesque, the chairman of our board of directors, was appointed to serve as president and chief executive officer on an interim basis pending the appointment of a permanent replacement for these positions. At that time, we entered into an employment agreement with Mr. Levesque that provided for the payment of a majority of his 2011 and 2012 base salary to be deferred until 2013. Deferred payments under this agreement amounted to approximately $96,000 and $131,000 at March 31, 2013 and December 31, 2012, respectively, which amounts are included in “Accrued Compensation” in our consolidated balance sheet.

Effective January 31, 2013, we entered into a settlement agreement with an activist shareholder group resolving the shareholders’ claims and our counterclaims related to litigation initiated in November 2012. We agreed to pay $85,000 to the shareholder group as part of the settlement. The settlement payment was covered under our directors and officers insurance policy and was paid directly to the shareholder group by our insurance carrier.

Changes in accrued warranty are summarized below (in thousands):

	Three months ended March 31,
	2013	2012
Accrual balance, beginning of period	$24	$42
Accruals for warranties	0	3
Settlements made	0	(3)
Accrual balance, end of period	$24	$42

5.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	1,917,784	$1.23
Options forfeited	(102,911)	1.18
Options expired	(63,977)	1.44
Outstanding, March 31, 2013	1,750,896	$1.23	3.03 years	$156

Exercisable, March 31, 2013	1,339,358	$1.34	2.71 years	$94

All stock options outstanding at March 31, 2013 are nonqualified options that expire five years after the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on March 31, 2013 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on March 31, 2013.

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards. Effective March 13, 2013, we entered into an agreement with an activist shareholder group pursuant to which our board of directors was reconstituted to include three incumbent directors and three members of the shareholder group. As a result of this change of control, a total of 257,712 unvested stock options held by certain of our executive officers became immediately and fully exercisable pursuant to the terms of change of control agreements with such officers. Share-based compensation of approximately $77,000 was recorded in the three months ended March 31, 2013 as a result of the accelerated vesting of such options.

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2013	2012

Cost of goods sold	$5	$5
Selling, general and administrative	128	36
Research and development	9	10
Total share-based compensation expense	$142	$51

As of March 31, 2013, we had approximately $0.1 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.60 years.

6.	INCOME TAXES

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

The worldwide financial collapse in 2008 and the ensuing economic recession led to one of the steepest declines ever in the semiconductor industry. Industry conditions improved in 2010 and the industry added capacity as IC unit production reached its previous peak level of 2008. However, IC unit sales were virtually flat in 2011 and 2012 and are forecasted to be relatively flat in the first half of 2013 as well. As a result, with sufficient production capacity in place, demand for additional production equipment has been generally suppressed since 2010.

In fiscal year 2012, an industry rebound had been predicted for the second half of 2012 but did not materialize. In the third quarter of 2012, many IC manufacturers, including some of our customers, reported weakening business conditions and responded by reducing IC production and delaying equipment purchases. Our net sales were relatively flat in the first half of the year, amounting to $3.9 million, and then decreased to $2.3 million in the second half of the year as industry conditions weakened further.

Weak industry conditions persisted in early 2013 and continued to impact our net sales which amounted to $1.3 million in the first quarter of fiscal year 2013 as some of our customers indicated they were experiencing capacity utilization rates below 70%. This suggests that IC production levels must increase appreciably to absorb the excess capacity and lead to meaningful increases in the purchases of production-based equipment. Industry analysts and some of our customers have indicated that they expect industry conditions to remain weak through at least the first half of fiscal year 2013. A worsening or prolonged continuation of the slowdown in our industry would likely further adversely impact the demand for and prices of our products, in particular our test handler products, and adversely affect our future operating results and cash flows.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012. There were no changes in such policies during the three months ended March 31, 2013.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2013 were $1.3 million compared with $1.9 million for the same period in 2012, a 32% decrease. Sales of our test handlers, change kits and spare parts continued to be impacted by semiconductor industry conditions characterized by relatively weak IC demand and excess production capacity that existed throughout fiscal year 2012 and continued into 2013. Sales of test handlers were $0.1 million in the three months ended March 31, 2013 compared with $0.5 million for the same period in 2012, a decrease of 76%. Sales of change kits and spare parts were $0.4 million in the three months ended March 31, 2013 compared with $0.3 million for the same period in 2012, an increase of 32%. Sales of reliability test equipment products were $0.7 million in the three months ended March 31, 2013 compared with $1.1 million for the same period in 2012, a decrease of 32%.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory writedowns, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit was 56.4% of net sales in the three months ended March 31, 2013 compared with 48.7% for the same period in 2012. The margin improvement in 2013 was primarily attributable to a more favorable product mix and to reduced costs associated with a workforce reduction implemented in September 2012. Test handlers, which are generally lower margin sales than reliability test equipment and spare parts/change kits, represented 9% of total net sales in the first three months of 2013 compared with 26% for the same period in 2012. Reliability test equipment sales represented 57% of total net sales in the first three months of both 2013 and 2012. Spares/change kit sales represented 34% of total net sales in the first three months of 2013 compared with 17% for the same period in 2012.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 2013 were $1.2 million compared with $1.1 million for the comparable period in 2012, an increase of 9%. The increase in S,G&A expenses from the prior year was primarily attributable to a $0.2 million increase in legal expenses, partially offset by a $0.1 million decrease in employee compensation. Legal expenses incurred in 2013 were primarily related to defending an action brought against us in 2012 by UTHE Technology Corporation as previously disclosed.

Research and Development. Research and development expenses for the three months ended March 31, 2013 were $0.3 million compared with $0.4 million for the comparable period in 2012, a 30% decrease. The decrease from the prior year was primarily attributable to a $0.2 million decrease in employee compensation related to staff reductions within our test handler product group, partially offset by an increase in engineering contract services within our reliability test product group.

Interest Income. Interest income amounted to $1,000 and $3,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in interest income in 2013 primarily reflects lower average invested cash balances.

Interest expense. Interest expense amounted to $2,000 and $1,000 for the three months ended March 31, 2013 and 2012, respectively and was related to a capital lease agreement we executed in February 2012 for the acquisition of certain data processing equipment.

Income Taxes. We recorded no income tax benefit or expense for the three-month periods ended March 31, 2013 and 2012. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.3 million in the three months ended March 31, 2013. We used $1.3 million of cash to fund operating activities during this period, including our net loss of $0.8 million and $0.6 million in working capital changes, partially offset by $0.2 million in non-cash expenses. Working capital changes using cash consisted primarily of a $0.6 million increase in accounts receivable, a $0.2 million increase in inventories, and a $0.1 million decrease in accrued compensation, partially offset by a $0.2 million increase in accounts payable. Accounts receivable increased primarily due to the timing of product shipments, which were concentrated in the latter half of the first quarter of 2013, and to the timing of collections. The increase in inventories resulted primarily from purchases to meet anticipated shipment requirements for the second quarter of 2013 for our reliability test products. The increase in accounts payable resulted primarily from the timing of inventory receipts, which were concentrated in the latter half of the first quarter of 2013, and to the timing of vendor payments. Net cash flows used in investing and financing activities in the three months ended March 31, 2013 were not significant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. We believe our cash balance of $1.7 million at March 31, 2013 will be sufficient to meet our working capital and capital expenditure requirements at least through the end of fiscal year 2013. As discussed above, semiconductor industry conditions deteriorated in the second half of fiscal year 2012 and have remained weak in fiscal year 2013. It appears there will continue to be excess production capacity through at least mid-2013 that will present challenges for us, in particular for sales of our test handler products. We have aggressively taken steps to reduce our expense structure, including salary reductions for our executive officers, pay freezes and reductions in our workforce. We implemented these actions in order to preserve cash during these difficult business conditions while maintaining the resources we believe we will need to respond to an industry recovery when it occurs. In recent periods, we have incurred significant legal costs to defend the company in a legal action brought by UTHE Technology Corporation. We expect to continue to incur significant legal costs in connection with this litigation. A worsening or prolonged continuation of the industry slowdown and/or higher than anticipated legal expenses would further adversely impact our future operating results and cash flows. There can be no assurance that our existing cash reserves or funds generated from operations will be sufficient to avoid liquidity issues or, if needed, that we would be able to obtain working capital and/or equipment financing with terms favorable to us or at all.

Item 4.	Controls and Procedures

Our chief executive officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

We are subject to litigation captioned UTHE Technology Corporation vs. Aetrium Incorporated et al. in the United States District Court for the Northern District of California, as previously reported in our Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

Except as described in our Current Report on Form 8-K dated May 3, 2013, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: May 10, 2013	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

