Form 10-Q
period 2013-06-30
AETRIUM INC
filed 2013-08-19
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of Common Stock, $.001 par value, outstanding on August 2, 2013	10,781,451

AETRIUM INCORPORATED

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012	5

	Notes to unaudited condensed consolidated financial statements	6 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$1,458	$3,013
Accounts receivable, net of allowance for doubtful accounts of $25 at June 30, 2013 and December 31, 2012	222	243
Inventories, current	1,461	1,577
Other current assets	81	143
Current assets – discontinued operations	1,175	993
Total current assets	4,397	5,969

Property and equipment, net	113	143
Property and equipment, net – discontinued operations	17	19

Inventories, noncurrent	975	1,810
Other assets	52	58

Total assets	$5,554	$7,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Capitalized lease obligation, current portion	$31	$29
Trade accounts payable	818	501
Accrued compensation	181	256
Other accrued liabilities	251	310
Current liabilities – discontinued operations	232	192
Total current liabilities	1,513	1,288

Capitalized lease obligation	19	35
Noncurrent accrued expenses	48	96

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 30,000,000 shares authorized; 10,781,451 shares issued and outstanding	11	11
Additional paid-in capital	65,793	65,634
Accumulated deficit	(61,830)	(59,065)
Total shareholders' equity	3,974	6,580

Total liabilities and shareholders' equity	$5,554	$7,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$654	$863	$1,212	$1,682
Cost of goods sold	1,226	636	1,540	1,262
Gross profit (loss)	(572)	227	(328)	420

Operating expenses:
Selling, general and administrative	1,082	826	2,067	1,680
Research and development	135	236	265	562
Total operating expenses	1,217	1,062	2,332	2,242

Loss from operations	(1,789)	(835)	(2,660)	(1,822)
Interest income	—	2	1	5
Interest expense	(1)	(2)	(3)	(3)
Loss from continuing operations before income taxes	(1,790)	(835)	(2,662)	(1,820)
Income tax benefit (expense)	(28)	123	—	250
Loss from continuing operations	(1,818)	(712)	(2,662)	(1,570)
Income (loss) from discontinued operations, net of income taxes	(155)	229	(103)	464
Net loss	$(1,973)	$(483)	$(2,765)	$(1,106)

Income (loss) per share – basic and diluted:
Continuing operations	$(0.17)	$(0.07)	$(0.25)	$(0.15)
Discontinued operations	(0.01)	0.02	(0.01)	0.04
Net loss	$(0.18)	$(0.04)	$(0.26)	$(0.10)

Weighted average common shares outstanding – basic and diluted	10,781	10,781	10,781	10,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,765)	$(1,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	38
Share-based compensation expense	159	120
Provision for excess and obsolete inventories	834	—
Changes in assets and liabilities:
Accounts receivable	(99)	389
Inventories	55	661
Other current assets	62	(84)
Other assets	6	6
Trade accounts payable	340	(287)
Accrued compensation	(69)	26
Other accrued liabilities	(96)	(451)
Net cash used in operating activities	(1,536)	(688)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(40)
Net cash used in investing activities	(5)	(40)

Cash flows from financing activities:
Principal payments on capital lease	(14)	(13)
Net cash used by financing activities	(14)	(13)

Net decrease in cash and cash equivalents	(1,555)	(741)

Cash and cash equivalents at beginning of period	3,013	5,008

Cash and cash equivalents at end of period	$1,458	$4,267

Supplemental cash flow information:
Cash paid for interest expense	$1	$3
Equipment acquired by capital lease	$—	$89

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2012 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

In the six months ended June 30, 2013, we incurred a net loss of $2.8 million and we used $1.5 million of cash to fund our operations. Our net losses and negative cash flows in recent periods were largely attributable to reduced net sales resulting from relatively weak business conditions and excess production capacity in the semiconductor industry. In addition, beginning in the third quarter of 2012, we have incurred significant legal expenses related to litigation. We have taken aggressive actions to reduce our expenses, including salary reductions for executive officers, pay freezes and reductions in workforce. Effective July 31, 2013, as described in Note 2, we sold the assets related to our Reliability Test Products (RTP) business and received proceeds of approximately $1.9 million before transaction expenses. We believe our cash balance of $1.5 million at June 30, 2013 plus the net proceeds received from the sale of the RTP business will be sufficient to meet our working capital and capital expenditure requirements through at least the end of our current fiscal year. Industry forecasters predict that semiconductor industry conditions will improve in the second half of 2013 and fiscal year 2014 as integrated circuit (IC) production volumes increase. However, we believe business conditions will continue to be challenging for us in the second half of 2013 as we continue to incur significant legal costs in connection with a legal action brought against us by UTHE Technology Corporation. If semiconductor industry business conditions do not improve as predicted and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected. Given these circumstances, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

2.	DISCONTINUED OPERATIONS

Effective July 31, 2013 and pursuant to a letter of intent that was executed on June 14, 2013, we sold the assets related to our Reliability Test Products (RTP) line of products. The RTP product line includes test equipment that provides semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability. Our sale of the RTP product line resulted in an increase in our cash reserves, which have been significantly diminished in recent quarters due to operating losses and high legal costs related primarily to litigation.

The RTP product line was sold to Cascade Microtech, Inc. (Cascade), a U.S. public company headquartered in Beaverton, OR. Cascade manufactures products and provides services for precision contact, electrical measurement and test of integrated circuits, optical devices and other small structures. The sale closed on July 31, 2013 and included the following terms:

•	Purchase price of approximately $3,400,000 including the following:
o	$1,750,000 payable at closing, subject to working capital adjustment. (Cascade paid $1,910,000, including a $160,000 estimated working capital adjustment, to Aetrium at the closing of the transaction).
o	$1,000,000 contingent earn-out payment. If RTP net revenues for the nine months ended April 30, 2014 are in the range of $2,250,000 to $3,750,000 or more, a pro rata earn-out payment will be payable to Aetrium on May 31, 2014.
o	$500,000 holdback amount to secure Aetrium’s obligations related to representations, warranties and covenants. $300,000 of the holdback amount is payable in July 2014 and $200,000 is payable in January 2015, subject to indemnity claims by Cascade.

•	Aetrium transferred receivables, inventories, equipment, intellectual property, and other assets associated with the RTP product line to Cascade.

•	Cascade assumed certain liabilities related to the RTP product line, including accounts payable, accrued expenses and product support and warranty obligations.

•	Cascade and Aetrium executed a sublease and transition services agreement providing for Cascade to continue to conduct RTP operations in approximately 9,000 square feet within Aetrium’s facility in North St. Paul, MN and for Aetrium to provide certain administrative services to Cascade. The sublease provides for monthly rental payments of $14,500 and an initial term of August 1, 2013 through April 30, 2014, after which Cascade may continue to sublease the space on a month-to-month basis.

•	Eleven Aetrium employees were hired by Cascade in connection with the transaction.

In accordance with ASC 205-220-45, “Discontinued Operations,” assets and liabilities included in our consolidated balance sheet and the results of operations included in our consolidated statements of operations related to the RTP product line have been reclassified and presented as discontinued operations for all periods reported.

Assets and liabilities related to the RTP product line presented as discontinued operations in our consolidated balance sheet are summarized below (in thousands):

	June 30,	December 31,
	2013	2012

Accounts receivable	$343	$223
Inventories	832	770
Current assets – discontinued operations	$1,175	$993

Property and equipment	$213	$213
Less, accumulated depreciation	(196)	(194)
Property and equipment, net – discontinued operations	$17	$19

Accounts payable	$119	$96
Accrued compensation	94	78
Accrued warranty	12	12
Other accrue liabilities	7	6
Current liabilities – discontinued operations	$232	$192

Condensed operating results for the RTP product line, which exclude building rent, property taxes, and other facility-related and administrative costs that continue to be incurred following the disposition of the product line, are presented as discontinued operations in our consolidated statements of operations and are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net sales	$450	$1,149	$1,179	$2,220
Cost of goods sold	247	407	467	726
Gross profit	203	742	712	1,494
Operating expenses	386	390	815	780
Income (loss) before income taxes	(183)	352	(103)	714
Income tax benefit (expense)	28	(123)	—	(250)
Income (loss) from discontinued operations	$(155)	$229	$(103)	$464

3.	NET LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive.

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012

Purchased parts and completed subassemblies	$617	$918
Work-in-process	542	459
Finished goods, including saleable demonstration equipment	1,277	2,010
Total inventories	2,436	3,387
Noncurrent portion	(975)	(1,810)
Current portion	$1,461	$1,577

Inventories not expected to be realized within the following twelve months amounted to $1.0 million at June 30, 2013 and $1.8 million at December 31, 2012 and is included in the caption “Inventories, noncurrent” in our consolidated balance sheet. We evaluated our Model 55V16 eight-site test handler inventory levels and device kit inventories for our Model 55V6 test handler and, based on estimated future sales potential for these products concluded that we had excess levels of inventory as of June 30, 2013. Accordingly, we reduced the carrying value of these inventories to their estimated net realizable values and recorded a corresponding charge of $0.8 million in cost of goods sold in the quarter ended June 30, 2013.

5.	CURRENT LIABILITIES

Other current accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012

Accrued retirement benefits, current portion	$195	$147
Accrued commissions	—	9
Accrued warranty	12	12
Accrued obligation related to litigation settlement	—	85
Other	44	57
Total other current accrued liabilities	$251	$310

In 2010, we recorded accrued retirement benefits awarded to our chief executive officer and our then current chief administrative officer. Accrued retirement benefits amounted to $243,000 ($195,000 current, $48,000 noncurrent) at June 30, 2013 and $243,000 ($147,000 current, $96,000 noncurrent) at December 31, 2012. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Noncurrent accrued expenses” in our consolidated balance sheet.

In November 2011, Joseph C. Levesque, the chairman of our board of directors, was appointed to serve as president and chief executive officer pending the appointment of a permanent replacement for these positions. At that time, we entered into an employment agreement with Mr. Levesque that provided for the payment of a majority of his 2011 and 2012 base salary to be deferred until 2013. Deferred payments under this agreement amounted to approximately $66,000 and $131,000 at June 30, 2013 and December 31, 2012, respectively, which amounts are included in “Accrued Compensation” in our consolidated balance sheet.

Effective January 31, 2013, we entered into a settlement agreement with an activist shareholder group resolving these shareholders’ claims and our counterclaims related to litigation initiated in November 2012. We agreed to pay $85,000 to the shareholder group as part of the settlement. The settlement payment was covered under our directors and officers insurance policy and was paid directly to the shareholder group by our insurance carrier.

Changes in accrued warranty are summarized below (in thousands):

	Six months ended June 30,
	2013	2012
Accrual balance, beginning of period	$12	$30
Accruals for warranties	12	3
Settlements made	(12)	(7)
Accrual balance, end of period	$12	$26

6.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	1,917,784	$1.23
Options forfeited	(113,536)	1.14
Options expired	(444,873)	1.83
Outstanding, June 30, 2013	1,359,375	$1.05	3.58 years	$5

Exercisable, June 30, 2013	1,010,621	$1.11	3.50 years	$5

All stock options outstanding at June 30, 2013 are nonqualified options that expire five years after the grant date. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Aetrium’s closing stock price on June 30, 2013 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on June 30, 2013.

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards. Effective March 13, 2013, we entered into an agreement with an activist shareholder group pursuant to which our board of directors was reconstituted to include three incumbent directors and three members of the shareholder group. As a result of this change of control, a total of 257,712 unvested stock options held by certain of our executive officers became immediately and fully exercisable pursuant to the terms of change of control agreements with such officers. Share-based compensation of approximately $77,000 was recorded in the six months ended June 30, 2013 as a result of the accelerated vesting of such options.

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Cost of goods sold	$2	$2	$4	$4
Selling, general and administrative	6	49	131	84
Research and development	3	9	8	17
Income (loss) from discontinued operations	6	9	16	15
Total share-based compensation expense	$17	$69	$159	$120

As of June 30, 2013, we had approximately $0.1 million of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.35 years.

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

Effective July 31, 2013, as discussed in Note 2 to our Condensed Consolidated Financial Statements, we sold the assets related to our Reliability Test Products (RTP) line of products. Operating results related to the RTP product line have been reclassified and presented as discontinued operations for all periods presented and, unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

Overview

Aetrium designs, manufactures and markets test handler products that are used in the handling and testing of integrated circuits, or ICs, which constitute the highest revenue component of the semiconductor industry. Our test handlers are purchased primarily by semiconductor manufacturers and their assembly and test subcontractors and are used in the test, assembly and packaging, or TAP, segment of semiconductor manufacturing.

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

Following a period of strong expansion and increasing IC sales in the semiconductor industry in 2010, IC unit sales were virtually flat in 2011 and 2012 and grew a modest 3.0% in the first quarter of 2013 over the first quarter of 2012. As a result, with sufficient production capacity in place, demand for additional production equipment has been generally suppressed since 2010.

In fiscal year 2012, an industry rebound had been predicted for the second half of 2012 but did not materialize. In the third quarter of 2012, many IC manufacturers, including some of our customers, reported weakening business conditions and responded by reducing IC production and delaying equipment purchases. Our net sales were relatively flat in the first half of the year, amounting to $1.7 million, and then decreased to $0.9 million in the second half of the year as industry conditions weakened further.

Weak industry conditions persisted in early 2013 and continued to impact our net sales, which amounted to $0.6 million and $0.7 million in the first and second quarters of fiscal year 2013, respectively. Many of our customers continue to have excess production capacity and are limiting purchases to equipment required for newer products and special applications. Some industry forecasters are predicting that semiconductor industry conditions will improve in the second half of 2013 and fiscal year 2014 as IC production volumes increase. If semiconductor industry business conditions do not improve sufficiently to drive meaningful improvement in demand for production-based equipment and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012. There were no changes in such policies during the three months ended June 30, 2013.

Results of Operations

Net Sales. Net sales for the six months ended June 30, 2013 were $1.2 million compared with $1.7 million for the same period in 2012, a 28% decrease. Sales of our test handlers were impacted by semiconductor industry conditions characterized by relatively weak IC demand and excess production capacity that existed throughout fiscal year 2012 and continued into 2013. Sales of test handlers were $0.1 million in the six months ended June 30, 2013 compared with $1.1 million for the same period in 2012, a decrease of 89%. Sales of change kits and spare parts were $1.1 million in the six months ended June 30, 2013 compared with $0.6 million for the same period in 2012, an increase of 80%. Sales of change kits and spare parts increased primarily as a result of increased purchases by two customers that have large installed bases of our test handlers, one of which purchased significant spare parts for an expanded equipment preventative maintenance program. Net sales for the three months ended June 30, 2013 were $0.7 million compared with $0.9 million for the same period in 2012, a 24% decrease. The decrease was attributable to lower sales of test handlers resulting from relatively weak industry conditions.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory write-downs, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit (loss) was (27.1%) of net sales in the six months ended June 30, 2013. Cost of goods sold in 2013 included a $0.8 million charge for excess and obsolete inventories recorded in the second quarter of 2013. Sales of our test handler products have been extremely weak in recent quarters due to excess capacity in the semiconductor industry resulting from generally flat IC production volumes since 2010. We assessed the realizability of our test handler inventories based on current industry conditions and recent customer inputs. We determined that the value of our inventories related to our Model 55V16 eight-site test handler had diminished as customers now favor our newer Model VMAX test handler, which also features eight-site testing capabilities. Accordingly, we wrote down the value of our Model 55V16-related inventories by $0.7 million to their estimated net realizable values. In addition, we evaluated our device kit inventories for our Model 55V6 test handler and, based on estimated future sales, wrote down the value of these inventories by $0.1 million. Excluding the $0.8 million inventory charge, our gross margin for the six months ended June 30, 2013 would have been 41.7% compared with 25.1% for the same period in 2012. Gross margin excluding the $0.8 million inventory charge improved due to significant reductions in our workforce and a more favorable product mix. Test handlers, which are generally lower margin sales than spare parts/change kits, represented 10% of total net sales in the first six months of 2013 compared with 64% for the same period in 2012. Spares/change kit sales represented 90% of total net sales in the first six months of 2013 compared with 36% for the same period in 2012. Gross profit (loss) was (87.5%) of net sales in the three months ended June 30, 2013 compared with 26.3% for the same period in 2012. Excluding the $0.8 million inventory charge, our gross margin for the three months ended June 30, 2013 would have been 40.1% compared with 26.3% for the same period in 2012. Gross profit decreased in 2013 primarily due to the $0.8 million charge for excess and obsolete inventories discussed above, partially offset by cost savings from workforce reductions in 2012 and 2013 and a change in product sales mix.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses for the six months ended June 30, 2013 were $2.1 million compared with $1.7 million for the comparable period in 2012, an increase of 23%. The increase in S,G&A expenses from the prior year was primarily attributable to a $0.6 million increase in legal expenses, partially offset by a $0.1 million decrease in employee compensation resulting from reductions in personnel. S,G &A expenses for the three months ended June 30, 2013 were $1.1 million compared with $0.8 million for the comparable period in 2012, an increase of 31%. The increase was primarily attributable to a $0.4 million increase in legal expenses, partially offset by a $0.1 million decrease in employee compensation. Legal expenses incurred in 2013 were primarily related to defending an action brought against us in 2012 by UTHE Technology Corporation as previously disclosed. We expect we will continue to incur substantial legal expenses related to this litigation through at least the end of the current fiscal year.

Research and Development. Research and development expenses for the six months ended June 30, 2013 were $0.3 million compared with $0.6 million for the comparable period in 2012, a 53% decrease. The decrease from the prior year was primarily attributable to a $0.3 million decrease in employee compensation due to staff reductions. Research and development expenses for the three months ended June 30, 2013 were $0.1 million compared with $0.2 million for the comparable period in 2012, a 57% decrease. The decrease was primarily attributable to a decrease in employee compensation.

Interest Income. Interest income amounted to $1,000 and $5,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease in interest income in 2013 primarily reflects lower average invested cash balances.

Interest expense. Interest expense amounted to $3,000 for each of the six-month periods ended June 30, 2013 and 2012 and was related to a capital lease agreement we executed in February 2012 for the acquisition of certain data processing equipment.

Income Taxes. We recorded no income tax benefit or expense for the six-month periods ended June 30, 2013 and 2012. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.6 million in the six months ended June 30, 2013. We used $1.5 million of cash to fund operating activities during this period, including our net loss of $2.8 million, partially offset by $1.0 million in non-cash expenses and $0.2 million in working capital changes. Non-cash expenses included a $0.8 million charge for excess and obsolete inventories and share-based compensation expense of $0.2 million. Working capital changes generating cash consisted primarily of a $0.3 million increase in accounts payable partially offset by a $0.1 million increase in accounts receivable. The increase in accounts payable reflects primarily high legal billings related to litigation in the second quarter of 2013. Net cash flows used in investing and financing activities in the six months ended June 30, 2013 were not significant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. Effective July 31, 2013, we sold the assets related to our Reliability Test Products (RTP) product line and received proceeds of approximately $1.9 million before transaction expenses. We believe our cash balance of $1.5 million at June 30, 2013 plus the net proceeds received from the sale of the RTP product line will be sufficient to meet our working capital and capital expenditure requirements through at least the end of our current fiscal year. As discussed above, semiconductor industry conditions deteriorated in the second half of fiscal year 2012 and have remained weak in fiscal year 2013. We have aggressively taken steps to reduce our expense structure, including salary reductions for our executive officers, pay freezes and reductions in our workforce. We implemented these actions in order to preserve cash during these difficult business conditions while maintaining the resources we believe we will need to respond to an industry recovery when it occurs. In recent periods, we have incurred significant legal costs to defend the company in a legal action brought by UTHE Technology Corporation. We expect to continue to incur significant legal costs in connection with this litigation. Industry forecasters predict that semiconductor industry conditions will improve in the second half of 2013 and fiscal year 2014 as IC production volumes increase. If semiconductor industry business conditions do not improve sufficiently to drive meaningful improvement in demand for production-based equipment and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected. There can be no assurance that our existing cash reserves or funds generated from operations will be sufficient to avoid liquidity issues or, if needed, that we would be able to obtain working capital and/or equipment financing with terms favorable to us or at all.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were not effective as of June 30, 2013 due to a material weakness in internal control over financial reporting related to the evaluation of certain non-routine transactions in connection with the RTP product line discontinued operations.

The Company is continuing its review of its internal control procedures and the design of those control procedures related to the evaluation of certain non-routine events or transactions to address the material weakness and will disclose any remediation activities undertaken to address the material weakness in future periods.

Changes in Internal Controls

Other than the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

AETRIUM INCORPORATED
(Registrant)

Date: August 19, 2013	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
President and Chief Executive Officer

Date: August 19, 2013	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

