Form 10-Q
period 2013-09-30
AETRIUM INC
filed 2013-11-14
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Number of shares of Common Stock, $.001 par value, outstanding on November 1, 2013	1,078,176

AETRIUM INCORPORATED

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012	5

	Notes to unaudited condensed consolidated financial statements	6 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 13

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$2,036	$3,013
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2013 and $25 at December 31, 2012	367	243
Inventories, current	1,644	1,577
Other current assets	377	143
Current assets – discontinued operations	—	993
Total current assets	4,424	5,969

Property and equipment, net	97	143
Property and equipment, net – discontinued operations	—	19

Inventories, noncurrent	302	1,810
Other assets	250	58

Total assets	$5,073	$7,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Capitalized lease obligation, current portion	$31	$29
Trade accounts payable	740	501
Accrued compensation	118	256
Other accrued liabilities	188	310
Current liabilities – discontinued operations	—	192
Total current liabilities	1,077	1,288

Capitalized lease obligation, less current portion	11	35
Noncurrent accrued expenses	22	96

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; 3,000,000 shares authorized; 1,078,176 issued and outstanding	1	1
Additional paid-in capital	65,816	65,644
Accumulated deficit	(61,854)	(59,065)
Total shareholders' equity	3,963	6,580

Total liabilities and shareholders' equity	$5,073	$7,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$715	$409	$1,927	$2,091
Cost of goods sold	765	3,194	2,305	4,456
Gross loss	(50)	(2,785)	(378)	(2,365)

Operating expenses:
Selling, general and administrative	771	1,007	2,838	2,687
Research and development	103	233	368	795
Total operating expenses	874	1,240	3,206	3,482

Loss from operations	(924)	(4,025)	(3,584)	(5,847)
Interest income	—	2	1	7
Interest expense	—	(1)	(3)	(4)
Loss from continuing operations before income taxes	(924)	(4,024)	(3,586)	(5,844)
Income tax benefit (expense)	279	(41)	279	209
Loss from continuing operations	(645)	(4,065)	(3,307)	(5,635)

Discontinued operations (see Note 2):
Income (loss) from operations	(121)	(116)	(224)	598
Gain on sale of discontinued operations	1,021	—	1,021	—
Income (loss) before income taxes	900	(116)	797	598
Income tax benefit (expense)	(279)	41	(279)	(209)
Income (loss) from discontinued operations	621	(75)	518	389

Net loss	$(24)	$(4,140)	$(2,789)	$(5,246)

Income (loss) per share – basic and diluted:
Continuing operations	$(0.60)	$(3.77)	$(3.07)	$(5.23)
Discontinued operations	0.58	(0.07)	0.48	0.36
Net loss	$(0.02)	$(3.84)	$(2.59)	$(4.87)

Weighted average common shares outstanding – basic and diluted	1,078	1,078	1,078	1,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,789)	$(5,246)
Gain on sale of discontinued operations	(1,021)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	59
Share-based compensation expense	172	183
Credit to allowance for bad debts	(25)	—
Provision for excess and obsolete inventories	1,177	2,766
Changes in assets and liabilities:
Accounts receivable	(216)	804
Inventories	200	550
Other current assets	65	(18)
Other assets	8	9
Trade accounts payable	193	135
Accrued compensation	(216)	(82)
Other accrued liabilities	(202)	(429)
Net cash used in operating activities	(2,602)	(1,269)

Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of transaction costs	1,651	—
Purchase of property and equipment	(5)	(45)
Net cash provided by (used in) investing activities	1,646	(45)

Cash flows from financing activities:
Principal payments on capital lease	(21)	(17)
Net cash used by financing activities	(21)	(17)

Net decrease in cash and cash equivalents	(977)	(1,331)

Cash and cash equivalents at beginning of period	3,013	5,008

Cash and cash equivalents at end of period	$2,036	$3,677

Supplemental cash flow information:
Cash paid for interest expense	$—	$3
Equipment acquired by capital lease	$—	$89

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2012 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

On October 11, 2013 Aetrium effected a one-for-ten reverse split of its common stock. The reverse split reduced the number of outstanding shares of our common stock from 10,781,451 shares to 1,078,176 shares. The reverse stock split had no impact on the rights or preferences of the holders of the outstanding shares of our common stock. A proportional adjustment was also made to all outstanding stock options to reflect the reverse split. All share and per share amounts in our consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the reverse stock split.

In the nine months ended September 30, 2013, we incurred a loss from continuing operations of $3.3 million and we used $2.6 million of cash to fund our operations. Our losses and negative cash flows in recent periods were largely attributable to reduced net sales resulting from relatively weak business conditions and excess production capacity in the semiconductor industry. In addition, beginning in the third quarter of 2012, we incurred significant legal expenses related to litigation. We have taken aggressive actions to reduce our expenses and preserve cash, including salary reductions for executive officers, pay freezes and reductions in workforce. Effective July 31, 2013, as described in Note 2, we sold the assets related to our Reliability Test Products (RTP) business and received proceeds of approximately $1.7 million net of transaction expenses. We believe our cash balance of $2.0 million at September 30, 2013 will be sufficient to meet our working capital and capital expenditure requirements through at least the end of our current fiscal year. Industry forecasters predict that semiconductor industry conditions will improve in the fourth quarter of 2013 and in fiscal year 2014 as integrated circuit (IC) production volumes increase. Aetrium experienced an increase in sales order activity early in the fourth quarter of 2013. In addition, the lawsuit brought against us in  federal court by UTHE Technology Corporation (UTHE), for which we have incurred substantial legal costs since mid-2012, was dismissed by the court in September 2013. Although UTHE has filed an appeal, we believe our future legal expenses related to this action will be substantially lower than incurred in recent periods. However, we believe business conditions will continue to be challenging for us until the excess production capacity in the industry we serve is reduced. If semiconductor industry business conditions do not improve as predicted and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected. Given these circumstances, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

2.       SALE OF PRODUCT LINE - DISCONTINUED OPERATIONS

On July 31, 2013 and pursuant to a letter of intent that was executed on June 14, 2013, we sold the assets related to our Reliability Test Products (RTP) line of products. The RTP product line includes test equipment that provides semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability. The sale of our RTP product line resulted in an increase in our cash reserves, which have been significantly diminished in recent quarters due to operating losses and high legal costs related primarily to litigation.

The RTP product line was sold to Cascade Microtech, Inc. (Cascade), a U.S. public company headquartered in Beaverton, OR. Cascade manufactures products and provides services for precision contact, electrical measurement and test of integrated circuits, optical devices and other small structures. The sale transaction included the following terms:

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

o
$500,000 holdback amount to secure Aetrium’s obligations related to representations, warranties and covenants. $300,000 of the holdback amount is payable on July 31, 2014 and $200,000 is payable on January 15, 2015, subject to indemnity claims by Cascade.

•	Aetrium transferred receivables, inventories, equipment, intellectual property, and other assets associated with the RTP product line to Cascade.

•	Cascade assumed certain liabilities related to the RTP product line, including accounts payable, accrued expenses and product support and warranty obligations.

•
Cascade and Aetrium executed a sublease and transition services agreement providing for Cascade to continue to conduct RTP operations in approximately 9,000 square feet within Aetrium’s facility in North St. Paul, MN and for Aetrium to provide certain administrative services to Cascade. The sublease provides for monthly rent payments of $14,500 and an initial term of August 1, 2013 through April 30, 2014, after which Cascade may continue to sublease the space on a month-to-month basis.

•	Eleven Aetrium employees were hired by Cascade in connection with the transaction.

We recorded a pre-tax gain of approximately $1.0 million on the sale of the RTP product line as follows (in thousands):

Proceeds:
- Cash received	$1,914
- Due from Cascade, payable July 31, 2014	300
- Due from Cascade, payable January 31, 2015	200
Total proceeds	2,414

Fair value of net assets transferred to Cascade:
- Accounts receivable	340
- Inventories	834
- Prepaid expenses	1
- Equipment	17
- Accounts payable	(50)
- Accrued liabilities	(12)
Total net assets transferred	1,130

Gain on sale, before transaction costs	1,284
Transaction costs	(263)
Gain on sale	$1,021

The holdback amounts due from Cascade are included in our consolidated balance sheet at September 30, 2013 as follows: $300,000 is included in “Other current assets” and $200,000 is included in “Other assets.”

In accordance with ASC 205-20, “Discontinued Operations,” assets and liabilities included in our consolidated balance sheet and the results of operations included in our consolidated statements of operations related to the RTP product line have been reclassified and presented as discontinued operations for all periods reported.

Assets and liabilities related to the RTP product line presented as discontinued operations in our consolidated balance sheet at December 31, 2012 are summarized below (in thousands):

December 31,
2012
Accounts receivable	$223
Inventories	770
Current assets – discontinued operations	$993

Property and equipment	$213
Less, accumulated depreciation	(194)
Property and equipment, net – discontinued operations	$19

Accounts payable	$96
Accrued compensation	78
Accrued warranty	12
Other accrue liabilities	6
Current liabilities – discontinued operations	$192

Condensed results from discontinued operations included in our consolidated statements of operations are summarized below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$36	$387	$1,215	$2,607
Cost of goods sold	67	139	534	865
Gross profit (loss)	(31)	248	681	1,742
Operating expenses	90	364	905	1,144
Income (loss) from operations	(121)	(116)	(224)	598
Gain on sale of discontinued operations	1,021	—	1,021	—
Income (loss) before income taxes	900	(116)	797	598
Income tax benefit (expense)	(279)	41	(279)	(209)
Income (loss) from discontinued operations	$621	$(75)	$518	$389

Operating results from discontinued operations exclude building rent, property taxes, and other facility-related and administrative costs that continue to be incurred following the disposition of the product line.

3.        LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive. The weighted average number of common shares used to calculate loss per share in our condensed consolidated statements of operations has been adjusted to reflect the one-for-ten reverse stock split for all periods presented.

4.       INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Purchased parts and completed subassemblies	$405	$918
Work-in-process	430	459
Finished goods, including saleable demonstration equipment	1,111	2,010
Total inventories	1,946	3,387
Noncurrent portion	(302)	(1,810)
Current portion	$1,644	$1,577

Inventories not expected to be realized within the following twelve months amounted to $0.3 million at September 30, 2013 and $1.8 million at December 31, 2012 and is included in the caption “Inventories, noncurrent” in our consolidated balance sheet. We evaluated the inventories for certain of our older products and, based on updated sales forecasts, concluded we had excess inventories as of September 30, 2013. Accordingly, we reduced the carrying value of these inventories to their estimated net realizable values and recorded a corresponding charge of $0.3 million in cost of goods sold in the quarter ended September 30, 2013. The write-down related primarily to change kits for IC package types for which sales potential has declined. In the quarter ended June 30, 2013 we recorded a charge of $0.8 million in cost of goods sold to write-down certain inventories. The write-down related primarily to our Model V16 test handler for which sales prospects for eight-site testing applications have diminished in favor of our newer Model VMAX test handler. Charges for excess and obsolete inventories amounted to $1.2 million and $2.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

5.       CURRENT LIABILITIES

In November 2011, Joseph C. Levesque, the chairman of our board of directors, was appointed to serve as president and chief executive officer pending the appointment of a permanent replacement for these positions. At that time, we entered into an employment agreement with Mr. Levesque that provided for the payment of a majority of his 2011 and 2012 base salary to be deferred until 2013. Deferred payments under this agreement amounted to approximately $30,000 and $131,000 at September 30, 2013 and December 31, 2012, respectively, which amounts are included in “Accrued Compensation” in our condensed consolidated balance sheet.

Other current accrued liabilities are comprised of the following (in thousands):
	September 30,	December 31,
	2013	2012
Accrued retirement benefits, current portion	$108	$147
Accrued commissions	—	9
Accrued warranty	14	12
Accrued obligation related to litigation settlement	—	85
Other	66	57
Total other current accrued liabilities	$188	$310

In 2010, we recorded accrued retirement benefits awarded to our chief executive officer and our then current chief administrative officer. Accrued retirement benefits amounted to $130,000 ($108,000 current, $22,000 noncurrent) at September 30, 2013 and $243,000 ($147,000 current, $96,000 noncurrent) at December 31, 2012. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Noncurrent accrued expenses” in our condensed consolidated balance sheet.

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

Changes in accrued warranty are summarized below (in thousands):
	Nine months ended September 30,
	2013	2012
Accrual balance, beginning of period	$12	$30
Accruals for warranties	17	10
Settlements made	(15)	(28)
Accrual balance, end of period	$14	$12

6.       STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the nine months ended September 30, 2013 (share and per share amounts have been retroactively adjusted to reflect a one-for-ten reverse stock split implemented on October 11, 2013 – see Note 1):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	191,778	$12.30
Options forfeited	(22,536)	9.64
Options expired	(46,425)	17.85
Outstanding, September 30, 2013	122,817	$10.74	3.29 years	$0

Exercisable, September 30, 2013	103,715	$11.08	3.26 years	$0

All stock options outstanding at September 30, 2013 are nonqualified options that expire five years after the grant date. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded Aetrium’s closing stock price on September 30, 2013.

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards. Effective March 13, 2013, we entered into an agreement with an activist shareholder group pursuant to which our board of directors was reconstituted to include three incumbent directors and three members of the shareholder group. As a result of this change of control, a total of 25,771 unvested stock options held by certain of our executive officers became immediately and fully exercisable pursuant to the terms of change of control agreements with such officers. Share-based compensation of approximately $77,000 was recorded in the nine months ended September 30, 2013 as a result of the accelerated vesting of such options.

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Cost of goods sold	$1	$—	$5	$4
Selling, general and administrative	6	45	137	129
Research and development	4	9	12	26
Income (loss) from discontinued operations	2	9	18	24
Total share-based compensation expense	$13	$63	$172	$183

As of September 30, 2013, we had approximately $56,000 of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 2.0 years.

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

AETRIUM INCORPORATED

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

On July 31, 2013, as discussed in Note 2 to our Condensed Consolidated Financial Statements, we sold the assets related to our Reliability Test Products (RTP) line of products. Operating results related to the RTP product line have been reclassified and presented as discontinued operations for all periods presented and, unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

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

Following a period of strong expansion and increasing IC sales in the semiconductor industry in 2010, IC unit sales were virtually flat in 2011 and 2012 and grew only modestly in the first half of 2013 over the same period in 2012. As a result, with sufficient production capacity in place, demand for additional production equipment has been generally suppressed since 2010.

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

Weak industry conditions persisted in early 2013 and continued to impact our net sales, which amounted to $0.6 million, $0.7 million, and $0.7 million in the first, second and third quarters of fiscal year 2013, respectively. Many of our customers continue to have excess production capacity and are limiting purchases to equipment required for newer products and special applications. In addition, we have incurred significant legal expenses in 2013 to defend ourselves in an action brought against us in federal court by UTHE Technology Corporation (UTHE). In September 2013, the case was dismissed by the court. Although UTHE subsequently filed an appeal, we expect our future legal expenses related to this matter will be substantially lower than we incurred in recent periods. Some industry forecasters are predicting that semiconductor industry conditions will improve in the fourth quarter of 2013 and in fiscal year 2014 as IC production volumes are expected to increase. If semiconductor industry business conditions do not improve sufficiently to drive meaningful improvement in demand for production-based equipment and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012. There were no changes in such policies during the three months ended September 30, 2013.

Results of Operations

Net Sales. Net sales for the nine months ended September 30, 2013 were $1.9 million compared with $2.1 million for the same period in 2012, an 8% decrease. Sales of our test handlers were impacted by semiconductor industry conditions characterized by relatively weak IC demand and excess production capacity that existed throughout fiscal year 2012 and continued into 2013. Sales of test handlers were $0.3 million in the nine months ended September 30, 2013 compared with $1.1 million for the same period in 2012, a decrease of 70%. Sales of change kits and spare parts were $1.6 million in the nine months ended September 30, 2013 compared with $1.0 million for the same period in 2012, an increase of 57%. Sales of change kits and spare parts increased primarily as a result of increased purchases by two customers that have large installed bases of our test handlers, one of which purchased significant spare parts for an expanded equipment preventative maintenance program. Net sales for the three months ended September 30, 2013 were $0.7 million compared with $0.4 million for the same period in 2012, a 75% increase. The increase was primarily attributable to an increase in sales of test handlers which amounted to $0.2 million in the third quarter of 2013 compared with zero for the same period in 2012.

Gross Loss. Aetrium’s gross profit (loss) as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory write-downs, and the utilization of our manufacturing capacity based upon varying production levels. Gross loss was (19.6%) of net sales in the nine months ended September 30, 2013 compared with (113.1%) of net sales for the same period in 2012. Cost of goods sold included charges for excess and obsolete inventories of $1.2 million and $2.8 million in the nine-month periods ended September 30, 2013 and 2012, respectively, and charges of $0.1 million for severance costs related to workforce reductions in the nine-month period ended September 30, 2012. Excluding these charges, our gross margin for the nine months ended September 30, 2013 would have been 41.5% compared with 23.6% for the same period in 2012. Gross margin excluding these charges improved in 2013 due to significant reductions in our workforce and a more favorable product mix. Test handlers, which are generally lower margin sales than spare parts/change kits, represented 17% of total net sales in the first nine months of 2013 compared with 51% for the same period in 2012. Spares/change kit sales represented 83% of total net sales in the first nine months of 2013 compared with 49% for the same period in 2012. Gross loss was (7.0%) of net sales in the three months ended September 30, 2013 compared with (680.9%) for the same period in 2012. Excluding charges for inventory write-downs and workforce reductions, gross margin would have been 41.0% and 6.4% in the quarters ended September 30, 2013 and 2012, respectively.   Gross margin excluding these charges improved in the 2013 period due to the higher sales volume and cost savings from reductions in our workforce.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses for the nine months ended September 30, 2013 were $2.8 million compared with $2.7 million for the comparable period in 2012, an increase of 6%. The increase in S,G&A expenses from the prior year was primarily attributable to a $0.6 million increase in legal expenses, partially offset by a $0.2 million decrease in employee compensation resulting from reductions in personnel and also to reductions in product demonstration and investor relations expenses. S,G &A expenses for the three months ended September 30, 2013 were $0.8 million compared with $1.0 million for the comparable period in 2012, a decrease of 23%. The decrease was primarily attributable to a decrease in employee compensation and product demonstration expenses. Legal expenses incurred in 2013 were primarily related to defending an action brought against us in federal court by UTHE Technology Corporation (UTHE). The case was dismissed by the court in September 2013. Although UTHE subsequently filed an appeal in the case, we believe our future legal expenses related to this matter will be lower than incurred in recent periods.

Research and Development. Research and development expenses for the nine months ended September 30, 2013 were $0.4 million compared with $0.8 million for the comparable period in 2012, a 54% decrease. The decrease from the prior year was primarily attributable to a $0.4 million decrease in employee compensation due to staff reductions. Research and development expenses for the three months ended September 30, 2013 were $0.1 million compared with $0.2 million for the comparable period in 2012, a 56% decrease. The decrease was primarily attributable to a decrease in employee compensation.

Interest Income. Interest income amounted to $1,000 and $7,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in interest income in 2013 primarily reflects lower average invested cash balances.

Interest expense. Interest expense amounted to $3,000 and $4,000 for the nine months ended September 30, 2013 and 2012, respectively and was related to a capital lease agreement we executed in February 2012 for the acquisition of certain data processing equipment.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity. For the three and nine-month periods ended September 30, 2013 and 2012 the income tax benefit or expense recorded for continuing operations offsets the income tax benefit or expense recorded in discontinued operations.

Discontinued Operations. On July 31, 2013, as discussed in Note 2 to our Condensed Consolidated Financial Statements, we sold the assets related to our Reliability Test Products (RTP) line of products. In accordance with ASC 205-20, “Discontinued Operations,” results related to RTP operations have been reclassified and presented as discontinued operations for all periods reported.  Condensed results of discontinued operations are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$36	$387	$1,215	$2,607
Cost of goods sold	67	139	534	865
Gross profit (loss)	(31)	248	681	1,742
Operating expenses	90	364	905	1,144
Income (loss) from operations	(121)	(116)	(224)	598
Gain on sale of discontinued operations	1,021	—	1,021	—
Income (loss) before income taxes	900	(116)	797	598
Income tax benefit (expense)	(279)	41	(279)	(209)
Income (loss) from discontinued operations	$621	$(75)	$518	$389

Operating results from discontinued operations exclude building rent, property taxes, and other facility-related and administrative costs that continue to be incurred following the disposition of the product line.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.0 million in the nine months ended September 30, 2013. We used $2.6 million of cash to fund operating activities during this period, which included our net loss of $3.8 million (excluding a $1.0 million pre-tax gain on the sale of our RTP product line) and $0.2 million in working capital changes, partially offset by $1.4 million in non-cash expenses. Non-cash expenses included charges for excess and obsolete inventories of $1.2 million and share-based compensation expense of $0.2 million. Working capital changes using cash included a $0.2 million increase in accounts receivable, a $0.2 million decrease in accrued compensation, and a $0.2 million decrease in other accrued liabilities, partially offset by a $0.2 million decrease in inventories and a $0.2 million increase in accounts payable. Cash received from investing activities amounted to $1.6 million in the nine months ended September 30, 2013, consisting primarily of the net proceeds from the sale of our RTP product line in July 2013. Net cash flows used in financing activities in the nine months ended September 30, 2013 were not significant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. In addition, on July 31, 2013, we sold the assets related to our Reliability Test Products (RTP) product line and received net proceeds of approximately $1.6 million. We believe our cash balance of $2.0 million at September 30, 2013 will be sufficient to meet our working capital and capital expenditure requirements through at least the end of our current fiscal year. As discussed above, our sales have been adversely impacted by excess production capacity that has persisted in the semiconductor industry since 2010. We have aggressively taken steps to reduce our expense structure, including salary reductions for our executive officers, pay freezes and reductions in our workforce. We implemented these actions in order to preserve cash during these difficult business conditions while maintaining the resources we believe we will need to respond to an industry recovery when it occurs. In recent periods, we have incurred significant legal costs to defend the company in a legal action brought in federal court by UTHE Technology Corporation. As discussed above, this case was dismissed by the court in September 2013 and UTHE subsequently filed an appeal. We will continue to incur legal expenses to defend ourselves in this action, although we believe at significantly lower expense levels than we incurred in recent periods. Industry forecasters predict that semiconductor industry conditions will improve in the fourth quarter of 2013 and fiscal year 2014 as IC production volumes are forecasted to increase. If semiconductor industry business conditions do not improve sufficiently to drive meaningful improvement in demand for production-based equipment and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected. There can be no assurance that our existing cash reserves or funds generated from operations will be sufficient to avoid liquidity issues or, if needed, that we would be able to obtain working capital and/or equipment financing with terms favorable to us or at all.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our treasurer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to a material weakness in internal control over financial reporting related to non-routine transactions. The material weakness was identified during the preparation of our Form 10-Q for the quarter ended June 30, 2013 and related to the reporting of discontinued operations in connection with the sale of our RTP product line.

To remediate the material weakness described above, we implemented remedial measures including an expansion of our documented controls to provide that non-routine transactions that have the potential to materially impact our financial reporting, such as acquisitions and divestitures, are reviewed with our Audit Committee and that we consider utilizing independent experts to evaluate non-routine situations if deemed appropriate. Despite the measures that have been implemented, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that the controls are operating effectively.

Changes in Internal Controls

Other than the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

As reported in our Form 10-K for the year ended December 31, 2012, we are subject to litigation captioned UTHE Technology Corporation vs. Aetrium Incorporated et al. in the United States District Court for the Northern District of California.  On September 13, 2013 the court entered final judgment dismissing all remaining claims UTHE asserted against Aetrium in the litigation. On September 23, 2013, UTHE Technology Corporation appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The appeal is currently pending.

Item 1A.	Risk Factors

Except as described in our Current Report on Form 8-K dated October 29, 2013, there have not been any material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2012.

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

AETRIUM INCORPORATED
(Registrant)

Date: November 14, 2013	By:	/s/ Joseph C. Levesque
Joseph C. Levesque
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Treasurer (principal financial and accounting officer)

