Form 10-K
period 2013-12-31
AETRIUM INC
filed 2014-03-26
CIK 908598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors and executive officers, was $5,633,500.

As of March 14, 2014, 1,079,176 shares of Common Stock of the Registrant were outstanding.

Form 10-K

For the fiscal year ended December 31, 2013

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

Our broad line of gravity feed test handler products incorporates thermal conditioning, contacting and automated handling technologies to provide automated handling of ICs during production test cycles. We also offer change kits to adapt our test handlers to different IC package configurations or to upgrade installed equipment for enhanced performance. Change kits have historically represented a significant part of our revenue.

On July 1, 2013, as discussed in Note 3 to our Consolidated Financial Statements, we sold the assets related to our Reliability Test Products (RTP) business. The RTP Product Line included test equipment that provided semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability. Operating results related to those operations have been reclassified and presented as discontinued operations for all periods and unless otherwise indicated, the discussion contained herein refers to continuing operations only.

Analysts of the semiconductor industry are forecasting modest unit sales growth in 2014. Forecasters have predicted unit growth of 2% to 6% depending on growth of worldwide GDP. We are preparing for minimal growth in 2014. However, we believe our handler products are well positioned to take advantage of an increase in capital spending for test handling equipment when and as it occurs.

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

Test Handler Products

Test handlers are electromechanical systems interfaced with a tester to form a test system designed to handle, thermally condition, contact and sort ICs automatically during the final test stage of the manufacturing process. ICs are loaded into the test handler from bowls, tubes, trays or strips and then, if required, transported to a temperature chamber within the test handler where they are thermally conditioned to the required testing temperature. The ICs are then inserted into or otherwise connected to a contactor, which provides an electrical connection between the IC and the tester. After testing, the test handler may sort the ICs according to test results as provided by the tester. In some cases, additional process steps are completed by the test handler system. These include marking or inspection of the IC packages and automatic placement of the ICs into a tube, tray or tape for shipment to the end user. Test handlers must meet industry criteria for thermal conditioning, contactor integrity and minimization of damage to the IC during the test handling cycle.

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

Gravity Feed Test Handlers

Traditionally, test handlers have used gravity to move ICs from tubes through the handler system and back into tubes. IC’s with leads on two sides called dual in line (DIL; which includes SOP’s) typically transported to and from the test station in tubes and are best suited for gravity feed handlers.

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

Competition

The semiconductor capital equipment market is highly competitive. In the market for test handler products, we compete with a number of companies ranging from very small businesses to large companies, some of which have substantially greater financial, manufacturing, marketing and product development resources than we have. Some of these companies manufacture and sell both testers and test handlers. The particular companies with which we compete vary with our different test handler products, with no one company dominating the overall test handler market. The companies with which we compete most directly in the test handler market include Multitest Electronic Systems GmbH (a Division of LTX Credence Corporation), Rasco (a division of Cohu, Inc.) and Yokogawa (a division of TESEC Corporation).

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

We emphasize quality and reliability in both the design and manufacture of our products. We or our suppliers inspect all components and subassemblies for mechanical and electrical compliance with our specifications. We test all finished products against our specifications, and customer specifications where applicable, and fully assembled test handler products are tested at all temperatures for which they are designed and with all the IC packages to be accommodated.

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

Customers

We rely on a limited number of customers for a substantial percentage of our net sales. In 2013, our top three customers accounted for 33%, 19%, and 17% of our net sales, respectively. In 2012, our top three customers accounted for 48%, 25%, and 21% of our net sales, respectively. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive factors in the semiconductor industry, would likely have a negative impact on our financial condition and results of operations.

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

We maintain sales and service locations in North St. Paul, Minnesota, and Kuala Lumpur, Malaysia. As of December 31, 2013, we had domestic independent sales representatives located in   Texas, and international independent sales representatives or distributors located in the United Kingdom, France, Italy, Republic of Korea, Thailand, Malaysia, Singapore and the Philippines.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our independent sales representatives, international distributors and direct salespeople.

International shipments accounted for 71% and 89% of our net sales in 2013 and 2012, respectively. In addition, it is not uncommon for U.S. customers to take delivery of products in the United States for subsequent shipment to international sites.

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

In 2013 and 2012, our expenses relating to research and development were approximately $0.5 million and $0.9 million, respectively, or 18% and 35% of our net sales, respectively. Over time, our objective is to invest approximately 12% to 15% of our net sales in research and development. However, the percentage may be higher in periods of relatively low sales, as was the case in 2013 and 2012.

Intellectual Property

We attempt to protect the proprietary aspects of our products with patents, copyrights, trade secret law and internal nondisclosure safeguards. We currently hold U.S. patents ranging in remaining terms from one to three years covering certain features of our handling systems and the contactor elements incorporated in certain of our test handlers. The source code for the software contained in our products is considered proprietary, and we typically do not furnish source code to our customers. We have also entered into confidentiality agreements with our employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as a trade secret.

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

Employees

As of December 31, 2013, we had 19 employees, two of whom were part-time. Of our 19 employees, 5 serve in manufacturing, 4 in engineering and product development, 4 in sales, marketing and customer service, and 6 in general administration and finance. None of our employees are represented by a labor union or are subject to any collective bargaining agreement. We have never experienced a work stoppage, and we believe that our employee relations are satisfactory.

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

We have a history of operating losses and may continue to incur losses in the future

We have incurred significant operating losses in recent years and, as of December 31, 2013, we had an accumulated deficit of approximately $62 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

Market Fluctuations in the Semiconductor Industry

Our business depends upon capital expenditures by manufacturers of ICs. As a result, our operating results are materially dependent upon economic and business conditions in the semiconductor industry. This industry has been subject to significant market fluctuations and has experienced periodic downturns that often have had a disproportionate effect on capital equipment suppliers, such as Aetrium. In periods of excess capacity, the semiconductor industry sharply reduces purchases of capital equipment, such as our products. The worldwide financial collapse that became apparent by the end of the third quarter of 2008 resulted in an unprecedented downturn in the semiconductor industry and in the semiconductor equipment industry. Since then the industry has experienced a slow, uneven and hesitant recovery. Nevertheless, for most of that period, we have been generating operating losses and negative cash flows because of low revenue levels. There can be no assurance that this trend of industry recovery will continue and result in increased and self-sustaining levels of revenues for the company.

Dependence on Successful Development and Introduction of New Products and Product Improvements

We operate in an industry that is highly competitive with respect to timely product innovations. The market for our products is characterized by rapid technological change and evolving industry standards. The development of more complex ICs has driven the need for new equipment and processes to produce such devices at an acceptable cost. We believe that our future success will depend in part upon our ability to anticipate and respond rapidly to changes in technologies, IC package types, market trends and industry standards. If we cannot successfully develop and introduce new and enhanced cost-effective products on a timely basis that are accepted in the marketplace, our business and operating results will likely suffer. In addition, changes in market trends, technologies and industry standards and new product introductions may render our existing products less marketable or obsolete, which could result in reduced prices for our existing products or inventory write-downs that could have a materially adverse impact on our gross margins and operating results.

Reliance on Significant Customers

We rely on a limited number of customers for a substantial percentage of our net sales. A reduction, delay or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have a negative impact on our operating results. For example, during fiscal years 2010 and 2011 one of our historically largest test handler customers was transitioning from four-site to eight-site testing and conducted equipment evaluations of competing test handlers and other methods of IC handling. In April 2012, this customer informed us that it would not be buying eight-site test handlers from us in the future. Although we have continued to be a supplier to this customer, the reduced sales to this customer in 2012 and 2013 have significantly and adversely impacted our operating results.

Impact of Competitive Markets

The markets for our main product lines are highly competitive. Many of our competitors have substantially greater financial, manufacturing, marketing and product development resources than Aetrium. For most of our customers, we are not the sole supplier of our type of equipment. In addition, it is common for customers to evaluate multiple suppliers for their requirements. Accordingly, we significantly risk losing orders to competing suppliers and being displaced as a supplier to potentially significant customers, which would likely have a negative impact on our operating results.

Fixed Cost Constraints on Reduction of Expenses

Many of our expenses, particularly those relating to properties, capital equipment and certain manufacturing overhead items, are fixed in the short term. Reduced demand for our products and services causes our fixed production costs to be allocated across reduced production volumes, which negatively affects our gross margins and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to service and support our existing customers. At our current revenue levels, because of costs that are fixed at least in the short term, we cannot operate profitably. Accordingly, our ability to operate profitably is dependent, at least in the short term, upon increased revenues.

Impact of Cost Reduction Actions

In the event of a sustained downturn and continuing decline in our revenues, we may implement cost reduction actions, such as workforce reductions, pay freezes and reductions, and reductions in other expenditures. In fact we have reduced our workforce by almost 50% since September 2011 in response to the prolonged downturn in the semiconductor industry. In doing so, we attempted to maintain the necessary infrastructures to allow us to take full advantage of subsequent improvements in market conditions. However, there can be no assurance that reductions we have made or may make in personnel and expenditure levels and the loss of the capabilities of personnel we have terminated or may terminate will not inhibit us in the timely completion of product development efforts, effective service of and responsiveness to customer requirements, and timely ramp up of production in response to improving market conditions. In addition, we have substantially exhausted cost reductions as a means of countering declining revenues, and at our current levels of revenues we cannot achieve profitability or positive cash flows through further variable cost reduction actions.

Limited market liquidity of our common stock

Our common stock is relatively illiquid. As of March 1, 2014, we had 1,079,176 shares of common stock outstanding. The average daily trading volume in our common stock during the fiscal year 2013 was approximately 23,000 shares per day. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock causes the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Dependence on an Experienced and Qualified Senior Management Team

Our success will continue to depend, to a significant extent, on our executive management team and the ability of other key management personnel to replace executives who retire or resign. Failure to retain our leadership team and attract and retain new leadership and other important personnel could lead to ineffective management and operations, which could materially and adversely affect our business and operating results.

Potential Impacts of Exploring Strategic Alternatives

We are presently exploring and evaluating strategic alternatives, including, but not limited to, the potential sale of the test handler product line, a sale, merger, or other business combination involving the entire company, a recapitalization, or a joint venture arrangement. There is no set timetable for completion of this process, and we do not intend to provide updates or make any comments regarding the evaluation of strategic alternatives, unless our board of directors has approved a specific transaction or otherwise deems disclosure appropriate.  There can be no assurance as to whether any such transaction will be pursued or consummated or, if implemented, the degree to which any pursued strategy would be successful. We may also incur substantial costs in connection with the pursuit of strategic alternatives that are not ultimately consummated. Despite our efforts to avoid or minimize any disruption to our business, these activities may be distracting to management and unsettling to our current and prospective employees, suppliers, customers and other business partners. In addition we may encounter difficulty in finding buyers on acceptable terms in a timely manner, and if any portion or all of our business is sold or otherwise disposed of, we could incur unexpected costs and liabilities, we may not realize the full carrying value of related assets, and/or the subsequent performance of a disposed business may exceed expectations. Any of these outcomes could have a material adverse impact on our financial condition, operating results and/or cash flows.

In addition, we have in the past and may in the future pursue acquisitions of product lines or businesses. In addition to the risks associated with any such business that may be acquired, future acquisitions may result in potentially dilutive issuances of equity securities, the use of our cash or incurrence of debt that may reduce our ability to meet future capital expenditure and working capital requirements, the incurrence of amortization expense and/or valuation adjustments associated with goodwill and intangible assets that would reduce our profitability, difficulties in the assimilation of the operations and products of the acquired business, and diversion of management’s attention from other business concerns.

Reduction in the Sales Efforts by our Current Distributors

We market and sell our test handlers outside of the United States, primarily through international distributors that are not under our direct control. We have limited internal sales personnel. A reduction in the sales efforts by our current distributors, or the termination of one or more of these relationships with us, could negatively affect our operating results.

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

Limited Supply of Significant Components for our Products

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

We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders

On February 13, 2014, we adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock without the approval of the Board. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.

ITEM 2.	PROPERTIES.

We conduct our corporate functions, manufacturing, product development, sales, marketing and field service activities in North St. Paul, Minnesota. We currently occupy approximately 45,000 square feet in North St. Paul under a lease that expires in August 2015, at which time we have an option to extend the lease for an additional five-year term. We consider our present facilities to be sufficient for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against Aetrium and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on UTHE’s allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that Aetrium and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against Aetrium and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving Aetrium or the Sales Manager.  Aetrium received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against Aetrium and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against Aetrium in the litigation. UTHE filed an appeal on September 23, 2013 and the appeal is currently pending. While it is not possible to predict the outcome of these legal proceedings, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “ATRM.” The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on The Nasdaq Capital Market. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2013	High	$8.40	$8.40	$5.30	$12.40
	Low	$4.70	$5.10	$2.90	$3.01
Fiscal 2012	High	$9.40	$8.49	$11.40	$9.59
	Low	$7.13	$5.50	$6.60	$4.30

Holders

As of March 1, 2014, there were 98 shareholders of record. We estimate that an additional 1,700 shareholders beneficially own stock held for their accounts at brokerage firms and financial institutions.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

We did not have any unregistered sales of equity securities during fiscal year 2013.

Issuer’s Purchases of Equity Securities

We did not make any purchases of our common stock during the fourth quarter of fiscal 2013.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 31, 2013, as discussed in Note 3 to our Consolidated Financial Statements, we sold the assets related to our Reliability Test Products (RTP) line of products. Operating results related to those operations have been reclassified and presented as discontinued operations for all periods presented and, unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

On November 15, 2013, our board of directors appointed Daniel M. Koch to serve as our President and Chief Executive Officer. Mr. Koch replaced Joseph C. Levesque, who retired from the positions of President and Chief Executive Officer, and resigned from the Board, effective as of November 15, 2013.  Before his appointment as President and Chief Executive Officer, Mr. Koch had previously served as our Vice President – Marketing.

Overview:

Aetrium designs, manufactures and markets handling equipment used by the worldwide semiconductor industry to test integrated circuits, or ICs. Our products are used to improve efficiency and provide thermal environments for devices during test, including in MEMS test environments. Our products are sold primarily to semiconductor manufacturers and their assembly and test subcontractors located in the United States and in foreign locations.

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

Following a period of strong expansion and increasing IC sales in the semiconductor industry in 2010, IC unit sales were virtually flat in 2011 and 2012 and grew only modestly in 2013. As a result, with sufficient production capacity in place, demand for additional production equipment has been generally suppressed since 2010.

In fiscal year 2012, an industry rebound had been predicted for the second half of 2012 but did not materialize. In the third quarter of 2012, many IC manufacturers, including some of our customers, reported weakening business conditions and responded by reducing IC production and delaying equipment purchases. Our net sales were relatively flat in the first half of the year, amounting to $1.7 million, and then decreased to $0.9 million in the second half of the year as industry conditions weakened further. Although we implemented measures during the year to significantly reduce expenses, we incurred an operating loss of approximately $7.0 million in 2012.

Weak industry conditions persisted in 2013 and continued to impact our net sales, which were relatively flat throughout the year, ranging from $0.6 million to $0.7 million per quarter for an annual total of $2.7 million compared with $2.6 million in fiscal year 2012. Many of our customers continued to have excess production capacity and limited purchases to equipment required for newer products and special applications. In addition, we incurred significant legal expenses in 2013 to defend ourselves in an action brought against us in federal court by UTHE Technology Corporation (UTHE). As a result of these factors, we incurred an operating loss of approximately $4.0 million in 2013. Some industry forecasters are predicting that semiconductor industry conditions will improve in fiscal year 2014 as IC production volumes are expected to increase. If semiconductor industry business conditions do not improve sufficiently to drive meaningful improvement in demand for production-based equipment and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected.

Results of Operations:

Selected statement of operations data for 2013 and 2012 were as follows:

	2013		2012
Net sales	$2,653	100.0%	$2,596	100.0%
Cost of goods sold	2,726	102.8	4,816	185.5
Gross loss	(73)	(2.8)	(2,220)	(85.5)
Operating expenses:
Selling, general and administrative	3,474	130.9	3,870	149.1
Research and development	488	18.4	908	35.0
Total operating expenses	3,962	149.3	4,778	184.1
Loss from operations	$(4,035)	(152.1)%	$(6,998)	(269.6)%

Net Sales:

Our net sales by product line and as a percentage of total sales for 2013 and 2012 were as follows (dollars in thousands):

	2013		2012
Test handlers	$624	24%	$1,075	41%
Change kits and spare parts	2,029	76	1,521	59
Total	$2,653	100%	$2,596	100%

Net sales were $2.7 million in 2013 compared with $2.6 million in 2012, a 2% increase. Sales of our test handlers continued to be impacted by semiconductor industry conditions characterized by relatively weak IC demand and excess production capacity that existed throughout fiscal years 2012 and 2013. Sales of test handlers were $0.6 million in 2013 compared with $1.1 million in 2012, a decrease of 42%. Sales of change kits and spare parts were $2.1 million in 2013 compared with $1.5 million in 2012, an increase of 35%. Sales of change kits and spare parts increased primarily as a result of increased purchases by two customers that have large installed bases of our test handlers, one of which purchased significant spare parts for an expanded equipment preventative maintenance program.

Gross Profit (Loss):

Aetrium’s gross profit (loss) as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory write downs, and the utilization of manufacturing capacity associated with varying production levels. Gross loss was (2.8%) of net sales in 2013 compared with (85.5%) in 2012. Gross margin in both years was adversely impacted by inventory write-downs. Cost of goods sold included charges for excess and obsolete inventories of $1.2 million and $2.8 million in 2013 and 2012, respectively. In the second quarter of 2013 we recorded a charge of $0.8 million to write down inventories related primarily to our Model V16 test handler for which sales prospects for eight-site testing applications had diminished in favor of our newer Model VMAX test handler. In the third quarter of 2013, we recorded a charge of $0.3 million to write down the carrying value of inventories related primarily to change kits for IC package types for which the sales potential had declined. In September 2012, due to general economic uncertainties and weakening business conditions in the semiconductor industry that we believed would continue into 2013, we reviewed the potential impact of a continuing industry slowdown on our sales forecasts and on our ability to fully realize inventories for our test handlers, which are particularly vulnerable to reduced semiconductor demand and production capacity utilization rates. We determined that the potential to realize the full value of these inventories under then current and anticipated conditions had been significantly reduced. Accordingly, we reduced the carrying values of certain of these inventories to their estimated net realizable values and recorded a corresponding charge of $2.8 million in the quarter ended September 30, 2012. Excluding charges for inventory write-downs and a $0.1 million workforce reduction charge in 2012, our gross margin would have been 41.7% in 2013 and 24.6% in 2012. Gross margin excluding these charges improved in 2013 due to significant reductions in our workforce and a more favorable product mix. Test handlers, which are generally lower margin sales than spare parts/change kits, represented 24% of total net sales in 2013 compared with 41% in 2012. Spares/change kit sales represented 76% of total net sales in 2013 compared with 59% in 2012. In fiscal years 2012 and 2013, we recorded cumulative charges for excess and obsolete inventories of $4.0 million which had a significant adverse impact on our gross margins. If actual product demand or market conditions are ultimately less favorable than those assumed in recording such write-downs, additional inventory adjustments may be required in the future, which could have a material adverse impact on our gross margins and results of operations. Conversely, if inventories that have been previously written down are ultimately sold, our gross margins and results of operations would be favorably impacted.

Selling, General and Administrative Expenses:

Selling, general and administrative, or SG&A, expenses consist primarily of employee compensation and related costs, sales commissions and travel costs. SG&A expenses were $3.5 million in 2013 compared with $3.9 million in 2012, a decrease of 10%. The decrease in S,G&A expenses from the prior year was primarily attributable to a $0.2 million decrease in wages resulting from reductions in personnel and a $0.1 million decrease in each of travel, demonstration and investor relations costs, partially offset by a $0.2 million increase in legal expenses. The increase in legal expenses in 2013 was primarily related to defending the action brought against us by UTHE Technology Corporation.

Research and Development Expenses:

Research and development expenses were $0.5 million in 2013 compared with $0.9 million in 2012, a decrease of 46%. The decrease from the prior year was primarily attributable to a $0.4 million decrease in employee compensation resulting from reductions in personnel and a decrease of $0.1 million in materials expense. Research and development expenses represented 18.4% of total net sales in 2013 and 35.0% of total net sales in 2012. New product development is an essential part of our strategy to gain market share. Over time, we expect to invest approximately 12% to 15% of our revenues in research and development, although we may exceed this range in periods of relatively low revenues as was the case in 2013 and 2012.

Change in Fair Value of Contingent Earn-Out:

Change in fair value of contingent earn-out of $0.3 million in 2013 represented an increase in the fair value of the earn-out receivable related to the sale of our Reliability Test Products (RTP) business subsequent to the closing of the sale transaction in July 2013. The increase in the earn-out receivable was based on a re-assessment of its fair value at December 31, 2013 and resulted from a significant increase in RTP revenues in the fourth quarter of 2013 as reported to us by the buyer of the business.

Interest Income:

Interest income amounted to approximately $2,000 and $9,000 in 2013 and 2012, respectively. These amounts consisted primarily of interest income from the investment of excess funds. The decrease in interest income in 2013 resulted primarily from lower average invested cash balances.

Interest Expense:

Interest expense amounted to $5,000 and $6,000 in 2013 and 2012, respectively and was related to a capital lease agreement we executed in 2012 for the acquisition of certain data processing equipment.

Income Taxes:

Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity. We recorded no income tax expense or benefit in fiscal years 2013 or 2012. The income tax expense attributed to discontinued operations, calculated using our 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations:

On July 31, 2013, as discussed in Note 3 to our Consolidated Financial Statements, we sold the assets related to our Reliability Test Products business. We recorded a gain of $1.0 million on the sale. In accordance with ASC 205-20, “Discontinued Operations,” the results related to those operations have been reclassified and presented as discontinued operations for all periods reported. Condensed results of discontinued operations are summarized below (in thousands):

Year ended December 31,	2013	2012
Net sales	$1,215	$3,645
Cost of goods sold	534	1,260
Gross profit	681	2,385
Operating expenses	905	1,501
Income (loss) from operations	$(224)	$884

 Financial Condition, Liquidity and Capital Resources:

Cash and cash equivalents decreased by approximately $1.8 million in the year ended December 31, 2013 to approximately $1.3 million. We used $3.4 million of cash to fund operating activities during this period, which consisted primarily of our net loss of $2.9 million and $0.5 million in working capital changes. Working capital changes using cash included a $0.1 million increase in accounts receivable, a $0.2 million decrease in accounts payable, $0.2 million decrease in accrued compensation, and a $0.2 million decrease in other accrued liabilities, partially offset by a $0.1 million decrease in inventories. The decrease in accounts payable reflects a decrease in legal expenses at the end of fiscal year 2013 compared with the prior year. The decreases in accrued compensation and other accrued liabilities reflect the payment of deferred compensation and accrued retirement benefits, respectively, to former officers during 2013. Cash received from investing activities amounted to $1.6 million in 2013, consisting primarily of the net proceeds from the sale of our RTP product line in July 2013. Net cash flows used in financing activities in 2013 were not significant.

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

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. In July 2013, we sold the assets related to our Reliability Test Products (RTP) product line and received net proceeds of approximately $1.6 million. We believe our cash balance of $1.3 million at December 31, 2013 and the proceeds we expect to receive for holdback and contingent consideration related to the sale of RTP will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. As discussed above, our sales have been adversely impacted by excess production capacity that has persisted in the semiconductor industry since 2010. We have aggressively taken steps to reduce our expense structure, including salary reductions for our executive officers, pay freezes and reductions in our workforce. We implemented these actions in order to preserve cash during these difficult business conditions while maintaining the resources we believe we will need to respond to an industry recovery when it occurs. In recent periods, we have incurred significant legal costs to defend the company in a legal action brought in federal court by UTHE Technology Corporation. As discussed above, this case was dismissed by the court in September 2013 and UTHE subsequently filed an appeal. We will continue to incur legal expenses to defend ourselves in this action, although we believe at significantly lower expense levels than we incurred in recent periods. Industry forecasters predict that semiconductor industry conditions will improve in fiscal year 2014 as IC production volumes are forecasted to increase. If semiconductor industry business conditions do not improve sufficiently to drive meaningful improvement in demand for production-based equipment and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected. There can be no assurance that our existing cash reserves or funds generated from operations will be sufficient to avoid liquidity issues or, if needed, that we would be able to obtain working capital and/or equipment financing with terms favorable to us or at all.

Off-Balance Sheet Arrangements:

We did not have any off-balance sheet arrangements as of December 31, 2013 or 2012.

Critical Accounting Policies and Estimates:

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to share-based compensation, revenue recognition, accounts receivable, inventories, contingent consideration, warranty obligations and income taxes.

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

Contingent Earn-out

We record contingent earn-outs received in business divestitures at fair value and re-assess the fair value quarterly. Adjustments to fair value are recorded in current period earnings. We determine the fair value of contingent earn-out consideration using discounted cash flow techniques based on all information available to us at the time, including estimates, assumptions and judgments we believe to be reasonable under the circumstances. Actual amounts realized may differ from those estimated.

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

Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting:

Aetrium’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. With respect to the material weakness in our internal controls over the accounting for non-routine transactions, which is more fully described under Item 4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2013, management implemented remedial measures that include the expansion of our documented controls to provide that non-routine transactions that have the potential to materially impact our financial reporting, such as acquisitions and divestitures, are reviewed with our Audit Committee and that we consider utilizing independent experts to evaluate non-routine situations if deemed appropriate. Management applied these controls to non-routine transactions in the third and fourth quarters of fiscal year 2013, including transactions related to the divestiture of its Reliability Test Product line and the evaluation and accounting for contingent consideration. Management evaluated the results of utilizing the remediation controls and determined that the controls were effectively designed and were demonstrated to be effective for a sufficient period of time to enable management to conclude that the material weakness had been remediated.  Based upon the evaluation and remediated controls, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting:

Other than the remediation of the control deficiency discussed above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors of the Registrant

The following table sets forth certain information as of March 1, 2014 regarding our directors:

Name	Age	Principal Occupation	Director Since
Jeffrey E. Eberwein	43	Chief Executive Officer, Lone Star Value Management, LLC	2013
Richard K. Coleman, Jr.	57	President and Chief Executive Officer of Crossroads Systems, Inc.	2013
Galen Vetter	62	Private Investor	2013
Daniel M. Koch	60	President and Chief Executive Officer of the Company	2013
Paul H. Askegaard	62	Chief Financial Officer, Treasurer and Secretary of the Company	2013

Jeffrey E. Eberwein joined our board of directors in January 2013. He is the founder and chief executive officer of Lone Star Value Management, LLC, an investment firm. Prior to founding Lone Star Value in January 2013, Mr. Eberwein was a private investor from December 2011 to December 2012. He was a portfolio manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is chairman of the board of Digirad Corporation and Crossroad Systems, Inc. and is also a director of NTS, Inc. and On Track Innovations Ltd., all of which are public companies. Mr. Eberwein serves on the corporate governance/nominating and compensation committees of NTS, Inc., the audit and compensation committees of On Track Innovations Ltd., and is the chairman of the audit committee and a member of the compensation and corporate governance committee of Crossroads Systems, Inc. Mr. Eberwein served as a director of Goldfield Corporation from May 2012 to May 2013. Mr. Eberwein is also the treasurer and serves on the executive committee of the Board of Hope for New York, a 501(c)(3) organization dedicated to serving the poor in New York City. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with high honors from The University of Texas at Austin. Mr. Eberwein brings to our board twenty years of Wall Street experience and valuable public company and financial expertise, gained from both his employment history and directorships.

Richard K. Coleman, Jr. joined our board of directors in January 2013. He is the founder and president of Rocky Mountain Venture Services.  Since 1998, his company has helped technology companies plan and launch new business ventures and restructuring initiatives.  As a private investor and advisor, Mr. Coleman helps companies develop and execute strategic changes, often serving as an interim executive and/or board member.  Mr. Coleman is currently the president and chief executive officer (“CEO”) of Crossroads Systems, Inc. (NASDAQ:CRDS) (“Crossroads”), a global provider of data archive solutions, a position he has held since November 2013.  He has also served as a director of Crossroads since April 2013. Previously, he served as the interim president and CEO of Crossroads from May 2013 until November 2013.  Mr. Coleman has served as a director of NTS, Inc. (NYSE:NTS), a broadband services and telecommunications company, since December 2012, where he serves as chairman of the Strategy Advisory Committee and as a member of the Special Committee. In addition, Mr. Coleman serves as a director of On Track Innovations, Inc. (NASDAQ: OTIV), one of the pioneers of cashless payment technology, a position he has held since December 2012.  Previously, Mr. Coleman served in a variety of senior operational roles including CEO of Vroom Technologies Inc., a Customer Relationship Management (CRM) software company, chief operating officer of MetroNet Communications, Canada’s largest independent facilities-based telecommunications company, and president of US West Long Distance.  Mr. Coleman also previously held significant officer level positions with Frontier Communications, Centex Telemanagement and Sprint Communications.  Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R&D projects. He has served as an Adjunct Professor for Regis University’s Graduate Management program and is a guest lecturer for Denver University, focusing on leadership and ethics.  Mr. Coleman holds a B.S. Degree from the United States Air Force Academy, an M.B.A. from Golden Gate University, and is a graduate of the United States Air Force Communications Systems Officer School.  Mr. Coleman’s depth of experience serving in senior executive positions and on various public company boards coupled with his extensive expertise in business development and operations well qualifies him for service on our board.

Galen Vetter joined our board of directors in January 2013. He is currently a private investor and professional corporate director. In his career Mr. Vetter served as president of Rust Consulting, Inc. (December, 2008-May, 2012), as global chief financial officer of Franklin Templeton Investment Funds (April, 2004- November, 2008) and in numerous roles at McGladrey (June, 1973- March, 2004). Since January, 2009 Mr. Vetter has served as a member on the Advisory Board of Directors of Land O’Lakes and, since 2013 has served on the Board of Directors of Alerus Financial and ClearWay Minnesota. Mr. Vetter is a licensed certified public accountant (inactive). Mr. Vetter is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. Mr. Vetter received his Bachelor of Science degree from the University of Northern Iowa. Mr. Vetter brings to our board diverse management experience including financial, analytical, information management, strategy and team development. In addition to Mr. Vetter’s extensive financial experience, our board benefits from Mr. Vetter’s enterprise risk management and international business experience.

Daniel M. Koch has served as our president and chief executive officer since November 15, 2013. Previous to that, Mr. Koch served as vice president – marketing since October 2012. From September 2010 until September 2012, Mr. Koch served as a Senior Account Manager for Delta Design – Rasco, a manufacturer of test handlers. From March 1991 to August 2010, Mr. Koch served as our vice president - worldwide sales. From March 1990 to March 1991, Mr. Koch served as the vice president of sales of Summation, Inc., a company involved with the testing of PC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as vice president of sales of Micro Component Technology, Inc. Mr. Koch’s extensive experience in the semiconductor equipment industry and knowledge of our products, our markets and our customers is invaluable to the board.

Paul H. Askegaard has served as our treasurer since February 1992 and as our principal financial and accounting officer since March 2001. From October 1986 to February 1992, Mr. Askegaard served as our corporate controller. Mr. Askegaard served as assistant secretary from May 2000, and was appointed secretary effective November 15, 2013 and chief financial officer on December 23, 2013. Mr. Askegaard received his Bachelor of Science degree from the University of North Dakota. Mr. Askegaard is a licensed certified public accountant (inactive). Mr. Askegaard’s financial expertise and his extensive knowledge of the financial aspects of the Company and our industry are also invaluable to the board.

Executive Officers of the Registrant

Our executive officers, their ages and the offices they held as of March 1, 2014 are as follows:

Name	Age	Position

Daniel M. Koch	60	President and Chief Executive Officer

Paul H. Askegaard	62	Chief Financial Officer, Treasurer and Secretary

Mr. Koch has served as our president and chief executive officer since November 15, 2013. Previous to that, Mr. Koch served as vice president – marketing since October 2012. From September 2010 until September 2012, Mr. Koch served as a Senior Account Manager for Delta Design – Rasco, a manufacturer of test handlers. From March 1991 to August 2010, Mr. Koch served as our vice president - worldwide sales. From March 1990 to March 1991, Mr. Koch served as the vice president of sales of Summation, Inc., a company involved with the testing of PC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as vice president of sales of Micro Component Technology, Inc.

Mr. Askegaard has served as our treasurer since February 1992 and as our principal financial and accounting officer since March 2001. From October 1986 to February 1992, Mr. Askegaard served as our corporate controller. Mr. Askegaard served as assistant secretary from May 2000, and was appointed secretary effective November 15, 2013 and chief financial officer on December 23, 2013. Mr. Askegaard is a licensed certified public accountant (inactive).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such reports furnished to us and written representations, we believe that for the year ended December 31, 2013, none of our directors, executive officers or beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

Identification of Audit Committee; Audit Committee Financial Experts

The current members of the Audit Committee are Messrs. Vetter, Eberwein and Coleman. Messrs. Vetter and Eberwein were appointed to serve on the committee effective March 13, 2013 and Mr. Coleman was appointed to serve on the committee effective November 15, 2013. Terrence W. Glarner, Daniel A. Carr and Charles B. Westling served as members of our Audit Committee in fiscal year 2013 until they resigned effective March 13, 2013. Darnell Boehm served as Chairman of the Audit Committee in 2013 until he resigned effective November 15, 2013. Mr. Vetter currently serves as Chairman of the Audit Committee. All current members of the Audit Committee are and all committee members who served during fiscal year 2013 were independent as defined under the Nasdaq listing standards and the rules and regulations of the SEC. The board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC, based on their past business experience and financial certifications.

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

Compensation of Non-Employee Directors

The following table sets forth the cash and non-cash compensation for our fiscal year ended December 31, 2013 awarded to or earned by our directors other than our named executive officers.

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Douglas L. Hemer	76,840	—	—	—	—	11,890	88,730
Darnell L. Boehm	—	—	—	—	—	1,241	1,241
Daniel A. Carr	—	—	—	—	—	3,367	3,367

(1)	Mr. Carr served as a member of our board of directors during 2013 until he resigned effective March 13, 2013. Messrs. Hemer and Boehm served as members of our board of directors during 2013 until they resigned effective November 15, 2013.

(2)	For Mr. Hemer, represents amounts paid for legal assistance during fiscal year 2013.

(3)	Represents premiums and health reimbursement account contributions paid for Mr. Boehm and his family and Mr. Carr and his family under our medical and dental group insurance programs.

Directors’ Fees. Our directors receive no cash compensation for their services as members of our board, although their out-of-pocket expenses incurred on our behalf are reimbursed.

Option Grants. All of our directors were eligible for grants of options under our 2003 Plan which terminated on February 28, 2013. There were no stock options granted to non-employee directors in fiscal year 2013.

Executive Compensation and Other Benefits

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2013 and December 31, 2012 awarded to or earned by our chief executive officers and our chief financial officer. The executive officers named in the chart below are referred to as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Daniel M. Koch,	2013	128,743	—	—	—	—	—	—	128,743
President and Chief Executive Officer	2012	26,636	—	—	11,000	—	—	—	37,636

Paul H. Askegaard,	2013	138,280	—	—	—	—	—	—	138,280
Chief Financial Officer, Treasurer and Secretary	2012	138,280	—	—	18,000	—	—	—	156,280

Joseph C. Levesque,	2013	141,077	—	—	—	—	—	—	141,077
Former President and Chief Executive Officer	2012	17,962	—	—	25,000	—	—	122,038	165,000

(1)	Mr. Koch rejoined the Company as its Vice President—Marketing in October of 2012 after a two year absence. Mr. Koch was appointed president and chief executive officer effective November 15, 2013. Mr. Askegaard was appointed secretary effective November 15, 2013 and chief financial officer effective December 23, 2013. Mr. Levesque resigned from the positions of president and chief executive officer effective November 15, 2013 and remained an employee until his retirement effective December 31, 2013. Previously, Mr. Levesque retired as chief executive officer effective December 31, 2010, and resumed the positions of president and chief executive officer effective November 28, 2011.

(2)	The fair value of option awards are computed in accordance with FASB ASC Topic 718, "Compensation - Stock Compensation," (ASC 718) but exclude the impact of assumed forfeiture rates. Represents the grant date fair value of stock option awards granted in fiscal year 2012. No stock option awards were granted in fiscal year 2013.

(3)	For Mr. Levesque, represents the fair value of deferred compensation earned by Mr. Levesque, payable in 2013. See “Deferred Compensation Arrangement” below.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END—2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date
Daniel M. Koch	5,500	(2)	—	—	6.10	11/1/2017

Paul H. Askegaard	3,000	(3)	—	—	23.50	8/26/2015
	5,500	(4)	—	—	7.75	3/19/2017
	2,500	(5)	—	—	5.20	11/20/2017

Joseph C. Levesque	1,250	(3)	—	—	23.50	3/31/2014
	7,187	(4)	—	—	7.75	3/31/2014

(1)	All option share and exercise price amounts are stated after giving effect to the one for ten reverse stock split we implemented effective October 11, 2013.

(2)	The stock option was granted on November 1, 2012. The stock option became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Koch’s change of control agreement.

(3)	The stock option was granted on August 26, 2010. The stock option for Mr. Askegaard became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement. As a result of Mr. Levesque’s retirement effective December 31, 2013, the unvested portion of his option was forfeited at that date and the remaining outstanding options will expire on March 31, 2014.

(4)	The stock option was granted on March 19, 2012. The stock option for Mr. Askegaard became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement. As a result of Mr. Levesque’s retirement effective December 31, 2013, the unvested portion of his option was forfeited at that date and the remaining outstanding options will expire on March 31, 2014.

(5)	The stock option was granted on November 20, 2012. The stock option became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

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

In January 2009, as a part of measures we took to address the impact of the worldwide financial collapse that became apparent in late third quarter 2008, at the initiation of our executive management we reduced wage rates of all of our employees by 10% and the salaries for our executive officers by higher percentages, including Mr. Levesque’s salary which was reduced by 25%. In July 2010, reflecting improving conditions in our industry, we reinstated our executive officers to their full base salaries. In September 2011 as a downturn in the semiconductor industry became evident, in addition to other cost control measures and at the initiation of our executive management, we reduced the salaries of our executives by up to 10%. Reflecting the then current economic climate in the semiconductor industry, when Mr. Levesque resumed his positions as our president and chief executive officer he accepted a reduced base salary of 50% of his full base salary rate at the time of his initial retirement and was paid at the reduced rate until his retirement on December 31, 2013.

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

Potential Payments Upon Termination or Change-in-Control.

Effective as of January 6, 2004, or upon their later employment, we entered into Change of Control Agreements (“Agreements”) with certain of our executives, including the named executive officers, that provide for severance pay and other benefits in the event of a change of control. The Agreement with Mr. Levesque terminated upon his initial retirement in December 2010. The Agreements provide for severance payments of two times the executive’s annual base salary in the event the executive’s employment is terminated, either voluntarily with “good reason” or involuntarily, during the two-year period following a change in control. The severance payments are to be made over twenty-four months following the date of employment termination according to our regular payroll practices and policies. An executive receiving severance payments is also entitled to reimbursement of the employer portion of group medical and group dental premiums under COBRA continuation coverage. The Agreements also provide for immediate vesting of all unvested options outstanding to the executive upon a change in control. In January 2008, the Agreements were amended to conform to Section 409A of the Internal Revenue Code.

   For purposes of the Agreements, a change of control would be deemed to have occurred upon:

•	the sale or other transfer of all or substantially all of our assets;

•	the approval by our shareholders of a liquidation or dissolution of the company;

•	any person, other than a bona fide underwriter, becoming the owner of more than 40% of our outstanding shares of common stock;

•	a merger, consolidation or exchange involving the company, but only if our shareholders prior to such transaction own less than 65% of the combined voting power of the surviving or acquiring entity following the transaction; or

•	the “continuity” members of our board, being the incumbent members of our board as of the end of 2012 and future members of our board who were approved by at least a majority of our continuity members, ceasing to constitute at least a majority of the board.

 Effective March 13, 2013, we entered into an agreement with Concerned Aetrium Shareholders, an activist shareholder group, pursuant to which our board of directors was reconstituted to include three incumbent directors and three members of the shareholder group. As a result of this change of control, a total of 25,772 unvested stock options held by executives became immediately and fully exercisable pursuant to the terms of the Agreements.

Retirement Benefits

In November 2010, the Compensation Committee approved retirement benefits for Mr. Levesque and our then chief administrative officer equal to approximately 1.2 times their annual base salaries to be paid over the first two years of their respective retirements. In arriving at its decision, the Committee took into consideration contributions of such officers to the successes of the company, the structuring and implementation by such officers of management succession to assure continuity and a smooth executive management transition, severance benefits we have paid to departing division general managers, data on retirement benefits to top executive management at companies considered by the Committee as our industry peer group, and informal advice of employment consultants that the retirement benefits are comfortably within industry norms for retirement benefits to top executive management. Mr. Levesque’s retirement benefit was paid during fiscal years 2011 and 2012 following his initial retirement in 2010. The retirement benefit payments for our former chief administrative officer, who retired in December 2012, commenced in July 2013 and will continue through fiscal year 2014.

Deferred Compensation Arrangement

Upon Mr. Levesque’s resumption of his positions as our president and chief executive officer in November 2011, we entered into an agreement with him to defer the payment of a majority of his base salary earned through December 2012. The deferred amounts were paid in bi-weekly installments during 2013 and there were no outstanding deferred payments at December 31, 2013. We have no general policy or program for deferred compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information regarding the beneficial ownership of our common stock as of March 1, 2014, unless otherwise noted, by (a) each shareholder who we know owns beneficially more than 5% of our outstanding common stock, (b) each of our directors, nominees for directors and executive officers named in the “Summary Compensation Table” below, and (c) all of our executive officers and directors as a group.  The address for all our executive officers and directors is 2350 Helen Street, North St. Paul, Minnesota 55109.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Amount		Percent of Class (2)

Jeffrey E. Eberwein	60,588	(3)	5.6%
Daniel M. Koch	5,510	(4)	*
Paul H. Askegaard	13,097	(5)	1.2%
Joseph C. Levesque	28,931	(6)	2.7%
Galen Vetter	10,155		*
Richard K. Coleman, Jr.	5,000		*
Executive officers and directors as a group (6) persons)________________	123,281	(7)	11.2%

* Less than 1%.

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 1, 2014 are treated as outstanding only when determining the amount and percent owned by such person or group. Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2)	Based on 1,079,176 shares of common stock outstanding as of March 1, 2014.

(3)	Represents 60,588 shares of common stock owned by Lone Star Value Investors, LP. Mr. Eberwein serves as the manager of Lone Star Value Investors GP, LLC, the general partner of Lone Star Value Investors, LP, and as the sole member of Lone Star Value Management, LLC, which serves as the investment manager of Lone Star Value Investors, LP. The principal business address of each of Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC and Mr. Eberwein is 53 Forest Avenue, 1st Floor, Old Greenwich, Connecticut 06870.

(4)	Includes options to purchase 5,500 shares of common stock exercisable within 60 days.

(5)	Includes options to purchase 11,000 shares of common stock exercisable within 60 days.

(6)	Includes options to purchase 8,437 shares of common stock exercisable within 60 days. Also includes an aggregate of 476 shares held in educational trusts for Mr. Levesque’s grandchildren, of which he is the trustee.

(7)	Includes options to purchase 24,937 shares of common stock exercisable within 60 days. Also includes an aggregate of 476 shares held in educational trusts for Mr. Levesque’s grandchildren, of which he is the trustee.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2013:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	88,384	$10.96	0

Equity compensation plans not approved by security holders	Not applicable	Not applicable	0

Total	88,384	$10.96	0

(1)	The Aetrium Incorporated 2003 Stock Incentive Plan (the Plan) is the only equity compensation plan approved by security holders pursuant to which options remain outstanding.

(2)	The Plan terminated on February 28, 2013. Therefore, there are no securities remaining available for future issuance under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General Information. Our board of directors manages our business and affairs. Except for Messrs. Koch and Askegaard, all of our directors are independent directors, as defined by current Nasdaq listing standards and the rules and regulations of the SEC. In addition, none of the board of directors’ non-management directors have a material relationship with the Company or any of its subsidiaries. In determining independence, each year the Board affirmatively determines, among other items, whether the directors have a direct or indirect material relationship with the Company or any of its subsidiaries pursuant to Nasdaq listing standards. When assessing the "materiality" of a director's relationship with the Company, if any, the Board considers all relevant facts and circumstances, not merely from the director's standpoint, but from that of the persons or organizations with which the director has an affiliation. Material relationships can include commercial, banking, industrial, consulting, legal, accounting, charitable and familial relationships. The Board also considers any other relationship that could interfere with the exercise of independence or judgment in carrying out the duties of a director.

Our board met or took action in writing ten times during the fiscal year ended December 31, 2013. Our board maintains an Audit Committee, a Compensation Committee, and a Nomination and Corporate Governance Committee. Each of our directors is expected to make a reasonable effort to attend all meetings of the board, applicable committee meetings and our Annual Meeting of Shareholders. All of our directors then serving attended 75% or more of the aggregate meetings of our board and all such committees on which they served during the fiscal year ended December 31, 2013. All of our directors then serving attended our 2013 Annual Meeting.

Audit Committee. Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of overseeing accounting and financial reporting processes and audits of our financial statements. The functions of the Audit Committee include reviewing our financial statements, overseeing the financial reporting and disclosures prepared by management, making recommendations regarding our financial controls, and conferring with our independent registered public accounting firm. In addition, the Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The Audit Committee met or took action in writing nine times during the fiscal year ended December 31, 2013. The current members of the Audit Committee are Messrs. Vetter, Eberwein and Coleman. Messrs. Vetter and Eberwein were appointed to serve on the committee effective March 13, 2013 and Mr. Coleman was appointed to serve on the committee effective November 15, 2013. Terrence W. Glarner, Daniel A. Carr and Charles B. Westling served as members of our Audit Committee during 2013 until they resigned effective March 13, 2013. Darnell Boehm served as Chairman of the Audit Committee during 2013 until he resigned effective November 15, 2013. Mr. Vetter currently serves as Chairman of the Audit Committee.

Compensation Committee. The responsibilities of the Compensation Committee include approving the compensation for our executive officers and setting the terms of and grants of awards under share-based incentive plans. Our 2003 Stock Incentive Plan (referred to herein as the 2003 Plan) terminated on February 28, 2013. Outstanding stock options that were issued pursuant to the 2003 Plan continue to be exercisable according to their original terms. The Compensation Committee met or took action in writing one time during the fiscal year ended December 31, 2013. The current members of the Compensation Committee are Messrs. Coleman, Eberwein and Vetter. Mr. Coleman was appointed to serve on the committee effective March 13, 2013 and Messrs. Eberwein and Vetter were appointed to serve on the committee effective November 15, 2013. Terrence W. Glarner, Daniel A. Carr and Charles B. Westling served as members of our Compensation Committee during 2013 until they resigned effective March 13, 2013. Darnell Boehm served as a member of our Compensation Committee during 2013 until he resigned effective November 15, 2013. Mr. Coleman currently serves as Chairman of the Compensation Committee.

Nomination and Corporate Governance Committee. Effective December 23, 2013, our board established a Nomination and Corporate Governance Committee and elected Messrs. Eberwein, Vetter and Coleman to serve on the committee. Mr. Coleman currently serves as Chairman of the Nomination and Corporate Governance Committee. The responsibilities of the Nomination and Corporate Governance Committee include (1) establishing and periodically reviewing our Corporate Governance Guidelines, (2) assisting the board of directors in identifying, screening and recruiting qualified individuals to become board members, (3) proposing nominations for board membership and committee membership, (4) assessing the composition of the board and its committees, (5) overseeing the performance of the board and committees thereof, and (6) otherwise complies with its responsibilities and duties as stated in the company's Nomination and Corporate Governance Committee Charter.

Board Leadership Structure and Risk Oversight. Mr. Eberwein has served as chairman of our board since November 15, 2013. We believe that Mr. Eberwein’s extensive investment banking and management experience and his experiences on other boards make him the best-qualified director to serve as chairman of our board. In addition, we believe that the fact that a majority of our board, including Mr. Eberwein, as well as the entire membership of each of our board committees consists of independent directors balances our governance structure to protect the interests of our stockholders. While we believe that the current board leadership structure is appropriate in the current circumstances, the board may change this structure if it no longer believes it continues to meet our objectives.

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

Audit and Non-Audit Fees

In December 2013, we dismissed the accounting firm Grant Thornton LLP and engaged Boulay PLLP as our independent registered public accounting firm. The following table presents aggregate fees billed for professional services rendered by Boulay PLLP for fiscal year 2013. There were no other professional services rendered or fees billed by Boulay PLLP for fiscal year 2013.

Services Rendered
Audit Fees (1)	$ 50,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

(1)	These fees include the audit of our annual financial statements for fiscal year 2013 and the review of our financial statements included in our Quarterly Reports on Form 10-Q for fiscal year 2013.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firms are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firms in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee then serving pre-approved all services provided by Boulay PLLP and Grant Thornton LLP in fiscal year 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements of Registrant.

The following Consolidated Financial Statements of Aetrium Incorporated and the Independent Registered Public Accounting Firms’ Reports thereon are included herein:

Description	Page(s)

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Financial Statements:

Consolidated Statements of Operations	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Changes in Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-24

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Aetrium Incorporated

We have audited the accompanying consolidated balance sheet of Aetrium Incorporated (a Minnesota corporation) and subsidiary (the Company) as of December 31, 2013 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP

Minneapolis, Minnesota

March 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aetrium Incorporated

We have audited the accompanying consolidated balance sheet of Aetrium Incorporated (a Minnesota corporation) and subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aetrium Incorporated and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 26, 2013 (except for Note 3 and Note 10, as to which date is March 26, 2014)

AETRIUM INCORPORATED

Consolidated Statements of Operations

Year Ended December 31,	2013	2012
Net sales	$2,653,242	$2,595,984
Cost of goods sold	2,725,958	4,816,042
Gross loss	(72,716)	(2,220,058)
Operating expenses:
Selling, general and administrative	3,473,617	3,870,112
Research and development	488,461	907,945
Total operating expenses	3,962,078	4,778,057
Loss from continuing operations	(4,034,794)	(6,998,115)
Change in fair value of contingent earn-out	325,000	—
Interest income	1,593	9,424
Interest expense	(4,541)	(6,477)
Loss from continuing operations before income taxes	(3,712,742)	(6,995,168)
Income tax benefit	279,000	309,000
Loss from continuing operations	(3,433,742)	(6,686,168)

Discontinued operations (see Note 3):
Income (loss) from discontinued operations	(224,000)	884,000
Gain on sale of discontinued operations	1,021,297	—
Income before income taxes	797,297	884,000
Income tax expense	(279,000)	(309,000)
Income from discontinued operations	518,297	575,000

Net loss	$(2,915,445)	$(6,111,168)

Income (loss) per share – basic and diluted
Continuing operations	$(3.18)	$(6.20)
Discontinued operations	0.48	0.53
Net loss	$(2.70)	$(5.67)

Weighted average common shares outstanding – basic and diluted	1,078,249	1,078,176

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Balance Sheets

December 31,	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,260,347	$3,013,152
Accounts receivable, net of allowance for doubtful accounts of $0 and $25,000 at December 31, 2013 and 2012, respectively	296,071	243,390
Inventories, current	2,074,986	1,577,133
Other current assets	662,629	142,638
Current assets – discontinued operations	—	992,638
Total current assets	4,294,033	5,968,951

Property and equipment:
Furniture and fixtures	519,257	521,450
Equipment	841,377	963,825
Less accumulated depreciation and amortization	(1,279,287)	(1,341,624)
Property and equipment, net	81,347	143,651
Property and equipment, net – discontinued operations	—	18,628

Inventories, noncurrent	—	1,810,000
Other assets	246,726	57,907

Total assets	$4,622,106	$7,999,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Capitalized lease obligation, current portion	$32,045	$29,322
Trade accounts payable	350,554	499,808
Accrued compensation	126,459	256,546
Other accrued liabilities	259,147	310,505
Current liabilities – discontinued operations	—	192,150
Total current liabilities	768,205	1,288,331

Capitalized lease obligation	2,801	34,846
Noncurrent accrued expenses	—	96,200

Commitments and contingencies (see Notes 8 and 9)

Shareholders’ equity:
Common stock, $.001 par value; 3,000,000 shares authorized; 1,079,176 and 1,078,176 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,079	1,078
Additional paid-in capital	65,830,184	65,643,400
Accumulated deficit	(61,980,163)	(59,064,718)
Total shareholders’ equity	3,851,100	6,579,760
Total liabilities and shareholders’ equity	$4,622,106	$7,999,137

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2011	10,781,451	$10,781	$65,385,252	$(52,953,550)	$12,442,483
Recovery of short-swing profits	—	—	2,583	—	2,583
Share-based compensation expense	—	—	245,862	—	245,862
Effect of reverse stock split – See Note 10	(9,703,275)	(9,703)	9,703	—	—
Net loss	—	—	—	(6,111,168)	(6,111,168)
Balance, December 31, 2012	1,078,176	1,078	65,643,400	(59,064,718)	6,579,760
Exercise of stock options	1,000	1	6,474	—	6,475
Share-based compensation expense	—	—	180,310	—	180,310
Net loss	—	—	—	(2,915,445)	(2,915,445)
Balance, December 31, 2013	1,079,176	$1,079	$65,830,184	$(61,980,163)	$3,851,100

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Consolidated Statements of Cash Flows

Year Ended December 31,	2013	2012
Cash flows from operating activities:
Net loss	$(2,915,445)	$(6,111,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,871	81,057
Share-based compensation expense	180,310	245,862
Gain on sale of discontinued operations	(1,021,297)	—
Change in fair value of contingent earn-out	(325,000)	—
Credit to allowance for bad debts	(25,000)	(5,000)
Provision for excess and obsolete inventories	1,177,000	2,776,000
Changes in operating assets and liabilities:
Accounts receivable	(144,793)	862,682
Inventories	71,579	797,842
Other current assets	104,073	(89,547)
Other asset	11,181	(28,040)
Trade accounts payable	(195,788)	90,502
Accrued compensation	(207,796)	11,405
Other accrued liabilities	(153,503)	(559,178)
Net cash used in operating activities	(3,376,608)	(1,927,583)
Cash flows from investing activities:
Sale of product line, net of transaction costs	1,650,732	—
Purchase of property and equipment	(4,082)	(45,110)
Net cash provided by (used in) investing activities	1,646,650	(45,110)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,475	—
Principal payments on capitalized lease	(29,322)	(24,684)
Recovery of short-swing profits	—	2,583
Net cash used by financing activities	(22,847)	(22,101)
Net decrease in cash and cash equivalents	(1,752,805)	(1,994,794)
Cash and cash equivalents at beginning of year	3,013,152	5,007,946
Cash and cash equivalents at end of year	$1,260,347	$3,013,152

Supplemental cash flow information:
Cash paid for interest expense	$4,541	$6,477
Equipment acquired by capital lease	—	88,852

Assets disposed of and liabilities transferred in connection with sale of product line:
Accounts receivable	$339,695	$—
Inventories	833,623	—
Prepaid expenses	936	—
Equipment	17,143	—
Accounts payable	(49,962)	—
Accrued liabilities	(12,000)	—
Holdback receivable recorded in other current assets	(300,000)	—
Holdback receivable recorded in other assets	(200,000)	—
Gain on sale	1,021,297	—
Cash received, net of transaction costs	$1,650,732	$—

The accompanying notes are an integral part of the consolidated financial statements.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS DESCRIPTION AND LIQUIDITY

Aetrium Incorporated designs, manufactures and markets handling equipment used by the worldwide semiconductor industry to test integrated circuits, or ICs. Our products are used to improve efficiency and provide thermal environments for devices during test, including in Micro-Electro-Mechanical System (MEMS) test environments. Our products are sold primarily to semiconductor manufacturers and their assembly and test subcontractors located in the United States and in foreign locations. References in the Notes to Consolidated Financial Statements to “Aetrium,” “the company,” “we” or “our,” unless the context otherwise requires, refer to Aetrium Incorporated and its consolidated subsidiary and their respective predecessors.

In fiscal year 2013, we incurred a loss from continuing operations of $3.4 million and we used $3.4 million of cash to fund our operations. Our losses and negative cash flows in recent periods were largely attributable to reduced net sales resulting from relatively weak business conditions and excess production capacity in the semiconductor industry. In addition, beginning in the third quarter of 2012, we incurred significant legal expenses related to litigation. We have taken aggressive actions to reduce our expenses and preserve cash, including salary reductions for executive officers, pay freezes and reductions in workforce. Effective July 31, 2013, as described in Note 3, we sold the assets related to our Reliability Test Products (RTP) business and received proceeds of approximately $1.7 million net of transaction expenses. We believe our cash balance of $1.3 million at December 31, 2013 and holdback and contingent consideration we expect to receive from the RTP sale will be sufficient to meet our working capital and capital expenditure requirements through fiscal year 2014. Industry forecasters predict that semiconductor industry conditions will improve in fiscal year 2014 as integrated circuit (IC) production volumes increase. In addition, the lawsuit brought against us in federal court by UTHE Technology Corporation (UTHE), for which we have incurred substantial legal costs since mid-2012, was dismissed by the court in September 2013. Although UTHE has filed an appeal, we believe our future legal expenses related to this action will be substantially lower than incurred in recent periods. Aetrium experienced an increase in sales order activity in the fourth quarter of 2013. However, we believe business conditions will continue to be challenging for us until the excess production capacity in the industry we serve is reduced. If semiconductor industry business conditions do not improve as predicted and/or we incur higher than anticipated legal expenses, our operating results and cash flows would be further adversely affected. Given these circumstances, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Cash and Cash Equivalents: At times, we may invest a portion of our cash reserves in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. As of December 31, 2013 and 2012, our cash balances consisted primarily of deposits in bank savings and checking accounts. We may maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation.

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

Property and Equipment: Property and equipment are recorded at cost and are depreciated over estimated useful lives ranging from three to seven years. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts. Depreciation and amortization expense amounted to $67,871 and $81,057 for the years ended December 31, 2013 and 2012, respectively. Maintenance and repairs are charged to expense as incurred.

Valuation of Long-Lived Assets: Aetrium reviews its long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, we would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. There were no impairment charges during the years ended December 31, 2013 and 2012.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Revenue Recognition: We recognize revenue when there is persuasive evidence of an arrangement, the sales price is fixed or determinable, title and risk of loss have passed to the customer, delivery has occurred or service has been rendered, and collection of the related receivable is reasonably assured. Revenue on spare parts and change kits is generally recognized upon shipment. In some circumstances, revenue on equipment sales is recognized subsequent to shipment. For example, equipment sales contracts may specify that customer acceptance criteria be met. In such cases, revenue for established equipment products that have previously met a customer’s acceptance criteria is generally recognized upon shipment, provided the equipment meets our final test requirements that we believe substantially demonstrate conformance to the customer’s acceptance criteria. However, revenue for equipment products that are newly designed or otherwise lack a reliable history of customer acceptance is deferred until objective evidence of customer acceptance has been obtained. In situations where equipment contracts include significant post-shipment obligations to be performed by us, revenue for the entire transaction is deferred until such obligations have been completed or, if applicable, the transaction is accounted for as a multiple-element arrangement. For arrangements containing multiple elements that have stand-alone value, which may include services such as installation and/or training in addition to equipment delivery, the consideration is allocated to each element based on their relative selling prices at the inception of the arrangement and revenue is recognized for each element when the revenue recognition criteria applicable to each element have been met. Due to the nature of our products, vendor specific objective evidence and third party evidence of the selling prices of the individual elements are typically not available, so we generally estimate selling prices of the individual elements. Sales tax billed to customers is excluded from revenue. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories in our consolidated balance sheet. We often receive payments from customers prior to recognizing revenue. For example, we may receive partial payments prior to shipment, which we record as “customer deposits,” or we may receive partial payments after shipment but prior to recognizing revenue, which we record as “deferred revenue.” Customer deposits and deferred revenue are recorded as liabilities and included as a component of “Other accrued liabilities” in our consolidated balance sheet. See Note 7.

Advertising Costs: Advertising costs are expensed as incurred and were immaterial for each of the years ended December 31, 2013 and 2012.

Warranty Costs: Our products are sold with warranty periods that vary by item and range up to two years. Estimated warranty costs are accrued in the period that the related revenue is recognized. The following table summarizes product warranty expense accruals and settlements for the two years ended December 31, 2013 (in thousands):

	Accrual balance at beginning of year	Accruals for warranties	Settlements made	Accrual balance at end of year
2013	$12	$20	$(16)	$16
2012	18	10	(16)	12

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Income Taxes: Income taxes are accounted for in accordance with ASC 740, “Income Taxes.” We record income tax expense or benefit based on our estimate of the effective tax rates for the jurisdictions in which we do business. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess our income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. Interest expense associated with income taxes, if any, is classified as income tax expense. See Note 13 for additional information regarding income taxes.

Net Loss Per Common Share: We compute income (loss) per share in accordance with Accounting Standards Codification (ASC) 260 “Earnings per Share.” Basic income (loss) per common share is computed for continuing and discontinued operations by dividing income (loss) by the weighted-average number of common shares outstanding during each period.  Diluted income per share is computed by dividing income by the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock options using the treasury stock method.  For periods that include a loss from continuing operations, the computation of diluted income (loss) per share excludes the impact of stock options because they would be antidilutive and diluted income (loss) per share is therefore the same as basic loss per share.

Share-Based Compensation: We account for share-based compensation in accordance with the provisions of ASC 718, “Compensation – Stock Compensation,” which requires the measurement and recognition of all share-based compensation under the fair value method. See Note 11 for additional information regarding share-based compensation and our stock incentive plan.

Fair Value Measurements: We measure fair value for financial reporting purposes in accordance with ASC 820, “Fair Value Measurement and Disclosures.” ASC 820 provides a framework for measuring fair value. The framework includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy defined in ASC 820 include the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts of cash equivalents, accounts receivable, other current assets, trade accounts payable, accrued expenses and other current liabilities at December 31, 2013 and 2012 approximate fair value due to the short term maturities of these instruments.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 3: SALE OF PRODUCT LINE – DISCONTINUED OPERATIONS

On July 31, 2013, we sold the assets related to our Reliability Test Products (RTP) business. The RTP product line includes test equipment that provides semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability. The sale of our RTP product line resulted in an increase in our cash reserves, which have been significantly diminished in recent quarters due to operating losses and high legal costs related primarily to litigation.

The RTP product line was sold to Cascade Microtech, Inc. (Cascade), a U.S. public company headquartered in Beaverton, OR. Cascade manufactures products and provides services for precision contact, electrical measurement and test of integrated circuits, optical devices and other small structures. The sale transaction included the following terms:

•	Purchase price of approximately $1.9 million plus up to $1.5 million in holdback and future contingent consideration. The contingent consideration includes the following:

o	$500,000 holdback amount to secure Aetrium’s obligations related to representations, warranties and covenants. $300,000 of the holdback amount is payable on July 31, 2014 and $200,000 is payable on January 15, 2015, subject to indemnity claims by Cascade.

o	Up to $1,000,000 contingent earn-out payment. If RTP net revenues for the nine months ended April 30, 2014 are in the range of $2,250,000 to $3,750,000 or more, a pro rata earn-out payment will be payable to Aetrium on May 31, 2014.

•	Aetrium transferred receivables, inventories, equipment, intellectual property, and other assets associated with the RTP product line to Cascade.

•	Cascade assumed certain liabilities related to the RTP product line, including accounts payable, accrued expenses and product support and warranty obligations.

•	Cascade and Aetrium executed a sublease and transition services agreement providing for Cascade to continue to conduct RTP operations in approximately 9,000 square feet within Aetrium’s facility in North St. Paul, MN and for Aetrium to provide certain administrative services to Cascade. The sublease provides for monthly rent payments of $14,500 and an initial term of August 1, 2013 through April 30, 2014, after which Cascade may continue to sublease the space on a month-to-month basis.

•	Eleven Aetrium employees were hired by Cascade in connection with the transaction.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

We recorded a pre-tax gain of approximately $1.0 million on the sale of the RTP product line as follows (in thousands):

Proceeds:
- Cash received at closing	$1,914
- Holdback amounts	500
Total consideration	2,414

Fair value of net assets transferred to Cascade:
- Accounts receivable	340
- Inventories	834
- Prepaid expenses	1
- Equipment	17
- Accounts payable	(50)
- Accrued liabilities	(12)
Total net assets transferred	1,130

Gain on sale, before transaction costs	1,284
Transaction costs	(263)
Gain on sale	$1,021

The receivables related to holdbacks are included in our consolidated balance sheet at December 31, 2013 as follows: $300,000 is included in “Other current assets” and $200,000 is included in “Other assets.” We expect to collect 100% of the holdback amounts.

In accordance with ASC 205-20, “Discontinued Operations,” assets and liabilities included in our consolidated balance sheets and the results of operations included in our consolidated statements of operations related to the RTP product line have been reclassified and presented as discontinued operations for all periods reported.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Assets and liabilities related to the RTP product line presented as discontinued operations in our consolidated balance sheet at December 31, 2012 are summarized below (in thousands):

Accounts receivable	$223
Inventories	770
Current assets – discontinued operations	$993

Property and equipment	$213
Less, accumulated depreciation	(194)
Property and equipment, net – discontinued operations	$19

Accounts payable	$96
Accrued compensation	78
Accrued warranty	12
Other accrue liabilities	6
Current liabilities – discontinued operations	$192

Condensed results from discontinued operations included in our consolidated statements of operations are summarized below (in thousands).

Year ended Dec. 31,	2013	2012
Net sales	$1,215	$3,645
Cost of goods sold	534	1,260
Gross profit	681	2,385
Operating expenses	905	1,501
Income (loss) from discontinued operations	(224)	884
Gain on sale of discontinued operations	1,021	—
Income before income taxes	797	884
Income tax expense	(279)	(309)
Income from discontinued operations	$518	$575

Operating results from discontinued operations exclude building rent, property taxes, and other facility-related and administrative costs that continue to be incurred following the disposition of the product line.

As described above, Aetrium may receive an earn-out payment related to the sale of the RTP product line. The earn-out payment will be between $0 and $1,000,000 if RTP revenues are in the range of $2,250,000 to $3,750,000 or more for the nine months ended April 30, 2014 and would be payable on May 31, 2014. We estimate the fair value of the earn-out by applying the income approach. That measure is based on inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs (see the discussion of the fair value hierarchy in Note 2 above). The key assumption in our fair value assessment is a performance risk factor applied to the RTP revenue potential. We determined the fair value of the earn-out at the time of the sale and at September 30, 2013 to be zero due to the nominal RTP revenues reported to us by the buyer relative to the minimum revenue threshold of $2,250,000. We determined the fair value of the earn-out to be $325,000 at December 31, 2013 based on our re-assessment at that date. The increase in fair value at December 31, 2013 resulted from a substantial increase in RTP revenues in the fourth quarter of 2013 as reported to us by the buyer of the business.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 4: FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis include the following at December 31, 2013 (in thousands):

Level 1	$—
Level 2	—
Level 3	325
Total	$325

The contingent earn-out receivable is related to the sale of our Reliability Test Products business (RTP) on July 31, 2013. The sale agreement provides that if RTP net revenues for the nine months ended April 30, 2014 are in the range of $2,250,000 to $3,750,000 or more, a pro rata earn-out payment of up to $1.0 million will be payable to Aetrium on May 31, 2014. The buyer is required to report to us the amount of RTP orders, revenues and backlog on a monthly basis. We determined the fair value of the contingent earn-out receivable as of the closing date and re-assess the fair value each quarter. Changes to the fair value of the earn-out receivable based on re-assessment are included in current period earnings. We estimate the fair value of the earn-out receivable using discounted cash flow techniques based on information available at the time, including reported revenues, reported unshipped orders and time remaining in the earn-out period. The following table summarizes the activity for our Level 3 contingent earn-out receivable (in thousands):

Level 3
Balance at December 31, 2012	$—
Add – fair value of earn-out receivable at closing of RTP sale, July 31, 2013	—
Change in earn-out receivable based on re-assessment at September 30, 2013	—
Add – increase in earn-out receivable based on re-assessment at December 31, 2013 (included in earnings)	325
Balance at December 31, 2013	$325

Quantitative information about Level 3 fair value measurements at December 31, 2013 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable	Discounted cash flow	Performance risk factor	10 percent

The earn-out receivable is included in “Other current assets” in our consolidated balance sheet at December 31, 2013. See Note 6.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 5: INVENTORIES

Inventories are comprised of the following (in thousands):

December 31,	2013	2012
Purchased parts and completed subassemblies	$563	$789
Work-in-process	439	449
Finished goods, including saleable demonstration equipment	1,073	2,149
Total inventories	2,075	3,387
Noncurrent portion	—	(1,810)
Current portion	$2,075	$1,577

We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand. We evaluate potential excess and obsolete inventory exposures by reviewing historical usage and anticipated demand based on current and projected market conditions, customer requirements and other factors. We also evaluate inventories for potential excess and obsolescence due to engineering design changes and the impact of new products. In the quarter ended June 30, 2013 we recorded a charge of $0.8 million in cost of goods sold to write-down certain inventories. The write-down related primarily to our Model V16 test handler for which sales prospects for eight-site testing applications had diminished in favor of our newer Model VMAX test handler. In the quarter ended September 30, 2013 we recorded a charge of $0.3 million in cost of goods sold to write-down certain inventories for which we determined we had excess quantities. The write-down related primarily to change kits for IC package types for which sales potential has declined. Charges for excess and obsolete inventories amounted to $2.8 million for the year ended December 31, 2012. If actual product demand or market conditions are less favorable than those assumed, additional inventory adjustments may be required.

Based on our analysis of inventories and sales forecasts, we determined that inventories at December 31, 2013 would be realized within twelve months. Based on our assessment of potential excess and obsolete inventories at December 31, 2012, we estimated that inventories in the amount of $1.8 million would not be sold within the next twelve months. Accordingly, this amount was included in the caption “Inventories, noncurrent” in our consolidated balance sheets.

NOTE 6: OTHER CURRENT ASSETS:

Other current assets are comprised of the following (in thousands):

December 31,	2013	2012
Holdback receivable – see Note 3	$300	$—
Earn-out receivable – see Note 3	325	—
Other	38	143
Total other current assets	$663	$143

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 7: CURRENT LIABILITIES:

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2013	2012
Customer deposit	$108	$0
Accrued warranty	16	12
Accrued retirement benefit	96	147
Accrued obligation related to litigation settlement (see Note 8)	—	85
Other	39	67
Total other accrued liabilities	$259	$311

In December 2013, we received a deposit in the amount of $0.1 million from a customer as a down payment for equipment that was scheduled to ship in early 2014.

The accrued retirement benefit was granted to a former officer in fiscal year 2010 and amounted to $96,200 (all current) at December 31, 2013 and $243,300 ($147,100 current, $96,200 noncurrent) at December 31, 2012. The current portion of accrued retirement benefits is included in “Other accrued liabilities” and the noncurrent portion is included in “Accrued liabilities - noncurrent” in our consolidated balance sheets. The $96,200 balance at December 31, 2013 is scheduled to be paid in equal bi-weekly installments through December 2014.

In November 2011, the former chairman of our board of directors, who had retired in December 2010, returned to Aetrium and was appointed to serve as president and chief executive officer on an interim basis pending the appointment of a permanent replacement for these positions. At that time, we entered into an employment agreement with the executive that provided for the payment of a majority of his 2011 and 2012 base salary to be deferred until 2013. Deferred payments under this agreement amounted to approximately $131,000 at December 31, 2012 which amount is recorded in “Accrued Compensation” in our consolidated balance sheet at that date. As of December 31, 2013, all deferred salary amounts had been paid.

NOTE 8: LITIGATION

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against Aetrium and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California.  UTHE’s claims were based on UTHE’s allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that Aetrium and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring them to arbitrate their claims in Singapore.  The District Court stayed the case against Aetrium and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving Aetrium or the Sales Manager.  Aetrium received notice that in March 2012 awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against Aetrium and the Sales Manager and to lift the stay, which the court granted. UTHE filed an amended complaint in July 2012, reasserting its original claims and adding an unfair competition claim under California’s Business and Professions Code section 17200 et seq. As a result of a motion to dismiss UTHE’s claims, filed by Aetrium in August 2012, the court dismissed UTHE’s federal securities fraud claim. In September 2013 the court entered final judgment dismissing all remaining claims UTHE asserted against Aetrium in the litigation. UTHE subsequently appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit and the appeal is currently pending. We do not believe that the claims asserted in this matter have any merit and we will continue to vigorously defend the action. While it is not possible to predict the outcome of these legal proceedings, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

In December 2012, a group of activist shareholders filed a lawsuit against Aetrium seeking a preliminary injunction regarding the interpretation of our bylaws in connection with a special shareholders meeting held in November 2012 at which the shareholder group sought to remove our then current board of directors and replace them with a slate of their own directors. In January 2013, we entered into a settlement agreement with the shareholder group resolving all of the shareholders’ claims. Five of the activist shareholders joined our board of directors and we agreed to pay $85,000 to the shareholder group as part of the settlement. The settlement payment was covered under our directors and officers insurance policy and was paid directly to the shareholder group by our insurance carrier.

NOTE 9: LEASE OBLIGATIONS

We lease our facility in North St. Paul, Minnesota from a limited liability company controlled by a shareholder of Aetrium. The shareholder is neither a director nor an officer of Aetrium, and, to our knowledge, does not own more than five percent of our common stock. The lease agreement provides for monthly base rents of $21,995 with an increase to $22,517 in September 2014. The agreement expires on August 31, 2015, at which time we have an option to extend the lease for an additional five-year term. At the time we executed the lease agreement, we agreed to pay a third-party consulting fee obligation of the lessor in exchange for reduced rent payments. The $56,000 payment was recorded as a prepaid expense and is being amortized to rent expense over the term of the lease. The noncurrent portion of the prepaid rent balance was $7,467 and $18,667 at December 31, 2013 and 2012, respectively, and is included in “Other assets” in our consolidated balance sheets.

In February 2012, we entered into a three year agreement to lease certain data processing equipment. At the end of the three year term, we have the option to purchase the equipment for $200. We recorded this transaction as a capital lease in the amount of $88,852, the fair value of the related equipment. Equipment under capital leases is summarized below (in thousands):

December 31,	2013	2012
Cost	$89	$89
Accumulated amortization	(54)	(25)
Net	$35	$64

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

As of December 31, 2013, future minimum annual lease payments under operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases
2014	$284	$34
2015	198	3
2016	12	—
Total minimum lease payments	$494	$37
Less, interest	—	(2)
Total minimum lease payments	$494	$35

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended Dec. 31,	2013	2012
Paid to company controlled by shareholder	$263	$263
Paid to others	31	32
Total rent expense	$294	$295

NOTE 10: REVERSE STOCK SPLIT

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

NOTE 11: STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

The following table summarizes stock option activity under our stock incentive plan for the year ended December 31, 2013 (share and per share amounts have been retroactively adjusted to reflect a one-for-ten reverse stock split implemented on October 11, 2013):

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2013	191,778	$12.30
Exercised	(1,000)	6.47
Forfeited	(30,153)	9.62
Expired	(72,241)	15.23
Outstanding, December 31, 2013	88,384	$10.96	3.02 years	$25

Exercisable, December 31, 2013	79,395	$11.27	2.99 years	$20

All stock options outstanding at December 31, 2013 are nonqualified options that expire five years after the grant date. The aggregate intrinsic values in the table above represent the total pretax intrinsic values (the difference between Aetrium’s closing stock price on December 31, 2013 and the option exercise price) of all in-the-money stock options that would have been received by the option holders had they exercised their options on December 31, 2013. Total compensation expense recognized for options vested during the years ended December 31, 2013 and 2012 was $180,310 and $245,862, respectively.

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

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

No stock options were granted in fiscal year 2013. Using the Black-Scholes option valuation model, the weighted-average fair value of options granted in 2012 was determined to be $2.31. Weighted average assumptions used in applying the Black-Scholes option-pricing model to estimate the fair value of options granted in 2012 were as follows:

Expected dividend yield	0%
Expected stock price volatility	46%
Risk-free interest rate	0.54%
Expected life of options (years)	3.15

Share-based compensation expense included in our consolidated statements of operations was as follows (in thousands):

Year ended December 31,	2013	2012
Cost of goods sold	$6	$6
Selling, general and administrative	142	175
Research and development	14	32
Income (loss) from discontinued operations	18	33
Total share-based compensation expense	$180	$246

As of December 31, 2013, we had approximately $24,000 of unrecognized pretax share-based compensation expense, which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 12: EMPLOYEE SAVINGS 401(k) PLAN

Aetrium has a 401(k) employee savings plan, which covers full-time employees who are at least 21 years of age. Our contributions to the savings plan are at the discretion of management. We did not contribute to the plan in fiscal years 2013 or 2012.

NOTE 13: INCOME TAXES

A reconciliation of income tax benefit computed using the federal statutory rate to the income tax benefit in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2013	2012
Tax computed at federal statutory rate	$(991)	$(2,078)
State taxes, net of federal benefit	(46)	(14)
Reinstatement of state NOL	—	(45)
Change in tax rates	—	11
Share-based compensation with no tax benefit	—	309
Increase (decrease) in tax from:
Tax credits	—	(3)
Valuation allowance change	1,039	1,795
Other, net	(2)	25
Total income tax benefit	$—	$—

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Deferred tax assets are comprised of the following (in thousands):

December 31,	2013	2012
Accounts receivable	$—	$9
Inventories	2,017	1,672
Employee compensation and benefits	144	320
Contingent consideration (deferred gain on sale of business)	(289)	—
NOL and tax credit carryforwards	28,633	27,463
Warranty accrual	6	8
Other, net	30	30
Deferred tax assets	$30,541	$29,502
Less valuation allowance	(30,541)	(29,502)
Net deferred tax assets	$—	$—

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

Aetrium has federal net operating loss carryforwards of approximately $79 million that will begin to expire in 2020 if not utilized. We also have state net operating loss carryforwards of approximately $25 million that will expire at various times, beginning in 2014, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1.5 million that will expire at various times, beginning in 2018, if not utilized. The utilization of net operating loss carryforwards and research tax credit carryforwards may be subject to annual limitations as a result of changes in ownership that may already have occurred or future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code. Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of December 31, 2013, Aetrium had suspended additional paid-in capital credits of $1.3 million related to windfall tax deductions. Upon realization of the net operating loss carryforwards from such windfall tax deductions, we would record a benefit of up to $1.3 million in additional paid-in capital.

We assessed our income tax positions at December 31, 2013 and 2012 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

Aetrium is subject to income tax examinations in the U.S. federal and certain state jurisdictions. There are currently no income tax examinations in progress. Federal and state income tax returns are subject to review for fiscal years 2010 through 2013.

NOTE 14: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2013	2012
Test handler products	24%	41%
Change kits and spare parts	76	59
Total	100%	100%

All of our long-lived assets are located in the United States. Sales by geographic area based on product shipment destination were as follows (in thousands):

Year ended December 31,	2013	2012
United States	$757	$279
Singapore	616	737
United Kingdom	85	645
Philippines	400	390
Thailand	243	375
China	70	21
Malaysia	460	117
Other foreign countries	22	32
Total	$2,653	$2,596

Sales to customers comprising more than 10% of our total net sales and corresponding accounts receivable concentration information for such customers is summarized below:

	Percent of total sales for year ended December 31,		Percent of total accounts receivable as of December 31,
	2013	2012	2013	2012
Customer A	33%	48%	*	48%
Customer B	19%	21%	*	47%
Customer C	17%	*	*	*
Customer D	12%	*	86%	*
Customer E	*	25%	*	*

* Percent was less than 10% of the total.

AETRIUM INCORPORATED

Notes to Consolidated Financial Statements

NOTE 15: SUBSEQUENT EVENTS

•	Compensation Agreement

Effective January 10, 2014, we entered into an agreement with an employee that provides the employee will receive payments equal to twelve months’ of base salary plus reimbursement of the employer portion of group medical and group dental premiums under COBRA continuation coverage if we terminate employment without cause at any time, or if the employee voluntarily terminates employment at any time that is six months or more after the effective date of the agreement. The payments are to be made over twelve months following the date of termination in accordance with our regular payroll practices and policies.

•	Tax Benefit Preservation Plan / Preferred Stock Rights

On February 13, 2014, our board of directors adopted a tax benefit preservation plan (the “Tax Benefit Plan”). The Tax Benefit Plan is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The board authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share, of the company to stockholders of record as of the close of business on February 24, 2014. Each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the company (the “Preferred Shares”) at an exercise price of $30.00 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights will convert into a right to acquire common stock or other capital stock of the company in certain circumstances and subject to certain exceptions.

The Rights will become exercisable following (i) the 10th business day (or such later date as may be determined by the board of directors) after the public announcement that a person or group has acquired beneficial ownership of 4.99% or more of the common shares of the company or (ii) the 10th business day (or such later date as may be determined by the board of directors) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common shares of the company. In both cases, such person or group would be deemed to be an “Acquiring Person” for purposes of the Tax Benefit Plan.

In the event that a person becomes an "Acquiring Person" under the Tax Benefit Plan, then, subject to certain exceptions, the Rights, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be null and void), will become exercisable for the Company’s common stock having a market value equal to twice the exercise price of the Right. Accordingly, the Rights could cause substantial dilution to a person or group that acquires 4.99% or more of the company's common stock on terms not approved by the company's board of directors. The Tax Benefit Plan includes certain procedures for the board of directors to consider requests to exempt certain acquisitions of the company’s common stock from the Tax Benefit Plan if the board of directors determines that doing so would not limit or impair the availability of the tax benefits or is otherwise in the best interests of the company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AETRIUM INCORPORATED

Date: March 26, 2014	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Daniel M. Koch	President and Chief Executive Officer
Daniel M. Koch	(principal executive officer)

/s/ Paul H. Askegaard	Chief Financial Officer
Paul H. Askegaard	(principal financial and accounting officer)

Directors:

/s/ Jeffrey E. Eberwein	Chairman of the Board
Jeffrey E. Eberwein

/s/ Daniel M. Koch	Director
Daniel M. Koch

/s/ Paul H. Askegaard	Director
Paul H. Askegaard

/s/ Richard K. Coleman, Jr.	Director
Richard K. Coleman, Jr.

/s/ Galen Vetter	Director
Galen Vetter

AETRIUM INCORPORATED
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Item No.	Item	Method of Filing

2.1	Asset Purchase Agreement by and among Aetrium Incorporated and Cascade Microtech, Inc. dated July 31, 2013	Incorporated by reference to Exhibit 2.1 to our Form 8-K dated July 31, 2013 (File No. 000-22166)

3.1	Our Restated Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

3.2	Amendment to Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.2 to our Quarterly Report for the quarter ended September 30, 1998 (File No. 0-22166).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to our Form 8-K dated September 23, 2013 (File No. 000-22166))

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Aetrium Incorporated, as filed with the Secretary of State of the State of Minnesota on February 13, 2014	Incorporated by reference to Exhibit 3.1 to our Form 8-K dated February 13, 2014 (File No. 000-22166)

3.5	Our Bylaws, as amended.	Incorporated by reference to Exhibit 3.1 to our Form 8-K dated October 22, 2009 (File No. 0-22166).

3.6	Bylaw amendments effective November 20, 2012.	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-22166).

3.7	Bylaw amendment effective January 31, 2013.	Incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 0-22166).

4.1	Specimen Form of our Common Stock Certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 33-64962C).

4.2	Tax Benefit Preservation Plan, dated as of February 13, 2014, by and between Aetrium Incorporated and Computershare Trust Company, N.A., as rights agent	Incorporated by reference to Exhibit 4.1 to our Form 8-K dated February 13, 2014 (File No. 000-22166)

10.1	Standard Industrial/Commercial Single-Tenant Lease, dated September 18, 1998, between W.H. Pomerado, LLC and us, including addendum and material exhibits to lease.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-22166).

10.2	2003 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22166).

10.3	Form of Non-Statutory Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-22166).

10.4	Form of Change of Control Agreement.	Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.5	Form of Amendments to Change of Control Agreement	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).

10.6	Sales Incentive Program.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

10.7	Commercial Lease dated August 20, 2010 between Triple Shot, LLC and us.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-22166).

10.8	Asset Purchase Agreement, dated December 28, 2006, between WEB Technology, Inc. and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2007 (File No. 0-22166).

10.9	Executive Officer Profit Sharing Program.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 23, 2007 (File No. 0-22166).

10.10	Business Loan Agreement, dated December 3, 2009, between Bremer Bank and us.	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-22166).

10.11	Letter Agreement with Joseph C. Levesque dated November 17, 2010	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 19, 2010 (File No. 0-22166).

10.12	Letter Agreement with Douglas L. Hemer dated November 17, 2010	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 19, 2010 (File No. 0-22166).

10.13	Letter Agreement with Joseph C. Levesque dated November 30, 2011	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 2, 2011 (File No. 0-22166).

10.14	Letter Agreement with John J. Pollock dated December 7, 2011	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A dated December 23, 2011 (File No. 0-22166).

10.15	Letter agreement with Joseph C. Levesque dated August 27, 2012 amending letter agreement dated November 17, 2010	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 28, 2012 (File No. 0-22166).

10.16	Letter agreement with Douglas L. Hemer dated August 27, 2012 amending letter agreement dated November 17, 2010	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 28, 2012 (File No. 0-22166).

10.17	Letter agreement with Joseph C. Levesque dated August 27, 2012 amending letter agreement dated November 30, 2011	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated August 28, 2012 (File No. 0-22166).

10.18	Settlement Agreement and Mutual Release dated effective as of January 31, 2013 among Concerned Aetrium Shareholders, its members and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 6, 2013 (File No. 0-22166).

10.19	Form of Amendment to Change of Control Agreement	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 6, 2013 (File No. 0-22166).

10.20	First Amendment to The Settlement Agreement and Mutual Release dated effective as of March 13, 2013 among Concerned Aetrium Shareholders, its members and us.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 15, 2013 (File No. 0-22166).

14.1	Code of Business Conduct and Ethics.	Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22166).

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-22166).

23.1	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.

23.2	Independent Registered Public Accounting Firm’s Consent.	Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith electronically.