Form 10-Q
period 2014-03-31
AETRIUM INC
filed 2014-05-14
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of Common Stock, $.001 par value, outstanding on May 12, 2014	1,079,176

AETRIUM INCORPORATED

2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,886	$1,260
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2014 and December 31, 2013	487	296
Inventories	1,197	2,075
Fair value of contingent earn-out, current	400	325
Other current assets	591	338
Total current assets	4,561	4,294

Property and equipment, net	73	81

Other assets	5	247

Total assets	$4,639	$4,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Capitalized lease obligation, current portion	$27	$32
Trade accounts payable	530	351
Accrued compensation	94	126
Other accrued liabilities	328	259
Total current liabilities	979	768

Capitalized lease obligation	—	3

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 3,000,000 shares authorized; 1,079,176 issued and outstanding	1	1
Additional paid-in capital	65,835	65,830
Accumulated deficit	(62,176)	(61,980)
Total shareholders’ equity	3,660	3,851

Total liabilities and shareholders’ equity	$4,639	$4,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Net sales	$2,158	$558
Cost of goods sold	1,290	314
Gross profit	868	244

Operating expenses:
Selling, general and administrative	1,011	985
Research and development	127	130
Total operating expenses	1,138	1,115

Loss from operations	(270)	(871)
Change in fair value of contingent earn-out	75	—
Interest income	—	1
Interest expense	(1)	(2)
Loss from continuing operations before income taxes	(196)	(872)
Income tax benefit	—	28
Loss from continuing operations	(196)	(844)

Income from discontinued operations, net of income taxes – See Note 2	—	52
Net loss	$(196)	$(792)

Income (loss) per share – basic and diluted:
Continuing operations	$(0.18)	$(0.78)
Discontinued operations	0.00	.05
Net loss	$(0.18)	$(0.73)

Weighted average common shares outstanding – basic and diluted	1,079	1,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(196)	$(792)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization	9	18
Share-based compensation expense	5	142
Change in fair value of contingent earn-out	(75)	—
Changes in operating assets and liabilities:
Accounts receivable	(191)	(567)
Inventories	878	(171)
Other current assets	(53)	(26)
Other assets	42	3
Trade accounts payable	179	193
Accrued compensation	(32)	(97)
Other accrued liabilities	69	28
Net cash generated by (used in) operating activities	635	(1,269)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(5)
Net cash used in investing activities	(1)	(5)

Cash flows from financing activities:
Principal payments on capital lease	(8)	(7)
Net cash used by financing activities	(8)	(7)

Net increase (decrease) in cash and cash equivalents	626	(1,281)

Cash and cash equivalents at beginning of period	1,260	3,013

Cash and cash equivalents at end of period	$1,886	$1,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet at December 31, 2013 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Aetrium has incurred significant operating losses and, as of March 31, 2014, we had an accumulated deficit of approximately $62 million. In recent years, the losses have been primarily attributed to the operations of our Test Handler product line and significant legal expenses related to litigation. We have taken aggressive actions to reduce our expenses and preserve cash, including salary reductions for executive officers, pay freezes and reductions in workforce. In addition, since July of 2013, we have implemented several strategic initiatives intended to stabilize the company and return us to profitability. In July 2013, as described in Note 2, we sold the assets related to our Reliability Test Products (RTP) line of products and received proceeds of approximately $1.7 million net of transaction expenses, plus future potential holdback and contingent earn-out consideration. In April 2014, as described in Note 10, we acquired a business that manufactures modular housing units for commercial and residential applications and we issued $6.5 million of promissory notes to finance this acquisition. Also in April 2014, we entered into an agreement to transfer the assets related to our Test Handler product line to a larger semiconductor equipment company in exchange for future royalty payments. There can be no assurance that these strategic initiatives will lead to sufficient revenue in the future to cover our expenses and achieve profitability for Aetrium on a consistent basis or at all. Also, there can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

2.	DISCONTINUED OPERATIONS

In July 2013, we sold the assets related to our RTP line of products. The RTP product line includes test equipment that provides semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

The purchase price included $1.9 million cash plus up to $1.5 million in holdback and future contingent consideration. The contingent consideration included the following:

●	$500,000 holdback amount to secure Aetrium’s obligations related to representations, warranties and covenants. $300,000 of the holdback amount is payable on July 31, 2014 and $200,000 is payable on January 15, 2015, subject to indemnity claims by the purchaser.

●	Up to $1,000,000 contingent earn-out payment. If RTP net revenues for the nine months ended April 30, 2014 are in the range of $2,250,000 to $3,750,000 or more, a pro rata earn-out payment will be payable to Aetrium on May 31, 2014. Based on monthly revenue reports received from the purchaser, we estimate we will receive an earn-out payment of approximately $400,000 by May 31, 2014.

The receivables related to holdbacks are included in our condensed consolidated balance sheet as follows: the current portion ($500,000 at March 31, 2014 and $300,000 at December 31, 2013) is included in the caption “Other current assets”. See Note 6. The noncurrent portion ($0 at March 31, 2014 and $200,000 at December 31, 2013) is included in the caption “Other assets”. We expect to collect 100% of the holdback amounts.

Condensed results from discontinued operations included in our condensed consolidated statement of operations for the three months ended March 31, 2013 are summarized below (in thousands).

Net sales	$729
Cost of goods sold	220
Gross profit	509
Operating expenses	429
Income before income taxes	80
Income tax expense	28
Income from discontinued operations	$52

Operating results from discontinued operations exclude building rent, property taxes, and other facility-related and administrative costs that continued to be incurred following the disposition of the product line.

3.	LOSS PER COMMON SHARE

Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options because they would be antidilutive.

4.	FAIR VALUE MEASUREMENTS

We measure fair value for financial reporting purposes in accordance with ASC 820, “Fair Value Measurement and Disclosures.” ASC 820 provides a framework for measuring fair value. The framework includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy defined in ASC 820 include the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Financial assets reported at fair value on a recurring basis include the following at March 31, 2014 (in thousands):

Level 1	$—
Level 2	—
Level 3 (contingent earn-out receivable)	400
Total	$400

The contingent earn-out receivable is related to the sale of our RTP line of products on July 31, 2013. The sale agreement provides that if RTP net revenues for the nine months ended April 30, 2014 are in the range of $2,250,000 to $3,750,000 or more, a pro rata earn-out payment of up to $1.0 million will be payable to Aetrium on May 31, 2014. We determined the fair value of the contingent earn-out receivable as of the closing date and re-assess the fair value each quarter. Changes to the fair value are included in current period earnings. We estimate the fair value of the earn-out receivable using discounted cash flow techniques based on information available at the time, including reported revenues, reported unshipped orders and time remaining in the earn-out period. The following table summarizes the activity for our Level 3 contingent earn-out receivable (in thousands):

Level 3
Balance at December 31, 2013	$325
Add – increase in contingent earn-out receivable based on re-assessment at March 31, 2014 (included in earnings)	75
Balance at March 31, 2014	$400

Quantitative information about Level 3 fair value measurements at March 31, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable	Discounted cash flow	Performance risk factor	0 percent

5.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013

Purchased parts and completed subassemblies	$375	$563
Work-in-process	332	439
Finished goods, including saleable demonstration equipment	490	1,073
Total inventories	$1,197	$2,075

6.	OTHER CURRENT ASSETS

Other current assets are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013

Holdback receivable – see Note 2	$500	$300
Other	91	38
Total other current assets	$591	$338

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013

Accrued severance benefits	$148	$—
Accrued retirement benefits	70	96
Accrued warranty	23	16
Customer deposit	26	108
Other	61	39
Total other current accrued liabilities	$328	$259

In January 2014, in exchange for voiding a previously executed change of control agreement, we entered into an agreement with an employee that provided the employee will receive payments equal to twelve months’ of base salary plus reimbursement of the employer portion of group medical and group dental premiums under COBRA continuation coverage if we terminated employment without cause at any time, or if the employee voluntarily terminated employment at any time that is six months or more after the effective date of the agreement. We recorded a charge of $148,000 in the quarter ended March 31, 2014 related to the agreement. In April 2014, we terminated the employee. Pursuant to the terms of the agreement, severance payments will be made in equal bi-weekly installments through April 2015.

The accrued retirement benefit was granted to a former officer in fiscal year 2010. The remaining benefit owing amounted to $70,300 at March 31, 2014 and $96,200 at December 31, 2013. The $70,300 balance at March 31, 2014 is scheduled to be paid in equal bi-weekly installments through December 2014.

Changes in accrued warranty are summarized below (in thousands):

	Three months ended March 31,
	2014	2013
Accrual balance, beginning of period	$16	$12
Accruals for warranties	21	6
Settlements made	(14)	(6)
Accrual balance, end of period	$23	$12

8.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	88,384	$10.96
Options expired	(19,883)	10.02
Outstanding, March 31, 2014	68,501	$11.05	2.80 years	$0

Exercisable, March 31, 2014	60,631	$11.49	2.76 years	$0

All stock options outstanding at March 31, 2014 are nonqualified options. As explained in Note 10, sixteen of our employees were hired by Boston Semi Automation LLC (BSA) on April 22, 2014 in connection with the transfer of our Test Handler product line to BSA. Outstanding options held by certain of these former employees at March 31, 2014 (30,001 options) will expire on July 22, 2014 if not exercised. The remaining options outstanding at March 31, 2014 (38,500 options) will expire at the end of their respective remaining terms if not exercised. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded Aetrium’s closing stock price on March 31, 2014.

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards. In March 2013, we entered into an agreement with an activist shareholder group pursuant to which our board of directors was reconstituted to include three incumbent directors and three members of the shareholder group. As a result of this change of control, unvested stock options held by certain of our officers at that time became immediately and fully exercisable pursuant to the terms of change of control agreements with such officers. Share-based compensation of approximately $77,000 was recorded in the three months ended March 31, 2013 as a result of the accelerated vesting of such options.

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended March 31,
	2014	2013

Cost of goods sold	$1	$2
Selling, general and administrative	1	125
Research and development	2	5
Income from discontinued operations	—	10
Total share-based compensation expense	$5	$142

As of March 31, 2014, unrecognized pretax share-based compensation expense was not significant.

9.	INCOME TAXES

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

10.	SUBSEQUENT EVENTS

●	Securities Purchase Agreement

On April 1, 2014, in order to finance the acquisition of KBS described below, we entered into a Securities Purchase Agreement (the “LSV Financing Agreement”) with Lone Star Value Investors, LP (“LSV”) pursuant to which LSV purchased for $6.5 million in cash, (i) an unsecured promissory note made by Aetrium in the principal amount of $6.0 million (the “LSV Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and (ii) an unsecured convertible promissory note made by Aetrium in the principal amount of $0.5 million (the “LSV Convertible Promissory Note”, and together with the “LSV Promissory Note”, the “LSV Notes”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSV’s option, the unpaid principal amount of the LSV Convertible Promissory Note may be converted into shares of our common stock at $4.66 per share. Aetrium may prepay the LSV Notes at any time after a specified amount of advance notice to LSV.

The LSV Notes provide for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable. Additionally, pursuant to the LSV Financing Agreement, we agreed to enter into a registration rights agreement with LSV on usual and customary terms and conditions approved by the parties in their reasonable discretion.

LSV owns 60,588 shares of our common stock, or approximately 5.6% of the shares outstanding. Jeffrey E. Eberwein, Aetrium’s Chairman of the Board, is the founder and chief executive officer of Lone Star Value Management, LLC, the investment manager of LSV, and is the manager of Lone Star Value Investors GP, LLC, the general partner of LSV. LSV was granted a waiver under our Tax Benefits Preservation Plan to permit the purchase and conversion of the LSV Convertible Promissory Note.

Aetrium’s entry into the LSV Financing Agreement was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

●	KBS Acquisition

On April 2, 2014, Aetrium and KBS Builders, Inc., a wholly-owned subsidiary of Aetrium (“KBS Builders”), entered into an Asset Purchase Agreement (the “KBS Purchase Agreement”) with KBS Building Systems, Inc., Maine Modular Haulers, LLC, All-Set, LLC (d/b/a KBS Homes), Paris Holdings, LLC (collectively, “KBS”), and the principal owner of KBS, pursuant to which we purchased substantially all of KBS’s assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the acquisition included (i) $5.0 million in cash, (ii) an unsecured promissory note issued to KBS by KBS Builders in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014 (the “KBS Note”), (iii) the assumption and payoff of approximately $1.4 million of debt and (iv) the assumption of certain other liabilities of KBS related to the purchased assets.

The KBS Purchase Agreement contains representations, warranties and covenants customary for transactions of this type. Under the KBS Purchase Agreement, Aetrium guarantees performance by KBS Builders of its obligations under the KBS Purchase Agreement, the KBS Note and related agreements, and the principal owner of KBS guarantees its performance of its obligations. The KBS Note provides for customary events of default, as well as an event of default if we fail to perform under the KBS Purchase Agreement, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

●	Transfer of Test Handler Product Line

On April 22, 2014, we entered into an agreement (the “Agreement”) in which we transferred the assets related to our business of designing, manufacturing, marketing and servicing equipment used in the handling of integrated circuits to BSA, a wholly owned subsidiary of Boston Semi Equipment LLC (“BSE”). The Agreement contains representations, warranties and covenants customary for transactions of this type.

The Agreement provided for the following:

●	BSA will pay to Aetrium a royalty on all revenue related to the Test Handler product line over five years (April 22, 2014 through December 31, 2018) that will start at 15% and decline over time to 3%, subject to certain qualifications and adjustments.

●	Aetrium transferred all inventories, certain equipment, intellectual property, and certain other assets associated with the Test Handler product line to BSA.

●	BSA assumed certain liabilities related to the Test Handler product line, including certain accounts payable, accrued expenses and product support and warranty obligations.

●	BSA and Aetrium executed a sublease and transition services agreement providing for BSA to continue to operate the Test Handler product line in approximately 15,000 square feet within Aetrium’s leased facility in North St. Paul, MN and for each party to provide certain administrative services to the other. The sublease provides for initial monthly rental payments of $19,930 and the term extends through August 31, 2015.

●	Sixteen of Aetrium’s employees that were associated with the Test Handler product line were hired by BSA.

We are in the process of fully evaluating the fair value of our contingent consideration, but we expect to record a pre-tax gain of approximately $0.9 million on the transfer of the Test Handler product line, estimated as follows (in thousands):

Proceeds:
Fair value of contingent consideration (royalty stream)	$2,000

Carrying value of net assets transferred:
Inventories	1,230
Equipment	26
Accounts payable	(116)
Accrued liabilities	(82)
Total net assets transferred	1,058

Gain on sale	$942

As of March 31, 2014, the decision to sell the Test Handler product line was not considered probable. As such, the operating results of the Test Handler product line were not included in discontinued operations.

●	Employee Claim for Severance Benefits

On April 25, 2014, we received notice that an employee is seeking to obtain severance benefits pursuant to a change of control agreement with Aetrium. We intend to vigorously challenge the employee’s claim for such benefits. We estimate the charges we may incur in the future related to this claim are in the range of $0 to $290,000.

AETRIUM INCORPORATED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2014, with those for the three months ended March 31, 2013. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A herein and in Item 1A of Aetrium’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

On July 31, 2013, as discussed in Note 2 to our Condensed Consolidated Financial Statements, we sold the assets related to our RTP line of products. Operating results related to the RTP product line have been reclassified and presented as discontinued operations for all periods presented and, unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

As discussed in Note 10 to our Condensed Consolidated Financial Statements, in April 2014 we acquired the assets of a manufacturer of modular housing units, we entered into a financing agreement to finance the acquisition, and we entered into an agreement to transfer our Test Handler product line to BSA. Unless otherwise indicated, the following management discussion and analysis does not reflect these events.

Overview

Until our Test Handler product line was transferred to BSA in April 2014, Aetrium designed, manufactured and marketed handling equipment used by the worldwide semiconductor industry to test integrated circuits, or ICs. Our test handing products were used to improve efficiency and provide thermal environments for devices during test, including in Micro-Electro-Mechanical System (MEMS) test environments. Our products were sold primarily to semiconductor manufacturers and their assembly and test subcontractors located in the United States and in foreign locations. Aetrium will continue to participate in the test handler business to the extent that it will receive royalty income from BSA on related revenues through December 31, 2018.

Demand for Aetrium’s test handler products is driven primarily by worldwide demand for ICs, which in turn depends on end-user demand for electronic products. The demand for our products can fluctuate significantly from period to period due to the direct or indirect impact of numerous factors, including, but not limited to, changes in the supply and demand for ICs, changes in IC manufacturing capacity, advancements in industry technologies, changes in U.S. and worldwide economic conditions, and competitive factors.

Following a period of strong expansion and increasing IC sales in the semiconductor industry in 2010, IC unit sales were virtually flat in 2011 and 2012 and grew only modestly in 2013. As a result, with sufficient production capacity in place, demand for additional production equipment has been generally suppressed since 2010.

Weak industry conditions persisted in 2013 and continued to impact our net sales, which were relatively flat throughout the year, ranging from $0.6 million to $0.7 million per quarter. Many of our customers continued to have excess production capacity and purchased limited equipment for their production of newer products and for special applications. In addition, beginning in fiscal year 2012 and continuing through 2013 and into 2014, we have incurred significant legal expenses to defend ourselves in an action brought against us in federal court by UTHE Technology Corporation (UTHE).

Some industry forecasters predict that semiconductor industry conditions will improve in fiscal year 2014 as IC production volumes are expected to increase. In the first quarter of fiscal year 2014, our net sales increased to $2.2 million as industry conditions appeared to improve as predicted. Our future operating results will depend on the royalty income we receive from BSA on test handler-related revenue and on the results of our recently acquired modular business. If semiconductor industry business conditions do not improve sufficiently to drive meaningful improvement in demand for production-based test handling equipment, if we incur higher than anticipated legal expenses, and if the modular business we acquired is not sufficiently successful, our operating results and cash flows would be adversely affected.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013. There were no changes in such policies during the three months ended March 31, 2014.

Results of Operations

Net Sales. Net sales for the three months ended March 31, 2014 were $2.2 million compared with $0.6 million for the same period in 2013, a 287% increase. The increase was attributable to improving industry conditions reflected particularly in multiple-unit sales of our Model VMAX test handler. Sales of test handlers were $1.7 million in the three months ended March 31, 2014 compared with $0.1 million for the same period in 2013. Sales of spare parts and change kits amounted to $0.4 million in the three months ended March 31, 2014 compared with $0.5 million for the same period in 2013.

Gross Profit. Aetrium’s gross profit as a percentage of net sales can fluctuate based on a number of factors, including but not limited to the mix of products sold, distribution channel mix, price discounting, product maturity, inventory write-downs, and the utilization of our manufacturing capacity based upon varying production levels. Gross profit was 40.2% of net sales in the three months ended March 31, 2014 compared with 43.7% of net sales for the same period in 2013. We experienced a reduced gross margin in 2014 due to a more unfavorable product mix which was partially offset by improved manufacturing efficiencies on the substantial increase in sales. Test handlers, which are generally lower margin sales than spare parts/change kits, represented 80% of total net sales in the first three months of 2014 compared with 21% for the same period in 2013. Spares/change kit sales represented 20% of total net sales in the first three months of 2014 compared with 79% for the same period in 2013.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses were $1.0 million in each of the three month periods ended March 31, 2014 and 2013. Legal expenses and severance expense each increased approximately $0.1 million in the three months ended March 31, 2014 over the same period in 2013 and were partially offset by a $0.1 million decrease in share-based compensation expense and lower consulting costs. The increase in legal expenses was primarily related to due diligence costs associated with the acquisition and divestiture activities described in Note 10 to our Condensed Consolidated Financial Statements. The severance charge was related to the termination of an employee pursuant to an agreement executed in January 2014.

Research and Development. Research and development expenses were $0.1 million for each of the three month periods ended March 31, 2014 and 2013.

Change in Fair Value of Contingent Earn-Out. Change in fair value of contingent earn-out of $0.1 million for the three month period ended March 31, 2014 represented an increase in the fair value of the earn-out receivable related to the sale of our RTP line of products. The increase in the earn-out receivable was based on a re-assessment of its fair value at March 31, 2014 and resulted from our analysis of updated revenue information reported to us by the purchaser of the business.

Interest Income, Interest Expense. Interest income and expense for the three month periods ended March 31, 2014 and 2013 were not significant.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded no income tax expense or benefit for the three month periods ended March 31, 2014 and 2013. The income tax expense attributed to discontinued operations for the three month period ended March 31, 2013, calculated using our 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations. On July 31, 2013, as discussed in Note 2 to our Condensed Consolidated Financial Statements, we sold the assets related to our RTP line of products. In accordance with ASC 205-20, “Discontinued Operations,” results related to RTP operations have been reclassified and presented as discontinued operations for all periods reported.

Operating results from discontinued operations exclude building rent, property taxes, and other facility-related and administrative costs that continue to be incurred following the disposition of the product line.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.6 million in the three months ended March 31, 2014. We generated $0.6 million of cash from operating activities during this period, which included $0.9 million in working capital changes, partially offset by our net loss of $0.2 million and a $0.1 million non-cash gain related to an increase in the fair value of a contingent earn-out receivable. Working capital changes generating cash included a $0.9 million decrease in inventories and a $0.2 million increase in accounts payable, partially offset by a $0.2 million increase in accounts receivable and a $0.2 million increase in accrued severance charges. The decrease in inventories was primarily attributed to the sale of seven VMAX test handlers during the quarter. The increase in accounts payable resulted primarily from an increase in legal billings in the first quarter of 2014 compared with the fourth quarter of 2013. The increase in accounts receivable resulted from higher sales in the quarter ended March 31, 2014 compared with the quarter ended December 31, 2013. The increase in accrued severance benefits related to the termination of an employee pursuant to an agreement entered into in January 2014. Net cash used in investing and financing activities in the three months ended March 31, 2014 were not significant.

Cash and cash equivalents decreased by approximately $1.3 million in the three months ended March 31, 2013. We used $1.3 million of cash to fund operating activities during this period, including our net loss of $0.8 million and $0.6 million in working capital changes, partially offset by $0.2 million in non-cash expenses. Working capital changes using cash consisted primarily of a $0.6 million increase in accounts receivable, a $0.2 million increase in inventories, and a $0.1 million decrease in accrued compensation, partially offset by a $0.2 million increase in accounts payable. Accounts receivable increased primarily due to the timing of product shipments, which were concentrated in the latter half of the first quarter of 2013, and to the timing of collections. The increase in inventories resulted primarily from purchases to meet anticipated shipment requirements for the second quarter of 2013 for our reliability test products. The increase in accounts payable resulted primarily from the timing of inventory receipts, which were concentrated in the latter half of the first quarter of 2013, and to the timing of vendor payments. Net cash used in investing and financing activities in the three months ended March 31, 2013 were not significant.

Historically we have supported our capital expenditure and working capital needs with cash generated from operations and our existing cash and cash equivalents. In recent years, we have incurred significant losses that have been primarily attributed to the operations of our Test Handler product line and significant legal expenses related to litigation. We have taken aggressive actions to reduce our expenses and preserve cash, including salary reductions for executive officers, pay freezes and reductions in workforce. In addition, since July of 2013, we have implemented several strategic initiatives intended to stabilize the company and return us to profitability. In July 2013, we sold the assets related to our RTP product line and received proceeds of approximately $1.7 million net of transaction expenses, plus future potential holdback and contingent earn-out consideration. In April 2014, we acquired a business that manufactures modular housing units for commercial and residential applications and we entered into an agreement to raise $6.5 million in debt financing to finance the acquisition. Also in April 2014, we entered into an agreement to transfer the assets related to our Test Handler product line to a larger semiconductor equipment company in exchange for future royalty payments. We believe our cash balance of $1.9 million at March 31, 2014 and/or future financings will be sufficient to meet our working capital and capital expenditure requirements and our debt payment obligations through the end of our current fiscal year. However, there can be no assurance that our strategic initiatives will lead to sufficient revenue in the future to cover our expenses and achieve profitability for Aetrium on a consistent basis or at all and, given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this quarterly report. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Aetrium’s internal control over financial reporting.

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

As reported in our Form 10-K for the year ended December 31, 2013, we are subject to litigation captioned UTHE Technology Corporation vs. Aetrium Incorporated et al. in the United States District Court for the Northern District of California. On September 13, 2013 the court entered final judgment dismissing all remaining claims UTHE Technology Corporation (UTHE) asserted against us in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The appeal is currently pending.

Item 1A.	Risk Factors

As a result of our acquisition of KBS and the related financing transactions as described in our Current Report on Form 8-K dated April 4, 2014 and the transfer of the assets related to our Test Handler product line as described in our Current Report on Form 8-K dated April 25, 2014 and amended on a Form 8-K/A dated April 28, 2014, the following risk factors supplement those provided in our Annual Report on Form 10-K for the year ended December 31, 2013:

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of operating losses and substantial indebtedness. Future cash flows from operations and financings may not be sufficient to enable us to meet our obligations under our indebtedness, which likely would have a material adverse effect on our business, financial condition and results of operations.

We have incurred significant operating losses in recent years and, as of March 31, 2014, we had an accumulated deficit of approximately $62 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

On April 1, 2014, in exchange for $6.5 million to finance our acquisition of KBS, we issued to Lone Star Value Investors, LP (i) a $6.0 million unsecured promissory note, bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and (ii) a $0.5 million unsecured convertible promissory note, bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. Additionally, on April 2, 2014, as partial consideration for our acquisition of KBS, our wholly-owned subsidiary issued a $5.5 million unsecured promissory note to KBS, bearing interest at 4.0% per annum, with all principal and interest due on October 1, 2014.

As of March 31, 2014, we had cash and cash equivalents of $1.9 million. There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, including but not limited to our obligation to pay all principal and interest under the $5.5 million note issued to KBS on or before October 1, 2014. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

We may need additional financing in order to execute our business plan and our ability to obtain such financing may be limited.

As a result of the limited amount of cash and cash equivalents on hand and our debt payment obligations, as well as our lack of a credit facility, we may need additional financing in order to effectively execute our business plan. There is no assurance that we will be able to obtain such additional financing, or that if available, it will be available to us on acceptable terms. Due to our history of operating losses and existing debt payment obligations, our ability to obtain such additional financing may be limited.

We may not be able to successfully integrate KBS or any future acquisition, or attain the anticipated benefits of such transaction.

On April 2, 2014, we entered into an Asset Purchase Agreement with KBS pursuant to which our wholly-owned subsidiary purchased substantially all of KBS’s assets related to its business of manufacturing, selling, and distributing modular housing units for both residential and commercial use, and assumed certain liabilities related to the purchased assets.

The KBS acquisition, and other transactions that we may consider in the future, may involve a number of risks, including:

●	the diversion of our management’s attention;

●	due diligence may not identify material business risks;

●	possible adverse effects on our operating results during the integration process;

●	substantial acquisition-related expenses, which would reduce our net income, if any, in future years;

●	the loss of key employees and customers as a result of changes in management; and

●	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to integrate, operate, maintain or manage, successfully or profitably, our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, policies and procedures, and this may lead to operational inefficiencies.

There can be no assurances as to the amount of earn-out payments we will receive from the transfer of our test handler product line to BSA.

Since we transferred our business of designing, manufacturing, marketing and servicing a variety of equipment used in the handling of integrated circuits to BSA on April 22, 2014, our ability to generate revenue from the transferred business is limited to the earn-out payments we will receive under the terms of our agreement with BSA. Under the terms of such agreement, no earn-out payments will be earned after December 31, 2018. There can be no assurances of BSA’s ability to generate revenue from the transferred business or of the amount of earn-outs that we will receive under such agreement.

We experienced changes among the members of our management team in connection with our transactions with BSA and KBS.

In connection with the transfer of our business of designing, manufacturing, marketing and servicing a variety of equipment used in the handling of integrated circuits to BSA on April 22, 2014, a number of our management team members are now employed by BSA and are no longer employed by Aetrium. Although we acquired additional employees with the acquisition of KBS on April 2, 2014, there can be no assurances of the success of integrating the new KBS employees into our management team or of attracting and retaining new personnel to replace the management team members who are now employed by BSA.

Our operating results could be adversely affected by market forces and declining housing demand.

As a participant in the homebuilding industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, consumer confidence, land availability and development costs and the health of the general economy. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.

Our operating results could be adversely affected by changes in the cost and availability of raw materials.

Prices and availability of raw materials used to manufacture our products can change significantly due to fluctuations in supply and demand. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation costs. It is not certain that any price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. The state of the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue and earnings.

Due to the nature of the work we perform, we may be subject to significant liability claims and disputes.

We engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes, as well as other claims. An unfavorable legal ruling against us could result in substantial monetary damages. Although we have adopted a range of insurance, risk management, safety and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition.

The cyclical and seasonal nature of the modular housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The modular housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of financing for homebuyers and developers, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions (including inflation and recessions) and the availability of suitable home sites. As a result of the foregoing economic, demographic and other factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future.

Legal actions brought against us may adversely affect our operating results and cash flows.

As discussed in the Legal Proceedings section of this report, we are a defendant in a lawsuit filed by UTHE Technology Corporation. We believe this lawsuit is without merit and intend to vigorously defend ourselves against all of the allegations in the complaint. However, an unfavorable outcome and/or the costs associated with this and/or other legal proceedings could have a material adverse effect on our operating results and cash flows.

RISKS RELATED TO OUR SECURITIES

There is a limited market for our common stock.

There is a limited public market for our common stock. As of March 31, 2014, we had 1,079,176 shares of common stock outstanding. The average daily trading volume in our common stock during the fiscal year 2013 was approximately 23,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.

We adopted a tax benefits preservation plan designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards, which may discourage the acquisition and sale of large blocks of our common stock and may result in significant dilution for certain stockholders.

On February 13, 2014, we adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with net operating loss carryforwards by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of our outstanding common stock without the approval of our Board of Directors. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of our common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire Aetrium, factors which may depress the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1

Asset Purchase Agreement, dated April 2, 2014, by and among Aetrium Incorporated, KBS Builders, Inc., KBS Building Systems, Inc., Maine Modular Haulers, LLC, All-Set, LLC (d/b/a KBS Homes), Paris Holdings, LLC, and Robert H. Farnham, Jr.

2.2	Agreement by and among Aetrium Incorporated, Boston Semi Automation LLC and Boston Semi Equipment LLC, dated April 22, 2014 (Incorporated by reference to Exhibit 2.1 to our Form 8-K dated April 25, 2014 (File No. 001-36318)).*

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Aetrium Incorporated, as filed with the Secretary of State of the State of Minnesota on February 13, 2014 (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated February 13, 2014 (File No. 000-22166)).

4.1	Tax Benefit Preservation Plan, dated as of February 13, 2014, by and between Aetrium Incorporated and Computer share Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 to our Form 8-K dated February 13, 2014 (File No. 000-22166)).

10.1	Securities Purchase Agreement, dated April 1, 2014, by and between Aetrium Incorporated and Lone Star Value Investors, LP.

10.2	Promissory Note, dated April 1, 2014.

10.3	Convertible Promissory Note, dated April 1, 2014.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

* Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

AETRIUM INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AETRIUM INCORPORATED
(Registrant)

Date: May 14, 2014	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer (principal financial and accounting officer)

