Form 10-Q
period 2014-06-30
AETRIUM INC
filed 2014-08-19
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-22166

AETRIUM INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1439182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2350 Helen Street, North St. Paul, Minnesota	55109
(Address of Principal Executive Offices)	(Zip Code)

(651) 770-2000

(Registrant’s Telephone Number, Including Area Code)

n/a

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of Common Stock, $.001 par value, outstanding as of August 14, 2014      1,079,176

AETRIUM INCORPORATED

2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$1,260
Accounts receivable	6,892	—
Inventories	2,931	—
Fair value of contingent earn-outs, current	800	325
Other current assets	581	323
Current assets – discontinued operations	—	2,386
Total current assets	12,397	4,294

Property, plant and equipment, net	6,445	—
Property and equipment, net – discontinued operations	—	81

Fair value of contingent earn-out, noncurrent	1,400	—
Goodwill and intangible assets, net	4,819	—
Other assets	107	247

Total assets	$25,168	$4,622

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Note payable	$5,500	$—
Current portion of long-term debt	48	—
Trade accounts payable	6,548	95
Billings in excess of costs and estimated profit	1,392	—
Accrued compensation	314	18
Other accrued liabilities	1,703	130
Current liabilities – discontinued operations	—	525
Total current liabilities	15,505	768

Long-term debt, less current portion	6,561	3
Other noncurrent liabilities	70	—

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value; 3,000,000 shares authorized; 1,079,176 shares issued and outstanding	1	1
Additional paid-in capital	65,835	65,830
Accumulated deficit	(62,804)	(61,980)
Total shareholders’ equity	3,032	3,851

Total liabilities and shareholders’ equity	$25,168	$4,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$11,375	$—	$11,375	$—
Costs and expenses:
Cost of sales	10,405	—	10,405	—
Selling, general and administrative expenses	2,238	834	3,006	1,548
Total costs and expenses	12,643	834	13,411	1,548

Loss from continuing operations	(1,268)	(834)	(2,036)	(1,548)
Other income (expense):
Change in fair value of contingent earn-out	28	—	103	—
Interest expense	(215)	(1)	(216)	(3)
Interest income	—	—	—	1
Loss from continuing operations before income taxes	(1,455)	(835)	(2,149)	(1,550)
Income tax benefit	290	—	464	—
Loss from continuing operations	(1,165)	(835)	(1,685)	(1,550)
Income (loss) from discontinued operations, net of income taxes	537	(1,138)	861	(1,215)
Net loss	$(628)	$(1,973)	$(824)	$(2,765)

Income (loss) per share – basic and diluted:
Continuing operations	$(1.08)	$(0.77)	$(1.56)	$(1.44)
Discontinued operations	0.50	(1.06)	.80	(1.13)
Net loss	$(0.58)	$(1.83)	$(0.76)	$(2.56)

Weighted average common shares outstanding – basic and diluted	1,079	1,079	1,079	1,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(824)	$(2,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	37
Share-based compensation expense	5	159
Gain on sale of discontinued operations	(1,128)	—
Change in fair value of contingent earn-out	(103)	—
Provision for excess and obsolete inventories	—	834
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,639)	(99)
Inventories	1,189	55
Other current assets	(209)	62
Other assets	241	6
Trade accounts payable	226	340
Billings in excess of costs and estimated profit	166	—
Accrued compensation	(59)	(69)
Other accrued liabilities	689	(96)
Net cash used in operating activities	(984)	(1,536)

Cash flows from investing activities:
Purchase of KBS business, net of cash acquired	(4,588)	—
Proceeds from earn-out consideration	428	—
Purchase of property and equipment	—	(5)
Net cash used in investing activities	(4,160)	(5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,500	—
Payment of KBS debt, assumed and paid at closing	(1,401)
Principal payments on long-term debt	(22)	(14)
Net cash generated (used by) financing activities	5,077	(14)

Net decrease in cash and cash equivalents	(67)	(1,555)

Cash and cash equivalents at beginning of period	1,260	3,013

Cash and cash equivalents at end of period	$1,193	$1,458

Supplemental cash flow information:
Promissory note payable issued as partial consideration for purchase of business	$5,500	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AETRIUM INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Aetrium Incorporated and its wholly owned subsidiaries (collectively, “Aetrium,” the “Company,” “we,” “us” or “our”). All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2013 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Aetrium has implemented significant strategic initiatives in the past several quarters intended to stabilize the Company and return it to profitability. In July 2013, as described in Note 4, we sold the assets related to our Reliability Test Products (“RTP”) line of products. In early April 2014, as described in Note 3, we acquired a business that manufactures modular housing units for commercial and residential applications, referred to herein as KBS. We issued $12.0 million of promissory notes to finance this acquisition, including a note issued to the seller of KBS in the amount of $5.5 million which is payable on October 1, 2014. In late April 2014, as described in Note 4, we entered into an agreement to transfer the assets related to our test handler product line to a larger semiconductor equipment company in exchange for future royalty payments.

We have incurred significant operating losses and, as of June 30, 2014, we had an accumulated deficit of approximately $63 million. In recent years, the losses have been primarily attributed to the operations of our former test handler product line operations and significant legal expenses related to litigation. There can be no assurance that the strategic initiatives described above will lead to sufficient revenue in the future to cover our expenses and achieve profitability for Aetrium on a consistent basis or at all. Also, there can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

As discussed in Note 14, on July 21, 2014, we received $2.5 million in exchange for an unsecured promissory note issued to Lone Star Value Co-Invest I, LP. In addition, we are pursuing new financing to replace the $5.5 million note payable to the seller of KBS described above and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining new financing with terms favorable to Aetrium or at all.

2.	SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies were implemented or modified during the quarter ended June 30, 2014 as a result of our acquisition of the modular manufacturing and construction business and the divestiture of our test handler product line operations described above:

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates include those related to revenue recognition (including estimates of costs and profit under the percentage of completion method of accounting), allowance for doubtful accounts, valuation of excess and obsolete inventory, valuation of contingent consideration, goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, asset lives used in computing depreciation and amortization, purchase price allocations of businesses acquired, income taxes, share-based compensation expense, and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, we believe such estimates are reasonable when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition: Commercial projects, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Some commercial contracts provide that we perform services at the customer’s site to complete a project, including electrical, plumbing, heating and air conditioning services (“site work”) and some contracts provide that we only manufacture, deliver and set the modular units on the foundation, in which cases the site work is performed by others. Except for a small number of homes we sell directly, contracts for single family homes do not include site work, which is performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

For commercial and single family home contracts, we recognize revenue under the percentage of completion method based on a units-of-production method. Units-of-production are defined as modules delivered and set on the foundation as well as site work progress approved by the project owner. The current asset “Costs and estimated profit in excess of billings” represents revenues recognized in excess of amounts billed and the current liability “Billings in excess of costs and estimated profit” represents billings in excess of revenues recognized.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred in completing our performance under a contract. The cost estimating process is based on the knowledge and experience of management and involves making significant judgments. Changes in contract performance, change orders, estimated profitability, final contract settlements and other factors may result in changes to estimated and actual costs and profit. The effects of such changes are recognized in the period in which the revisions are determined.

Customer Rebate Program – We have a rebate program for some builders based on sales volume. Rebates are recorded as a reduction of net sales in our consolidated statements of operations. The rebate liability is included in other accrued liabilities in our condensed consolidated balance sheet.

Property, Plant and Equipment: Property, plant and equipment purchased in the acquisition of KBS described in Note 3 were recorded at their estimated fair values and are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows: buildings and improvements - 30 years; machinery and equipment - 3 to 7 years. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded. Maintenance and repairs are expensed as incurred and major improvements are capitalized.

Business Combinations: Aetrium accounts for business combinations under the acquisition method of accounting. The purchase price of an acquired business is allocated to the acquired tangible and intangible assets and the assumed liabilities on the basis of their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable acquired assets and assumed liabilities is allocated to goodwill. The valuation of acquired assets and assumed liabilities requires significant judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to us, may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may result in a change in the amount allocated to goodwill. All acquisition-related costs are expensed as incurred.

Goodwill and Intangible Assets: Goodwill and other indefinite-lived intangible assets are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in our consolidated statements of operations during the period incurred.

Net Loss per Common Share: Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options and the assumed conversion of convertible securities because they would be antidilutive.

3.	KBS ACQUISITION

On April 2, 2014, Aetrium and KBS Builders, Inc., a wholly-owned subsidiary of Aetrium (“KBS Builders”), entered into an Asset Purchase Agreement (the “KBS Purchase Agreement”) with KBS Building Systems, Inc., Maine Modular Haulers, LLC, All-Set, LLC (d/b/a KBS Homes), Paris Holdings, LLC (collectively, “KBS”), and the principal owner of KBS, pursuant to which we purchased substantially all of KBS’s assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the KBS acquisition included $5.0 million in cash paid at closing, an unsecured promissory note issued to KBS by our subsidiary KBS Builders in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014 (the “KBS Note”) and the assumption of certain other liabilities of KBS. In addition, we assumed certain KBS debt of approximately $1.4 million which we paid at closing. The acquired assets included approximately $0.4 million in cash, resulting in a net purchase price of approximately $10.1 million. The net purchase price was allocated as follows (dollars in thousands):

Assets, excluding acquired cash:
Accounts receivable (1)	$4,956
Inventories	3,240
Prepaid expenses	34
Property, plant and equipment	6,527
Noncurrent assets	101
Goodwill (2)	2,330
Trademarks (2)	260
Other intangible assets:
Customer relationships (3)	1,700
Purchased backlog (3)	900
Total assets	20,048

Liabilities assumed:
Accounts payable	6,088
Billings in excess of costs and estimated profit	1,226
Accrued compensation	305
Other accrued expenses	819
Long-term debt assumed	121
Debt assumed and paid at closing	1,401
Total liabilities assumed	9,960

Total net assets acquired	$10,088

(1)	The fair value of acquired accounts receivable was determined to be $4,956, with the gross contractual amount being $6,329. We determined that $1,373 would be uncollectible.

(2)	Goodwill and trademarks are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment annually.

(3)	Capitalized customer relationships will be amortized on a straight line basis over an estimated life of four years. Purchased backlog will be amortized as the related revenue is recognized.

The KBS purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values as of the acquisition date based on information available to us at the time. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed was allocated to goodwill. We determined the fair values for intangible assets based on historical data, estimated future discounted cash flows, contract backlog amounts and estimated royalty rates for trademarks, among other information. The fair values used in the KBS purchase price allocation are preliminary and may be adjusted in future periods if and when additional information regarding value becomes available which existed at the acquisition date, but was not known to us. Generally accepted accounting principles provide that adjustments to these fair values based on new information may be recorded for up to 12 months after the acquisition date. Adjustments to the purchase price allocations during this measurement period may result in adjustments of previously reported amounts, including depreciation and amortization expense. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the valuation hierarchy.

KBS results are included in our condensed consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of Aetrium and KBS as if the acquisition had occurred on January 1, 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Pro forma net sales	$11,375	$9,254	$20,094	$16,840
Pro forma loss from continuing operations	(959)	(2,357)	(3,582)	(4,342)
Pro forma net loss	(422)	(3,495)	(2,721)	(5,557)
Pro forma loss per share – basic and diluted	$(0.39)	$(3.24)	$(2.52)	$(5.15)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the KBS acquisition of approximately $0.1 million and $0.7 million in the first and second quarters of 2014, respectively, including a financial advisor fee of $0.5 million. These costs are included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations.

4.	SALE OF PRODUCT LINES - DISCONTINUED OPERATIONS

Test Handler Product Line

On April 22, 2014, we entered into an Agreement (the “BSA Agreement”) with Boston Semi Equipment LLC (“BSE”) and Boston Semi Automation LLC (“BSA”), a wholly owned subsidiary of BSE, pursuant to which we transferred our assets related to our business of designing, manufacturing, marketing and servicing equipment used in the handling of integrated circuits (“test handler product line”) to BSA.

The BSA Agreement provided for the following:

●	BSA will pay to Aetrium a royalty on all revenue related to the test handler product line over approximately five years (April 22, 2014 through December 31, 2018) that will start at 15% and decline over time to 3%, subject to certain qualifications and adjustments.

●	Aetrium transferred all inventories, certain equipment, intellectual property, and certain other assets associated with the test handler product line to BSA.

●	BSA assumed certain liabilities related to the test handler product line, including certain accounts payable, accrued expenses and product support and warranty obligations.

●	BSA and Aetrium executed a sublease and transition services agreement providing for BSA to continue to operate the test handler product line in approximately 15,000 square feet within Aetrium’s leased facility in North St. Paul, MN and for each party to provide certain administrative services to the other. The sublease provides for initial monthly rental payments of $19,930 and the term extends through August 31, 2015.

●	16 of Aetrium’s employees that were associated with the test handler product line were hired by BSA.

We recorded a pre-tax gain of approximately $1.1 million on the sale of the test handler product line as follows (in thousands):

Proceeds:
Fair value of contingent earn-out (royalty stream)	$2,200

Carrying value of net assets transferred:
Inventories	1,197
Equipment	73
Accounts payable	(116)
Accrued liabilities	(82)
Total net assets transferred	1,072

Gain on sale	$1,128

Assets and liabilities included in our condensed consolidated balance sheets and results of operations included in our condensed consolidated statements of operations related to the test handler product line have been reclassified and presented as discontinued operations for all periods presented.

Assets and liabilities related to the test handler product line presented as discontinued operations in our consolidated balance sheet as of December 31, 2013 are summarized below (in thousands):

Accounts receivable	$296
Inventories	2,075
Prepaid expenses	15
Current assets – discontinued operations	$2,386

Property and equipment	$1,360
Less, accumulated depreciation	(1,279)
Property and equipment, net – discontinued operations	$81

Capitalized lease obligation	$35
Accounts payable	256
Accrued compensation	109
Accrued warranty	16
Other accrued liabilities	109
Current liabilities – discontinued operations	$525

Reliability Test (RTP) Handler Product Line

In July 2013, we sold the assets related to our RTP line of products to Cascade Microtech, Inc. (“Cascade”). The RTP product line includes test equipment that provides semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

The purchase price included $1.9 million received at closing plus the following:

●	$500,000 holdback amount to secure Aetrium’s obligations related to representations, warranties and covenants, $300,000 of which was payable on July 31, 2014 and $200,000 of which is payable on January 15, 2015, subject to deduction of any indemnification payments to Cascade; and

●	A contingent earn-out payment of up to $1,000,000 based on RTP net revenues generated during the nine months ended April 30, 2014.

In May 2014, we received approximately $0.4 million in final settlement of the contingent earn-out. There are no additional amounts to be received for the contingent earn-out. On July 30, 2014, Cascade informed us that it will continue to hold back the $300,000 of holdback amount that was due on July 31, 2014, pending resolution of certain indemnification claims made by Cascade. We believe that Cascade’s claims are unsubstantiated and intend to vigorously pursue collection of the full holdback amount and interest payable thereon and reimbursement of legal costs from Cascade as well. However, there can be no assurance as to how much of the holdback amount, interest and reimbursement of legal costs we will collect, if any.

Facility Expense Accrual

After the sale of our RTP product line to Cascade in 2013 and the transfer of our test handler product line to BSA on April 22, 2014, Aetrium has no manufacturing operations remaining in North St. Paul, Minnesota. The lease for our North St. Paul facility, which consists of approximately 45,000 square feet, expires on August 31, 2015. Approximately one-half of the space in this facility has been subleased to Cascade and BSA through the end of our lease. We have also entered into administrative services agreements with Cascade and BSA that provide for copier and computer network services among other things. The remaining half of the facility is unutilized.

As a result of the divestitures of our businesses in Minnesota, we determined that Aetrium will not receive economic benefit from its facility, copier and IT equipment leases at the North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). Based on an analysis of future projected net cash flows, including costs for the facility, copiers and computer network contracts that will continue to be incurred without economic benefit to Aetrium and income we expect to receive from the sublease agreements with Cascade and BSA, we determined the net settlement value of the liability related to these contracts to be $264,000 at April 22, 2014. Therefore, we recorded a charge for this amount in the quarter ended June 30, 2014. This charge is included in income (loss) from discontinued operations in our condensed consolidated statement of operations. As of June 30, 2014, the accrued facility expense amounted to $251,000 ($181,000 current, $70,000 noncurrent). The current portion of accrued facility expense is included in “Other accrued liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” in our condensed consolidated balance sheet.

Condensed operating results for the test handler and RTP product lines are presented as discontinued operations in our consolidated statements of operations and are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$218	$1,104	$2,376	$2,391
Costs and expenses:
Cost of sales	150	1,433	1,400	1,927
Operating expenses	369	809	779	1,679
Total costs and expenses	549	2,233	2,179	3,606
Income (loss) from discontinued operations	(301)	(1,138)	197	(1,215)
Gain on sale of discontinued operations	1,128	—	1,128	—
Income (loss) before income taxes	827	(1,138)	1,325	(1,215)
Income tax expense	(290)	—	(464)	—
Income (loss) from discontinued operations	$537	$(1,138)	$861	$(1,215)

5.	FAIR VALUE MEASUREMENTS

We measure fair value for financial reporting purposes in accordance with ASC 820, “Fair Value Measurement and Disclosures” (“ASC 820”). ASC 820 provides a framework for measuring fair value. The framework includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy defined in ASC 820 include the following:

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

The carrying amounts of our cash equivalents, accounts receivable, other current assets, trade accounts payable, billings in excess of costs and estimated profit, and accrued expenses at June 30, 2014 approximate fair value due to the short term maturities of these instruments.

Financial assets reported at fair value on a recurring basis include the following at June 30, 2014 (in thousands):

Assets:	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$800
Noncurrent portion	—	—	1,400
Total	$—	$—	$2,200

The contingent earn-out receivable represents a royalty stream payable to Aetrium in connection with the transfer of our test handler product line to BSA on April 22, 2014 as discussed in Note 4. We determined the fair value of the contingent earn-out receivable as of the closing date and reassess the fair value each quarter. The initial fair value of the royalty stream was determined to be $2,200,000 as of April 22, 2014, which was determined using discounted cash flow techniques. The key assumption in our fair value assessment was the projected amount and timing of future qualified sales from the test handler product line. We reassessed the fair value as of June 30, 2014 and determined it to be $2,200,000 at that date.

The following table summarizes the activity for our Level 3 financial assets (in thousands):

	Earn-Out Receivable (1)	Earn-Out Receivable (2)

Balance at December 31, 2013	$325	$—
Add – fair value at closing of transfer of test hander product line on April 22, 2014		2,200
Add - increase based on reassessments (included in earnings)	103	—

Settlement	(428)	—

Balance at June 30, 2014	$—	$2,200

(1)	Earn-out receivable related to the sale of our RTP product line (see Note 4).

(2)	Earn-out receivable related to the transfer of our test handler product line (see Note 4).

Quantitative information about Level 3 fair value measurements at June 30, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable (royalty stream)	Discounted cash flow	Revenue during royalty period	$33 million

		Performance weighted average	60% to 125%

6.	INVENTORIES

Inventories are comprised of the following at June 30, 2014 (in thousands):

Raw materials	$1,692
Work-in-process	1,007
Finished goods	232
Total inventories	$2,931

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following at June 30, 2014 (in thousands):

Indefinite-lived intangible assets:
Goodwill	$2,330
Trademarks	260
Total indefinite-lived intangible assets	2,590

Finite-lived intangible assets:
Customer relationships	1,700
Purchased backlog	900
Total	2,600
Less – accumulated amortization	(371)
Total finite-lived intangible assets	2,229

Total intangible assets, net	$4,819

Amortization expense amounted to $0.4 million for the three and six months ended June 30, 2014. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2014 (six months)	$848
2015	425
2016	425
2017	425
2018	106
Total	$2,229

8.	NOTES PAYABLE

On April 2, 2014, as partial consideration for the KBS acquisition (as described in Note 3), our wholly-owned subsidiary KBS Builders issued to KBS an unsecured promissory note in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014, referred to herein as the KBS Note.

Additionally, in connection with the KBS acquisition (as described in Note 3), on April 1, 2014, we entered into a Securities Purchase Agreement with Lone Star Value Investors, LP (“LSVI”) pursuant to which LSVI purchased for $6.5 million in cash, an unsecured promissory note made by Aetrium in the principal amount of $6.0 million (the “LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by Aetrium in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSVI’s option, the unpaid principal amount of the LSVI Convertible Promissory Note may be converted into shares of our common stock at $4.66 per share, the consolidated closing bid price of our shares on the Nasdaq Capital Market on the trading date immediately preceding the date the note was issued. Aetrium may prepay these notes at any time after a specified amount of advance notice to LSVI.

On May 9, 2014, as provided for in the Securities Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LSVI. The Registration Rights Agreement provides LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the shares of our common stock issuable upon the conversion of LSVI Convertible Promissory Note.

LSVI owns 60,588 shares of our common stock, or approximately 5.6% of Aetrium’s shares outstanding as of June 30, 2014. Jeffrey E. Eberwein, Aetrium’s Chairman of the Board, is the founder and chief executive officer of Lone Star Value Management, LLC, the investment manager of LSVI, and is the manager of Lone Star Value Investors GP, LLC, the general partner of LSVI. LSVI was granted a waiver under our Tax Benefits Preservation Plan to permit the purchase and conversion of the LSVI Convertible Promissory Note.

Aetrium’s entry into the Securities Purchase Agreement was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

9.	BILLINGS IN EXCESS OF COSTS AND ESTIMATED PROFIT

The status of uncompleted contracts is as follows at June 30, 2014 (in thousands):

Billings to date	$9,375
Less - costs incurred on uncompleted contracts	(6,318)
Less – estimated profit	(1,664)
Total	$1,392

10.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued facility expenses (see Note 4)	$181	$—
Accrued interest expense	213	—
Accrued sales taxes	722	—
Other	587	130
Total other current accrued liabilities	$1,703	$130

11.	LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2014:

LSVI Promissory Note payable to related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	$6,000

LSVI Convertible Promissory Note payable to related party, unsecured, interest of 5% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	500

Notes payable, secured by equipment, interest rates from 5.0% to 9.5%	109

Total long-term debt	6,609
Current portion	(48)
Noncurrent portion	$6,561

The terms of the notes issued to LSVI are discussed in detail in Note 8.

12.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	88,384	$10.96
Options forfeited	(7,601)	7.75
Options expired	(19,883)	10.02
Outstanding, June 30, 2014	60,900	$11.47	2.51 years	$0

Exercisable, June 30, 2014	60,900	$11.47	2.51 years	$0

All stock options outstanding at June 30, 2014 are nonqualified options. As explained in Note 4, 16 of our employees were hired by Boston Semi Automation LLC (BSA) on April 22, 2014 in connection with the transfer of our test handler product line to BSA. Outstanding options held by certain of these former employees at June 30, 2014 (22,400 options) expired on July 22, 2014. The remaining options outstanding at June 30, 2014 (38,500 options) will expire at the end of their respective remaining terms if not exercised. The aggregate intrinsic value of all options outstanding at June 30, 2014 was less than $1,000.

Aetrium uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards.

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Cost of sales	$—	$—	$—	$—
Selling, general and administrative	—	4	—	73
Income (loss) from discontinued operations	1	12	5	86
Total share-based compensation expense	$1	$16	$5	$159

13.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded a full valuation allowance in 2009 because we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position at that time. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

14.	SUBSEQUENT EVENT

On July 21, 2014, we entered into a Securities Purchase Agreement with Lone Star Value Co-Invest I, LP (“LSV Co-Invest”) pursuant to which LSV Co-Invest purchased, for $2.5 million in cash, an unsecured promissory note made by Aetrium in the principal amount of $2.5 million (the “LSV Co-Invest Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. Except for the principal amount, the terms of the LSV Co-Invest Note are identical to the terms of the LSVI Promissory Note described in Note 8. The note was issued in order to provide additional working capital to Aetrium.

LSV Co-Invest is an affiliate of LSVI. Jeffrey E. Eberwein, the Company’s Chairman of the Board, is the founder and Chief Executive Officer of Lone Star Value Management, LLC, the investment manager of LSVI, and is the manager of Lone Star Value Investors GP, LLC, the general partner of LSVI and LSV Co-Invest.

Aetrium’s entry into the purchase agreement with LSV Co-Invest was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

AETRIUM INCORPORATED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Forward-Looking Statements

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A herein, in our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Overview

Recent Developments

Prior to April 2014, Aetrium was a manufacturer of a variety of equipment used in the semiconductor industry. In July 2013, we sold the assets related to our reliability test (“RTP”) line of products to Cascade Microtech, Inc., a semiconductor equipment manufacturer based in Beaverton, Oregon (“Cascade”), and in April 2014, we transferred our test handler product line to Boston Semi Automation LLC, a semiconductor equipment company based in Boston, Massachusetts (“BSA”). Also in April 2014, we acquired a manufacturer of modular housing units for commercial and residential applications based in South Paris, Maine (“KBS”). Following these transactions, KBS represents Aetrium’s sole operating business. Operating results related to the RTP and test handler product lines have been reclassified and presented as discontinued operations for all periods presented. Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only, since comparison to prior periods would not be meaningful.

KBS

KBS is a New England-based manufacturer of modular buildings. KBS was founded in 2001 as a builder of modular homes. In 2008, KBS began building modular multi-family housing units. In subsequent years, KBS expanded its product offerings to include a variety of commercial buildings including apartments, condominiums, townhouses, dormitories, hospitals, office buildings and other structures. The buildings are manufactured in two production facilities, located in South Paris and Waterford, Maine. The structures are designed to be built inside our factories and transported to the site where they are set and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the building meets all local codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold due to materials absorbing moisture from rain or snow; reduced site work; reduced vandalism and attrition, as the building is immediately secured; and a significant reduction in overall project time. Although modular construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, KBS’s operations can be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or single family home. Additionally, sales demand, especially for single family homes, generally weakens in the winter months. As a result, KBS experiences some seasonality, with the July through September quarter typically being the strongest demand period and the January through March quarter typically being the lowest demand period during the year.

The KBS strategy is to offer top quality products for both commercial and residential buildings with a focus on customization to suit the project requirements. Our production strategy is to maintain and grow the resources necessary to build a variety of commercial and residential buildings. We attempt to utilize the most efficient methods of manufacturing and high quality materials in all of our projects. Our sales team works to attract new architects and contractors in New England who need the flexibility that KBS offers. Our competitive strategy is to offer a superior product unique to the project’s requirements, provide value with our engineering and design expertise, and provide the product in the timeframe needed by the customer.

KBS’s customers include builders, general contractors and owners of commercial buildings. Prior to our acquisition of KBS, it operated under a March fiscal year. Based on unaudited information, KBS sales to its top three customers in its fiscal year ended March 2014 accounted for 41% of total net sales and sales to its top two customers in its fiscal year ended March 2013 accounted for 26% of total net sales, which amounts included sales to one customer that represented 15% of total net sales in each fiscal year. In the past two fiscal years, approximately 60% of total sales were for commercial properties and 40% were for single family homes.

KBS homes are sold by a network of non-exclusive dealers and contractors in New England. Many of these dealers and contractors have KBS model homes on display at their retail centers. We attend the Architecture Boston Expo (ABX) trade show in October each year. In addition, we employ four direct sales people that work with existing contractors and solicit business from new architects and general contractors. Many projects come to KBS from unsolicited requests by architects and general contractors.

As of June 30, 2014, KBS had 201 employees.

KBS owns two facilities which were included in the assets acquired by Aetrium. KBS conducts administration, sales, marketing, engineering and manufacturing activities at its primary facility located in South Paris, Maine, which consists of approximately 90,000 square feet. It conducts manufacturing activities at its second facility which is located nearby in Waterford, Maine and consists of approximately 60,000 square feet.

Critical Accounting Policies

Aetrium’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 and Note 2 to our unaudited interim condensed consolidated financial statements. As a result of our acquisition of KBS and the divestiture of our test handler product line as described above, the following critical accounting policies were modified during the quarter ended June 30, 2014 as follows:

Revenue Recognition: Commercial projects, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Some commercial contracts provide that we perform services at the customer’s site to complete a project, including electrical, plumbing, heating and air conditioning services (“site work”) and some contracts provide that we only manufacture, deliver and set the modular units on the foundation, in which cases the site work is performed by others. Except for a small number of homes we sell directly, contracts for single family homes do not include site work, which is performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

For commercial and single family home contracts, we recognize revenue under the percentage of completion method based on a units-of-production method. Units-of-production are defined as modules delivered and set on the foundation as well as site work progress approved by the project owner. The current asset “Costs and estimated profit in excess of billings” represents revenues recognized in excess of amounts billed and the current liability “Billings in excess of costs and estimated profit” represents billings in excess of revenues recognized.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred in completing our performance under a contract. The cost estimating process is based on the knowledge and experience of management and involves making significant judgments. Changes in contract performance, change orders, estimated profitability, final contract settlements and other factors may result in changes to estimated and actual costs and profit. The effects of such changes are recognized in the period in which the revisions are determined.

Goodwill and Intangible Assets: Goodwill and other indefinite-lived intangible assets are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

Valuations and impairment assessments related to goodwill and other intangible assets involve significant judgments and estimates. Actual results could differ from those estimates and such differences may be material to our financial statements.

Results of Operations

Net Sales. Net sales from continuing operations for the three and six months ended June 30, 2014 were $11.4 million, compared with zero for the same periods in 2013, as we have divested our operating business owned in the prior year. Sales of commercial structures and single family homes represented approximately 63% and 37% of total net sales, respectively, in the three and six months ended June 30, 2014.

Cost of Sales. Cost of sales amounted to $10.4 million for the three and six months ended June 30, 2014, compared with zero for the same periods in 2013 as we have divested our operating business owned in the prior year.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2014 were $3.0 million compared with $1.5 million for the comparable period in 2013, an increase of $1.5 million. Approximately $1.1 million of the increase was attributable to our acquisition of KBS on April 2, 2014, including $0.7 million of KBS operating expenses and $0.4 million of amortization expense related to the acquired intangible assets. In addition, our expenses for professional services increased approximately $0.6 million over the same period in the prior year primarily due to costs associated with the acquisition of KBS and the divestiture of our test handler product line. SG&A expenses for the three months ended June 30, 2014 were $2.2 million compared with $0.8 million for the comparable period in 2013, an increase of $1.4 million. Approximately $1.1 million of the increase was attributable to our acquisition of KBS, including $0.7 million of KBS operating expenses and $0.4 million of amortization expense related to the acquired intangible assets. The remaining increase consisted of approximately $0.5 million for professional services related to the acquisition of KBS and the divestiture of our test handler product line, partially offset by approximately $0.1 million of sublease income.

Change in Fair Value of Contingent Earn-Out. Change in fair value of contingent earn-out of $0.1 million for the six month period ended June 30, 2014 represented an increase in the fair value of the earn-out receivable related to the sale of our RTP line of products. The increase in the earn-out receivable was based on reassessments of its fair value at March 31, 2014 and June 30, 2014 and resulted from our analysis of updated revenue information reported to us by the purchaser of the business and final settlement of this contingency.

Interest Expense, Interest Income. Interest expense amounted to $0.2 million for the three and six months ended June 30, 2014 and consisted of interest related to the debt we incurred in connection with the KBS acquisition in April 2014 as described in Note 8 to our condensed consolidated financial statements. Interest income for all periods presented and interest expense for the three and six months ended June 30, 2013 were not significant.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded no income tax expense or benefit for the three and six month periods ended June 30, 2014 and 2013. The income tax expense attributed to discontinued operations for the three and six month periods ended June 30, 2014, calculated using a 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations. As discussed in Note 4 to our condensed consolidated financial statements, in July 2013 we sold the assets related to our RTP line of products to Cascade and in April 2014 we transferred our test handler product line to BSA. In accordance with ASC 205-20, “Discontinued Operations,” results related to RTP and test handler operations have been reclassified and presented as discontinued operations for all periods reported. Condensed results of discontinued operations are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$218	$1,104	$2,376	$2,391
Costs and expenses;
Cost of sales	150	1,433	1,400	1,927
Operating expenses	369	809	779	1,679
Total costs and expenses	549	2,233	2,179	3,606
Income (loss) from discontinued operations	(301)	(1,138)	197	(1,215)
Gain on sale of discontinued operations	1,128	—	1,128	—
Income (loss) before income taxes	827	(1,138)	1,325	(1,215)
Income tax expense	(290)	—	(464)	—
Income (loss) from discontinued operations	$537	$(1,138)	$861	$(1,215)

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.1 million in the six months ended June 30, 2014.

Cash flows used in operating activities. In the six months ended June 30, 2014, cash flows used in operating activities were $1.0 million, consisting primarily of our net loss of $2.0 million (excluding a $1.1 million pre-tax gain on the sale of our test handler product line), partially offset by $0.5 million in non-cash depreciation and amortization expense and approximately $0.6 million in working capital changes. Working capital changes generating cash included a decrease of $1.2 million in inventories and increases of $0.2 million in accounts payable and $0.7 million in other accrued liabilities, partially offset by a $1.6 million increase in accounts receivable. The decrease in inventories was primarily attributed to the sale of seven VMAX test handlers prior to the transfer of our test handler product line to BSA in April 2014. The increase in other accrued liabilities included increases of $0.3 million in accrued facility expenses, $0.2 million in accrued sales taxes and $0.2 million in accrued interest expense. The increase in accounts receivable included a $1.9 million increase in receivables at our KBS operations since the April 2014 acquisition date which was related solely to the timing of collections as approximately $2.3 million was collected on July 1, 2014. In the six months ended June 30, 2013, cash flows used in operating activities were $1.5 million, including our net loss of $2.8 million, partially offset by $1.0 million in non-cash expenses and $0.2 million in working capital changes. Non-cash expenses for this period included a $0.8 million charge for excess and obsolete inventories and share-based compensation expense of $0.2 million. Working capital changes generating cash consisted primarily of a $0.3 million increase in accounts payable, primarily reflecting high legal billings related to litigation in the second quarter of 2013, partially offset by a $0.1 million increase in accounts receivable.

Cash flows used in investing activities. In the six months ended June 30, 2014, cash flows used in investing activities were approximately $4.2 million, which consisted of the $4.6 million net cash portion of the purchase price paid in connection with our acquisition of KBS ($5.0 million paid at closing less $0.4 million of cash acquired), partially offset by approximately $0.4 million received in final settlement of the contingent earn-out in connection with our sale of our RTP product line to Cascade. Cash flows used in investing activities in the six months ended June 30, 2013 were not significant.

Cash flows provided by financing activities. In the six months ended June 30, 2014, cash flows provided by financing activities were approximately $5.1 million, which consisted primarily of the $6.5 million in financing received from the sale of promissory notes as discussed below, less $1.4 million of KBS debt that was assumed and paid at the closing of the KBS transaction. Cash flows used in financing activities in the six months ended June 30, 2013 were not significant.

In connection with the KBS acquisition, on April 1, 2014, we entered into a Securities Purchase Agreement with Lone Star Value Investors, LP (“LSVI”) pursuant to which LSVI purchased for $6.5 million in cash, an unsecured promissory note made by Aetrium in the principal amount of $6.0 million (the “LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by Aetrium in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSVI’s option, the unpaid principal amount of the LSVI Convertible Promissory Note may be converted into shares of our common stock at $4.66 per share, the consolidated closing bid price of our shares on the Nasdaq Capital Market on the trading date immediately preceding the date the note was issued. We may prepay these notes at any time after a specified amount of advance notice to LSVI.

On April 2, 2014, as partial consideration for the KBS acquisition, our wholly-owned subsidiary KBS Builders issued to KBS an unsecured promissory note in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014 (the “KBS Note”).

On July 21, 2014, we entered into a Securities Purchase Agreement with Lone Star Value Co-Invest I, LP (“LSV Co-Invest”) pursuant to which LSV Co-Invest purchased, for $2.5 million in cash, an unsecured promissory note made by Aetrium in the principal amount of $2.5 million (the “LSV Co-Invest Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. Except for the principal amount, the terms of the LSV Co-Invest Note are identical to the terms of the LSVI Promissory Note. The note was issued in order to provide additional working capital to Aetrium.

Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, debt financings and our existing cash and cash equivalents. In recent years, we have incurred significant losses that have been primarily attributed to the operations of our test handler product line and significant legal expenses related to litigation. Since July of 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of our RTP product line in July 2013 and our test handler product line in April 2014. We acquired KBS, a business that manufactures modular housing units for commercial and residential applications, in April 2014 because we believe there is significant growth opportunity within the industry and it provides Aetrium with the potential to return to profitability. However, there can be no assurance that the acquisition of KBS will lead to sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

We believe our cash balance on hand ($1.2 million at June 30, 2014), cash flows expected to be generated from operations and/or future financings will be sufficient to meet our net cash requirements for at least the next 12 months, which include but are not limited to payment of the $5.5 million principal amount and accrued interest under the KBS Note ($55,000 as of June 30, 2014) due on October 1, 2014. We are pursuing new financing to replace the $5.5 million KBS Note and to provide for our general working capital needs. However, there can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to meet our net cash requirements. In addition, in order to execute our long-term growth strategy, which may include additional acquisitions, we may need to raise additional funds through public or private equity offerings, debt financings, or other means.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of June 30, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above and Notes 3 and 4 to our accompanying condensed consolidated financial statements, in April 2014, we acquired KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, KBS was a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Due to the lack of adequate processes, procedures and controls at KBS, management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2014.

Remediation of Material Weakness

We are working to improve the processes, procedures and controls at KBS and remediate this material weakness. Since the acquisition of KBS in April 2014, we have implemented improvements in processes, procedures and controls and we will continue to do so. Also, in July 2014, we hired an additional accounting professional with relevant experience to assist in the effort to implement improvements at KBS.  We will disclose in future periods the progress we have made in efforts to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

As a result of the KBS acquisition that closed in the second quarter of 2014 and the generally weak controls at KBS discussed above, we determined that we have a material weakness in our internal control over financial reporting. We are working to remediate this material weakness as discussed above.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, we are subject to litigation captioned UTHE Technology Corporation vs. Aetrium Incorporated et al. in the United States District Court for the Northern District of California. On September 13, 2013 the court entered final judgment dismissing all remaining claims UTHE Technology Corporation (UTHE) asserted against us in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The appeal is currently pending.

Item 1A.	Risk Factors

The following risk factors supplement those provided in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended March 31, 2014:

We have a history of operating losses and substantial indebtedness. Future cash flows from operations and financings may not be sufficient to enable us to meet our obligations under our indebtedness, which likely would have a material adverse effect on our business, financial condition and results of operations.

We have incurred significant operating losses in recent years and, as of June 30, 2014, we had an accumulated deficit of approximately $63 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

On April 1, 2014, in exchange for $6.5 million to finance our acquisition of KBS, we issued to LSVI a $6.0 million unsecured promissory note, bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, referred to herein as the LSVI Promissory Note, and a $0.5 million unsecured convertible promissory note, bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, referred to herein as the LSVI Convertible Promissory Note. Additionally, on April 2, 2014, as partial consideration for our acquisition of KBS, our wholly-owned subsidiary KBS Builders issued to KBS a $5.5 million unsecured promissory note, bearing interest at 4.0% per annum, with all principal and interest due on October 1, 2014, referred to herein as the KBS Note. Also, on July 21, 2014, in exchange for $2.5 million in cash, we issued to LSV Co-Invest a $2.5 million unsecured promissory note, bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, referred to herein as the LSV Co-Invest Note.

As of June 30, 2014, we had cash and cash equivalents of $1.2 million. On July 21, 2014, we received an additional $2.5 million in cash in consideration for the issuance of the LSV Co-Invest Note. We are pursuing new financing to replace the $5.5 million KBS Note and to provide for our general working capital needs. However, there can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, including but not limited to our obligation to pay all principal and interest under the $5.5 million KBS Note on or before October 1, 2014. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to retain key management and operations personnel.

Our success depends, to a significant extent, on our senior management team and other key employees. We may not be able to recruit and retain key personnel. The loss of the services of any member of our senior management team or other key employees could materially and adversely affect our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Registration Rights Agreement, dated as of May 9, 2014, by and between Aetrium Incorporated and Lone Star Value Investors, LP. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 15, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

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

AETRIUM INCORPORATED
(Registrant)

Date: August 19, 2014	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Registration Rights Agreement, dated as of May 9, 2014, by and between Aetrium Incorporated and Lone Star Value Investors, LP. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 15, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

