Form 10-Q/A
period 2014-06-30
ATRM Holdings, Inc.
filed 2015-04-09
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-22166

ATRM HOLDINGS, INC.

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

As of March 27, 2015, 1,186,473 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

2

PART 1. FINANCIAL INFORMATION

Explanatory Note

ATRM Holdings, Inc. (“ATRM” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2014 (the “Original Filing”). This Amendment restates the Company’s unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2014. This Amendment also amends the Company’s disclosure from the Original Filing, as listed in “Items Amended in this Amendment” below, to reflect the restatement. Additional details regarding the impact of the restatement are provided below, in Note 2 to the accompanying unaudited condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Background Information Regarding the Restatement

On April 2, 2014, the Company entered into an Asset Purchase Agreement with KBS Building Systems, Inc., certain of its affiliates (collectively “KBS Building Systems”), and their owner, pursuant to which the Company purchased substantially all of KBS Building Systems’ assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. The Company’s wholly-owned subsidiaries, KBS Builders, Inc. and Maine Modular Haulers, Inc. (collectively “KBS”), operate the acquired business. Prior to the acquisition, KBS Building Systems was a privately-owned business with very limited administrative and accounting resources and generally weak accounting processes and internal control procedures. As disclosed in the Original Filing, due to the lack of adequate processes, procedures and controls at KBS, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 and the Company has a material weakness in its internal control over financial reporting. The Company is working to improve the processes, procedures and controls at KBS and remediate this material weakness.

During the course of preparing and reviewing its unaudited condensed consolidated financial statements for the quarter ended September 30, 2014, management identified certain accounting errors at KBS, including but not limited to errors related to the amounts and the timing of recording accounts receivable, inventory, construction billings, construction costs, accounts payable and accrued expenses, some of which occurred during the quarter ended June 30, 2014. During the course of investigating such errors, management also identified errors in KBS’s balance sheet as of April 2, 2014, the date of the acquisition. In addition, subsequent to the filing of the Original Filing, the Company received real estate and equipment appraisal reports indicating that, for accounting purposes, the fair value of the property, plant and equipment acquired in the KBS acquisition was substantially lower than was reflected in the Original Filing.

On October 27, 2014, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company’s management and after discussions with Boulay PLLP, the Company’s independent registered public accounting firm, concluded that the unaudited condensed consolidated financial statements contained in the Original Filing should no longer be relied upon due to accounting errors that were discovered at KBS. The Company filed a Current Report on Form 8-K disclosing this determination with the SEC on October 28, 2014.

This Amendment includes restated unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2014 reflecting the correction of the above mentioned accounting errors, and related disclosures.

Items Amended in this Amendment

This Amendment includes the Original Filing in its entirety, as amended where necessary to reflect the restatement. Specifically, the following items in the Original Filing have been amended:

●	Part I – Item 1. Financial Statements

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II – Item 1A. Risk Factors

●	Certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

3

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited) (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,193	$1,260
Accounts receivable, net	5,420	—
Costs and estimated profit in excess of billings	1,778	—
Inventories	1,900	—
Fair value of contingent earn-outs, current	800	325
Other current assets	581	323
Current assets – discontinued operations	—	2,386
Total current assets	11,672	4,294

Property, plant and equipment, net	4,678	—
Property and equipment, net – discontinued operations	—	81

Fair value of contingent earn-out, noncurrent	1,400	—
Goodwill	1,733	—
Intangible assets, net	2,059	—
Other assets	107	247

Total assets	$21,649	$4,622

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Note payable	$5,500	$—
Current portion of long-term debt	48	—
Trade accounts payable	7,829	95
Billings in excess of costs and estimated profit	684	—
Accrued compensation	314	18
Other accrued liabilities	1,759	130
Current liabilities – discontinued operations	—	525
Total current liabilities	16,134	768

Long-term debt, less current portion	6,560	3
Other noncurrent liabilities	70	—

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $.001 par value; 3,000,000 shares authorized; 1,079,176 shares issued and outstanding	1	1
Additional paid-in capital	65,835	65,830
Accumulated deficit	(66,951)	(61,980)
Total shareholders’ equity (deficit)	(1,115)	3,851

Total liabilities and shareholders’ equity (deficit)	$21,649	$4,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)

Net sales	$12,389	$—	$12,389	$—
Costs and expenses:
Cost of sales	11,586	—	11,586	—
Selling, general and administrative expenses	2,513	834	3,281	1,548
Goodwill impairment charge	3,705	—	3,705	—
Total costs and expenses	17,804	834	18,572	1,548

Loss from continuing operations	(5,415)	(834)	(6,183)	(1,548)
Other income (expense):
Change in fair value of contingent earn-out	28	—	103	—
Interest expense	(215)	(1)	(216)	(3)
Interest income	—	—	—	1
Loss from continuing operations before income taxes	(5,602)	(835)	(6,296)	(1,550)
Income tax benefit	290	—	464	—
Loss from continuing operations	(5,312)	(835)	(5,832)	(1,550)
Income (loss) from discontinued operations, net of income taxes	537	(1,138)	861	(1,215)
Net loss	$(4,775)	$(1,973)	$(4,971)	$(2,765)

Income (loss) per share – basic and diluted:
Continuing operations	$(4.92)	$(0.77)	$(5.41)	$(1.44)
Discontinued operations	0.50	(1.06)	.80	(1.13)
Net loss	$(4.43)	$(1.83)	$(4.61)	$(2.56)

Weighted average common shares outstanding – basic and diluted	1,079	1,078	1,079	1,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
	(Restated)
Cash flows from operating activities:
Net loss	$(4,971)	$(2,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	721	37
Goodwill impairment charge	3,705	—
Share-based compensation expense	5	159
Gain on sale of discontinued operations	(1,128)	—
Change in fair value of contingent earn-out	(103)	—
Provision for excess and obsolete inventories	—	834
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,062)	(99)
Costs and estimated profit in excess of billings	(1,233)	—
Inventories	744	55
Other current assets	(209)	62
Other assets	241	6
Trade accounts payable	1,281	340
Billings in excess of costs and estimated profit	372	—
Accrued compensation	(58)	(69)
Other accrued liabilities	694	(96)
Net cash used in operating activities	(1,001)	(1,536)

Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,568)	—
Proceeds from earn-out consideration	428	—
Purchase of property and equipment	(1)	(5)
Net cash used in investing activities	(4,141)	(5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,500	—
Payment of debt assumed and paid at closing of business purchase	(1,401)	—
Principal payments on long-term debt	(24)	(14)
Net cash generated by (used in) financing activities	5,075	(14)

Net decrease in cash and cash equivalents	(67)	(1,555)

Cash and cash equivalents at beginning of period	1,260	3,013

Cash and cash equivalents at end of period	$1,193	$1,458

Supplemental noncash investing and financing activity cash flow information:
Promissory note payable issued as partial consideration for purchase of business	$5,500	$—
Contingent earn-out receivable received as part of product line disposition	$2,200	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. References in the notes to the condensed consolidated financial statements to “ATRM,” “the Company”, “we,” “us” or “our”, unless the context otherwise requires, refer to ATRM Holdings, Inc. and its subsidiaries and their respective predecessors. Our modular housing business is operated by our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc.(collectively referred to as “KBS”). Effective December 5, 2014, our name was changed from “Aetrium Incorporated” to “ATRM Holdings, Inc.”

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity:

ATRM has implemented significant strategic initiatives in the past several quarters intended to stabilize the Company and return it to profitability. In July 2013, as described in Note 5, we sold the assets related to our Reliability Test Products (“RTP”) line of products. On April 2, 2014, as described in Note 4, we acquired a business that manufactures modular housing units for commercial and residential applications. On April 22, 2014, as described in Note 5, we entered into an agreement to transfer the assets related to our test handler product line to a larger semiconductor equipment company in exchange for future royalty payments.

We have incurred significant operating losses and, as of June 30, 2014, we had an accumulated deficit of approximately $67 million. In recent years, the losses have been primarily attributed to the operations of our former test handler product line operations and significant legal expenses related to litigation. There can be no assurance that the strategic initiatives described above will lead to sufficient revenue in the future to cover our expenses and achieve profitability for ATRM on a consistent basis or at all. In addition, we incurred substantial debt in connection with the acquisition of the assets and liabilities related to the operations of KBS. To finance the acquisition, we issued $6.5 million in promissory notes to Lone Star Value Investors, LP (“LSVI”) and a $5.5 million promissory note (the “KBS Note”) to the seller with an original maturity date of October 1, 2014. We reached an agreement with the holder of the KBS Note to extend its maturity date to December 1, 2014. The Company was unable to repay the note on that date and it remains unpaid as of the date of this Amendment. The Company is seeking to renegotiate the terms of the KBS Note or obtain alternative financing to repay it. There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

In addition, as discussed in Note 16, we received cash to fund our working capital needs during the second half of fiscal year 2014 and early 2015 from LSVI and its affiliate Lone Star Value Co-Invest I, LP (“LSV Co-Invest”) in exchange for unsecured promissory notes issued to these entities. As of the date of this Amendment, the Company’s total debt owed under promissory notes, including the KBS Note, was approximately $16.0 million. We intend to raise equity capital and pursue new debt financing to re-finance all or a portion of our debt and to provide for our general working capital needs going forward. There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2014, the Company entered into an Asset Purchase Agreement with KBS Building Systems, Inc., certain of its affiliates (collectively “KBS Building Systems”), and their owner, pursuant to which the Company purchased substantially all of KBS Building Systems’ assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Prior to the acquisition, KBS Building Systems was a privately-owned business with very limited administrative and accounting resources and generally weak accounting processes and internal control procedures. As disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “Original Filing”), due to the lack of adequate processes, procedures and controls at KBS, management concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2014, which constituted a material weakness, and the Company is working to improve the processes, procedures and controls at KBS and remediate this material weakness.

During the course of preparing and reviewing its financial statements for the quarter ended September 30, 2014, management identified certain accounting errors at KBS, including but not limited to errors related to the amounts and the timing of recording accounts receivable, inventory, construction billings, construction costs, accounts payable and accrued expenses, some of which occurred during the quarter ended June 30, 2014. During the course of investigating such errors, management also identified errors in KBS’s balance sheet as of April 2, 2014, the date of the acquisition. In addition, subsequent to the filing of the Original Filing, the Company received real estate and equipment appraisal reports indicating that, for accounting purposes, the fair value of the property, plant and equipment acquired in the KBS acquisition was substantially lower than was reflected in the Original Filing.

Accordingly, the Company has restated its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 included in the Original Filing to reflect the following:

●	Adjustment of the KBS purchase price allocation to:

●	Correct accounting errors related to project billings and costs incurred prior to the acquisition which reduced working capital by approximately $1.1 million;

●	Reduce the fair value of property, plant and equipment by $1.8 million based on new information obtained subsequent to the Original Filing;

●	Reduce the fair value of non-goodwill intangible assets by $0.2 million based on new information obtained subsequent to the Original Filing; and

●	Increase the amount of goodwill by $3.1 million based on the above adjustments; and

●	Reflect the following adjustments in the condensed consolidated statements of operations for the three and six months ended June 30, 2014:

●	Increase net sales and cost of goods sold by $1.0 million and $1.2 million respectively due to changes in revenue recognition related to the adjustments to the purchase price allocation and to correct certain accounting errors;

●	Increase selling, general and administrative expenses by $0.3 million primarily due to a $0.3 million increase in amortization expense related to acquired intangible assets; and

●	Record a goodwill impairment charge of $3.7 million based on an assessment completed as of June 30, 2014; and

●	Reflect the impact of the adjustments to the KBS purchase price allocation and the statements of operations described above in the condensed consolidated balance sheet as of June 30, 2014.

The cumulative effect of the restatements was to increase the net loss for the three and six months ended June 30, 2014 and to correspondingly reduce shareholders’ equity by $4.1 million, which amount included the $3.7 million goodwill impairment charge, a $0.3 million increase in amortization expense and $0.1 million related to other adjustments.

The following table summarizes the adjustments to the allocation of the KBS purchase price of $10.1 million (net of $0.4 million cash acquired) as of the April 2, 2014 acquisition date (in thousands):

	Original Filing	Adjustments	Restated
Assets, excluding acquired cash:
Accounts receivable	$4,956	$(894)	$4,062
Costs and estimated profit in excess of billings	—	545	545
Inventories	3,240	(1,474)	1,766
Prepaid expenses	34	—	34
Property, plant and equipment	6,527	(1,778)	4,749
Noncurrent assets	101	—	101
Goodwill	2,330	3,108	5,438
Trademarks	260	30	290
Other intangible assets:
Customer relationships	1,700	(280)	1,420
Purchased backlog	900	90	990
Total assets	20,048	(653)	19,395

Liabilities assumed:
Accounts payable	6,088	226	6,314
Billings in excess of costs and estimated profit	1,226	(914)	312
Accrued compensation	305	—	305
Other accrued expenses	819	54	873
Long-term debt assumed	121	1	122
Debt assumed and paid at closing	1,401	—	1,401
Total liabilities assumed	9,960	(633)	9,327

Total net assets acquired	$10,088	$(20)	$10,068

The following table summarizes the effects of the restatement on the condensed consolidated balance sheet as of June 30, 2014 (in thousands):

	June 30, 2014
	Original Filing	Adjustments	Restated
Current assets:
Cash and cash equivalents	$1,193	$—	$1,193
Accounts receivable	6,892	(1,472)	5,420
Costs and estimated profit in excess of billings	—	1,778	1,778
Inventories	2,931	(1,031)	1,900
Fair value of contingent earn-outs, current	800	—	800
Other current assets	581	—	581
Total current assets	12,397	(725)	11,672

Property, plant and equipment, net	6,445	(1,767)	4,678

Fair value of contingent earn-out, noncurrent	1,400	—	1,400
Goodwill	2,330	(597)	1,733
Intangible assets, net	2,489	(430)	2,059
Other assets	107	—	107
Total assets	$25,168	$(3,519)	$21,649

Current liabilities:
Note payable	$5,500	$—	$5,500
Current portion of long-term debt	48	—	48
Trade accounts payable	6,548	1,281	7,829
Billings in excess of costs and estimated profit	1,392	(708)	684
Accrued compensation	314	—	314
Other accrued liabilities	1,703	56	1,759
Total current liabilities	15,505	629	16,134

Long-term debt, less current portion	6,561	(1)	6,560
Other noncurrent liabilities	70	—	70

Shareholders’ equity (deficit):
Common stock	1	—	1
Additional paid-in capital	65,835	—	65,835
Accumulated deficit	(62,804)	(4,147)	(66,951)
Total shareholders’ equity (deficit)	3,032	(4,147)	(1,115)

Total liabilities and shareholders’ equity (deficit)	$25,168	$(3,519)	$21,649

The following table summarizes the effects of the restatement adjustments on the condensed consolidated statement of operations for the three months ended June 30, 2014 (in thousands, except per share data):

	Three months ended June 30, 2014
	Original Filing	Adjustments	Restated

Net sales	$11,375	$1,014	$12,389
Costs and expenses:
Cost of sales	10,405	1,181	11,586
Selling, general and administrative expenses	2,238	275	2,513
Goodwill impairment charge	—	3,705	3,705
Total costs and expenses	12,643	5,161	17,804

Loss from continuing operations	(1,268)	(4,147)	(5,415)
Other income (expense):
Change in fair value of contingent earn-out	28	—	28
Interest expense	(215)	—	(215)
Loss from continuing operations before income taxes	(1,455)	(4,147)	(5,602)
Income tax benefit	290	—	290
Loss from continuing operations	(1,165)	(4,147)	(5,312)
Income from discontinued operations, net of income taxes	537	—	537
Net loss	$(628)	$(4,147)	$(4,775)

Income (loss) per share – basic and diluted:
Continuing operations	$(1.08)		$(4.92)
Discontinued operations	0.50		0.50
Net loss	$(0.58)		$(4.43)

Weighted average common shares outstanding – basic and diluted	1,079		1,079

The following table summarizes the effects of the restatement adjustments on the condensed consolidated statement of operations for the six months ended June 30, 2014 (in thousands, except per share data):

	Six months ended June 30, 2014
	Original Filing	Adjustments	Restated

Net sales	$11,375	$1,014	$12,389
Costs and expenses:
Cost of sales	10,405	1,181	11,586
Selling, general and administrative expenses	3,006	275	3,281
Goodwill impairment charge	—	3,705	3,705
Total costs and expenses	13,411	5,161	18,572

Loss from continuing operations	(2,036)	(4,147)	(6,183)
Other income (expense):
Change in fair value of contingent earn-out	103	—	103
Interest expense	(216)	—	(216)
Loss from continuing operations before income taxes	(2,149)	(4,147)	(6,296)
Income tax benefit	464	—	464
Loss from continuing operations	(1,685)	(4,147)	(5,832)
Income from discontinued operations, net of income taxes	861	—	861
Net loss	$(824)	$(4,147)	$(4,971)

Income (loss) per share – basic and diluted:
Continuing operations	$(1.56)		$(5.41)
Discontinued operations	0.80		0.80
Net loss	$(0.76)		$(4.61)

Weighted average common shares outstanding – basic and diluted	1,079		1,079

The following table summarizes the effects of the restatement on the condensed consolidated statement of cash flows for the six months ended June 30, 2014 (in thousands):

	Six months ended June 30, 2014
	Original Filing	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(824)	$(4,147)	$(4,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	259	721
Goodwill impairment charge	—	3,705	3,705
Share-based compensation expense	5	—	5
Gain on sale of discontinued operations	(1,128)	—	(1,128)
Change in fair value of contingent earn-out	(103)	—	(103)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,639)	577	(1,062)
Costs and estimated profit in excess of billings	—	(1,233)	(1,233)
Inventories	1,189	(445)	744
Other current assets	(209)	—	(209)
Other assets	241	—	241
Trade accounts payable	226	1,055	1,281
Billings in excess of costs and estimated profit	166	206	372
Accrued compensation	(59)	1	(58)
Other accrued liabilities	689	5	694
Net cash used in operating activities	(984)	(17)	(1,001)

Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,588)	20	(4,568)
Proceeds from earn-out consideration	428	—	428
Purchase of property and equipment	—	(1)	(1)
Net cash used in investing activities	(4,160)	19	(4,141)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,500	—	6,500
Payment of debt assumed and paid at closing of business purchase	(1,401)	—	(1,401)
Principal payments on long-term debt	(22)	(2)	(24)
Net cash generated by financing activities	5,077	(2)	5,075

Net decrease in cash and cash equivalents	(67)	—	(67)

Cash and cash equivalents at beginning of period	1,260	—	1,260

Cash and cash equivalents at end of period	$1,193	—	$1,193

Supplemental cash flow information:
Promissory note payable issued as partial consideration for purchase of business	$5,500	$—	$5,500

3.	SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies were implemented or modified during the quarter ended June 30, 2014 as a result of our acquisition of the assets and liabilities related to the operations of KBS and the divestiture of our test handler product line operations described above:

Use of Estimates: The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Significant estimates include those related to revenue recognition (including estimates of costs and profit under the percentage of completion method of accounting), customer rebates, allowance for doubtful accounts, valuation of inventories, valuation of contingent consideration, goodwill impairment analysis, the assessment of impairment of intangible and other long-lived assets, asset lives used in computing depreciation and amortization, purchase price allocations of businesses acquired, income taxes, share-based compensation expense, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

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

We recognize revenue for modular units and site work using the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules delivered in accordance with the terms of the contract for the modular units and cost-to-cost method with cost determined based on work completed as approved by the project owner for site work. Sales tax billed to customers is excluded from revenue. Transportation and freight billed to customers is recorded as revenue and the related costs are included in cost of sales. The current asset “Costs and estimated profit in excess of billings” represents revenues recognized in excess of amounts billed and the current liability “Billings in excess of costs and estimated profit” represents billings in excess of revenues recognized.

Application of the cost-to-cost percentage of completion method of accounting requires the use of estimates of costs to be incurred in completing our performance under a contract. The cost estimating process is based on the knowledge and experience of management and involves making significant judgments. Changes in contract performance, change orders, estimated profitability, final contract settlements and other factors may result in changes to estimated and actual costs and profit. The effects of such changes are recognized in the period in which the revisions are determined.

Customer Rebate Program – We have a rebate program for some builders based on sales volume. Rebates are recorded as a reduction of net sales in our condensed consolidated statements of operations. The rebate liability is included in other accrued liabilities in our condensed consolidated balance sheet.

Property, Plant and Equipment: Property, plant and equipment purchased in the acquisition of KBS described in Note 4 were recorded at their estimated fair values and are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows: buildings and improvements - 30 years; machinery and equipment - 3 to 7 years. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded. Maintenance and repairs are expensed as incurred and major improvements are capitalized.

Business Combinations: We account for business combinations under the acquisition method of accounting. The purchase price of an acquired business is allocated to the acquired tangible and intangible assets and the assumed liabilities on the basis of their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable acquired assets and assumed liabilities is allocated to goodwill. The valuation of acquired assets and assumed liabilities requires significant judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to us, may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may result in a change in the amount allocated to goodwill. All acquisition-related costs are expensed as incurred.

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

Self-Insurance Costs: We maintain a self-insurance program for a portion of our employee health care costs. Self-insurance costs are accrued based on actual reported claims plus an estimate of claims incurred but not yet reported. The portion of the accrual related to unreported claims is estimated based on an analysis of historical claims experience and other assumptions. Accruals for such costs could be significantly impacted if future events and claims differ from these assumptions.

Net Loss per Common Share: Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The computation of diluted loss per share excludes the impact of stock options and the assumed conversion of convertible securities because they would be antidilutive.

4.	BUSINESS COMBINATION

On April 2, 2014, the Company entered into an Asset Purchase Agreement with KBS Building Systems and its owner, pursuant to which we purchased substantially all of KBS Building Systems’ assets and assumed certain of its liabilities related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the acquisition included $5.0 million in cash paid at closing, the KBS Note in the principal amount of $5.5 million and the assumption of certain other liabilities. In addition, we assumed certain debt of approximately $1.4 million which we paid at closing. The acquired assets included approximately $0.4 million in cash, resulting in a net purchase price of approximately $10.1 million. The net purchase price was allocated as follows (in thousands):

Assets, excluding acquired cash:
Accounts receivable (1)	$4,062
Costs and estimated profit in excess of billings	545
Inventories	1,766
Prepaid expenses	34
Property, plant and equipment (2)	4,749
Noncurrent assets	101
Goodwill (3)	5,438
Trademarks (3)	290
Other intangible assets:
Customer relationships (4)	1,420
Purchased backlog (4)	990
Total assets	19,395

Liabilities assumed:
Accounts payable	6,314
Billings in excess of costs and estimated profit	312
Accrued compensation	305
Other accrued expenses	873
Long-term debt assumed	122
Debt assumed and paid at closing	1,401
Total liabilities assumed	9,327

Total net assets acquired	$10,068

(1)	The fair value of acquired accounts receivable was determined to be $4,062, with the gross contractual amount being $4,632. We determined that $570 would be uncollectible.

(2)	The fair value of property, plant and equipment was determined based primarily on independent appraisals.

(3)	Goodwill and trademarks are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment at least annually. As described in Note 8, the Company completed an assessment of goodwill for potential impairment as of June 30, 2014 and recorded a charge to reduce the carrying value of goodwill at that date.

(4)	Capitalized customer relationships will be amortized on a straight line basis over an estimated life of seven years. Purchased backlog will be amortized as the related revenue is recognized.

The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values as of the acquisition date. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed was allocated to goodwill. We determined the fair values for intangible assets based on historical data, estimated future discounted cash flows, contract backlog amounts and estimated royalty rates for trademarks, among other information. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the valuation hierarchy.

KBS results are included in our condensed consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and KBS Buildings Systems as if the acquisition had occurred on January 1, 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Pro forma net sales	$12,389	$8,126	$22,233	$17,114
Pro forma loss from continuing operations	(4,781)	(2,572)	(6,789)	(4,987)
Pro forma net loss	(4,244)	(3,710)	(5,928)	(6,202)
Pro forma loss per share – basic and diluted	$(3.93)	$(3.44)	$(5.49)	$(5.75)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the acquisition of approximately $0.1 million and $0.7 million in the first and second quarters of 2014, respectively, including a financial advisor fee of $0.5 million. These costs are included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations.

5.	SALE OF PRODUCT LINES - DISCONTINUED OPERATIONS

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

The BSA Agreement provided for the following:

●	BSA will pay to ATRM a royalty on all revenue related to the test handler product line over approximately five years (April 22, 2014 through December 31, 2018) that will start at 15% and decline over time to 3%, subject to certain qualifications and adjustments. The first royalty payment covering the period April 22, 2014 through December 31, 2014 amounted to approximately $0.8 million and was received in January 2015. Subsequent payments are due 60 days after the end of each calendar quarter.

●	ATRM transferred all inventories, certain equipment, intellectual property, and certain other assets associated with the test handler product line to BSA.

●	BSA assumed certain liabilities related to the test handler product line, including certain accounts payable, accrued expenses and product support and warranty obligations.

●	BSA and ATRM executed a sublease and transition services agreement providing for BSA to continue to operate the test handler product line in approximately 15,000 square feet within ATRM’s leased facility in North St. Paul, MN and for each party to provide certain administrative services to the other. The sublease provides for initial monthly rental payments of $19,930 and the term extends through August 31, 2015.

●	16 of ATRM’s employees that were associated with the test handler product line were hired by BSA.

We recorded a pre-tax gain of approximately $1.1 million on the sale of the test handler product line as follows (in thousands):

Proceeds:
Fair value of contingent earn-out (royalty stream)	$2,200

Carrying value of net assets transferred:
Inventories	1,197
Equipment	73
Accounts payable	(116)
Accrued liabilities	(82)
Total net assets transferred	1,072

Gain on sale	$1,128

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

Reliability Test (RTP) Product Line

In July 2013, we sold the assets related to our RTP line of products to Cascade Microtech, Inc. (“Cascade”). The RTP product line includes test equipment that provides semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

The purchase price included $1.9 million received at closing plus the following:

●	$0.5 million holdback amount to secure ATRM’s obligations related to representations, warranties and covenants, $0.3 million of which was payable on July 31, 2014 and $0.2 million of which was payable on January 15, 2015, subject to deduction of any indemnification payments to Cascade; and

●	A contingent earn-out payment of up to $1.0 million based on RTP net revenues generated during the nine months ended April 30, 2014.

In May 2014, we received approximately $0.4 million in final settlement of the contingent earn-out. There are no additional amounts to be received for the contingent earn-out. On July 30, 2014, Cascade informed us that it would continue to hold back the $0.3 million of holdback amount that was due on July 31, 2014, pending resolution of certain indemnification claims made by Cascade. In October 2014, we reached a settlement agreement with Cascade whereby Cascade and ATRM released all claims against each other and Cascade agreed to pay $0.4 million of the total $0.5 million holdback amount, including the payment due in January 2015. We received the settlement payment of $0.4 million on October 10, 2014. Therefore, no further payments will be received from Cascade.

Facility Expense Accrual

After the sale of our RTP product line to Cascade in 2013 and the transfer of our test handler product line to BSA on April 22, 2014, ATRM has no manufacturing operations remaining in North St. Paul, Minnesota. The lease for our North St. Paul facility, which consists of approximately 45,000 square feet, expires on August 31, 2015. Approximately one-half of the space in this facility has been subleased to Cascade and BSA through the end of our lease. We have also entered into administrative services agreements with Cascade and BSA that provide for copier and computer network services among other things. The remaining half of the facility is unutilized.

As a result of the divestitures of our businesses in Minnesota, we determined that ATRM will not receive economic benefit from its facility, copier and IT equipment leases at the North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). Based on an analysis of future projected net cash flows, including costs for the facility, copiers and computer network contracts that will continue to be incurred without economic benefit to ATRM and income we expect to receive from the sublease agreements with Cascade and BSA, we determined the net settlement value of the liability related to these contracts to be $264,000 at April 22, 2014. Therefore, we recorded a charge for this amount in the quarter ended June 30, 2014. This charge is included in income (loss) from discontinued operations in our condensed consolidated statement of operations. As of June 30, 2014, the accrued facility expense amounted to $251,000 ($181,000 current, $70,000 noncurrent). The current portion of accrued facility expense is included in “Other accrued liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” in our condensed consolidated balance sheet.

Condensed operating results for the test handler and RTP product lines are presented as discontinued operations in our consolidated statements of operations and are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$218	$1,104	$2,376	$2,391
Costs and expenses:
Cost of sales	150	1,433	1,400	1,927
Operating expenses	369	809	779	1,679
Total costs and expenses	549	2,233	2,179	3,606
Income (loss) from discontinued operations	(301)	(1,138)	197	(1,215)
Gain on sale of discontinued operations	1,128	—	1,128	—
Income (loss) before income taxes	827	(1,138)	1,325	(1,215)
Income tax expense	(290)	—	(464)	—
Income (loss) from discontinued operations	$537	$(1,138)	$861	$(1,215)

6.	FAIR VALUE MEASUREMENTS

We determine the fair value of financial assets and liabilities based on a framework with a fair value hierarchy that prioritizes the inputs used to measure fair value for three broad categories of financial assets and liabilities as follows:

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

The carrying amounts of our cash equivalents, accounts receivable, costs in excess of billings and estimated profit, other current assets, trade accounts payable, billings in excess of costs and estimated profit, and accrued expenses at June 30, 2014 approximate fair value due to the short term maturities of these instruments.

Financial assets reported at fair value on a recurring basis include the following at June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line (1):
Current portion	$—	$—	$800
Noncurrent portion	—	—	1,400
Total	$—	$—	$2,200

(1)	The contingent earn-out receivable represents a royalty stream payable to ATRM in connection with the transfer of our test handler product line to BSA on April 22, 2014 as discussed in Note 5. The first royalty payment covering the period April 22, 2014 through December 31, 2014 was due on March 1, 2015. As disclosed in Note 5, this initial payment amounted to approximately $0.8 million and was received in January 2015. Subsequent payments are due 60 days after the end of each calendar quarter. We determined the fair value of the contingent earn-out receivable as of the closing date and reassess the fair value each quarter. The initial fair value of the royalty stream was determined to be $2.2 million as of April 22, 2014, which was determined using discounted cash flow techniques. The key assumption in our fair value assessment was the projected amount and timing of future qualified sales from the test handler product line. We reassessed the fair value as of June 30, 2014 and determined it to be $2.2 million at that date.

Assets reported at fair value on a nonrecurring basis include the following at June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total Gains (Losses)

Goodwill (1)	$—	$—	$1,733	$(3,705)

(1)	Goodwill with a carrying value of $5.4 million was written down to its implied fair value of $1.7 million at June 30, 2014. As a result, we recorded an impairment charge of $3.7 million in the three and six month periods ended June 30, 2014 as described in Note 8.

The following table summarizes the activity for our Level 3 assets measured on a recurring basis (in thousands):

	Earn-Out Receivable (1)	Earn-Out Receivable (2)

Balance at December 31, 2013	$325	$—
Add – fair value at closing of transfer of test hander product line on April 22, 2014		2,200
Add - increase based on reassessments (included in earnings)	103	—

Settlement	(428)	—

Balance at June 30, 2014	$—	$2,200

(1)	Earn-out receivable related to the sale of our RTP product line (see Note 5).

(2)	Earn-out receivable related to the transfer of our test handler product line (see Note 5).

The following table summarizes the activity for our Level 3 assets measured on a nonrecurring basis (in thousands):

Goodwill

Balance at December 31, 2013	$—
Add – goodwill recorded on April 2, 2014 in connection with KBS acquisition	5,438

Subtract – goodwill impairment recorded at June 30, 2014 (included in earnings)	(3,705)

Balance at June 30, 2014	$1,733

Quantitative information about Level 3 fair value measurements on a recurring basis at June 30, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable (royalty stream)	Discounted cash flow	Revenue during royalty period	$33 million
		Performance weighted average	60% to 125%

Quantitative information about Level 3 fair value measurements on a nonrecurring basis at June 30, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Revenue growth rates	-8% to 3%
		Undiscounted cash flows	$11 million
		Discount rate	20%

7.	INVENTORIES

Inventories are comprised of the following at June 30, 2014 (in thousands):

Raw materials	$1,693
Finished goods	207
Total inventories	$1,900

8.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following at June 30, 2014 (in thousands):

Indefinite-lived intangible assets:
Goodwill	$1,733
Trademarks	290
Total indefinite-lived intangible assets	2,023

Finite-lived intangible assets:
Customer relationships	1,420
Purchased backlog	990
Total	2,410
Less – accumulated amortization	(641)
Total finite-lived intangible assets	1,769

Total intangible assets, net	$3,792

Based primarily on the impact of the restatement of the KBS purchase price allocation, including adjustments related to new information that became available regarding the value of property, plant and equipment received in the acquisition, we determined that it was more likely than not that the fair value of KBS was less than its carrying amount at June 30, 2014. Therefore, we performed a two-step test to evaluate goodwill for potential impairment. We determined that our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. constituted a single reporting unit. We completed step one of the impairment test by comparing the fair value of KBS reporting unit with the net carrying value of its assets, including goodwill. The fair value of KBS was determined based on an analysis of estimated future discounted cash flows. Since the carrying value of its net assets exceeded its fair value, indicating potential impairment, we completed the second step of the test in order to measure the amount of any impairment loss. In performing the second step of the impairment test, we compared the aggregate fair values of KBS’s non-goodwill assets and liabilities with its fair value in order to determine the implied fair value of goodwill. Step two of the impairment test indicated that the carrying value of its goodwill exceeded its implied fair value by $3.7 million. Accordingly, we recorded a goodwill impairment charge in this amount in the quarter ended June 30, 2014.

The change in the carrying amount of goodwill for the six months ended June 30, 2014 is summarized below (in thousands):

Goodwill balance at December 31, 2013	$—
KBS goodwill recorded at April 2, 2014 (date of acquisition)	5,438
Impairment charge recorded at June 30, 2014 upon the completion of impairment test	(3,705)

Goodwill balance at June 30, 2014	$1,733

Amortization expense amounted to $0.6 million for the three and six months ended June 30, 2014. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2014 (six months)	$401
2015	303
2016	203
2017	203
2018	203
Thereafter	456
Total	$1,769

9.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows at June 30, 2014 (in thousands):

Costs incurred on uncompleted contracts	$11,641
Inventory purchased for specific contracts	867
Estimated profit	1,656
14,164
Less billings to date	(13,070)
Total	$1,094

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$1,778
Billings in excess of costs and estimated profit	(684)
Total	$1,094

The Company has approximately $16.3 million of work under contract remaining to be recognized at June 30, 2014.

10.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable of $7.8 million at June 30, 2014 includes retainage amounts due to subcontractors totaling $0.5 million.

11.	NOTES PAYABLE

On April 2, 2014, as partial consideration for the KBS acquisition described in Note 4, we issued to the seller an unsecured promissory note in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014. On September 18, 2014 we entered into an agreement with the noteholder to extend the maturity date to December 1, 2014 with all other terms of the note remaining unchanged. The Company was unable to repay the note on that date and it remains unpaid as of the date of this Amendment. Under the terms of the note, the holder has a right to charge interest at 10.0% per annum for any period during which we are in default, including from December 1, 2014 through the date of this filing. The Company is seeking to renegotiate the terms or obtain additional financing to repay the note, but there can be no assurance we will be able to do so under terms that are favorable to us or at all.

Additionally, in connection with the acquisition described in Note 4, on April 1, 2014, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “April 2014 LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by ATRM in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSVI’s option, the unpaid principal amount of the LSVI Convertible Promissory Note could be converted into shares of our common stock at $4.66 per share, the consolidated closing bid price of our shares on the Nasdaq Capital Market on the trading date immediately preceding the date the note was issued. As described in Note 16, on October 7, 2014 the LSVI Convertible Promissory Note was converted into 107,297 shares of the Company’s common stock. ATRM may prepay the April 2014 LSVI Promissory Note at any time after a specified amount of advance notice to LSVI.

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

LSVI owned 60,588 shares of our common stock as of June 30, 2014. Following the conversion of the LSVI Convertible Promissory Note in October 2014, LSVI owned 167,885 shares of our common stock, or approximately 14.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the founder and chief executive officer of Lone Star Value Management, LLC, the investment manager of LSVI, and is the manager of Lone Star Value Investors GP, LLC, the general partner of LSVI. LSVI was granted a waiver under our Tax Benefits Preservation Plan to permit the purchase and conversion of the LSVI Convertible Promissory Note.

ATRM’s entry into the Securities Purchase Agreements was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013

Accrued facility expenses (see Note 5)	$181	$—
Accrued interest expense	213	—
Accrued sales taxes	722	—
Accrued health insurance costs	200	—
Accrued sales rebates	141	—
Accrued warranty	52	—
Other	250	130
Total other current accrued liabilities	$1,759	$130

Changes in accrued warranty for the three months ended June 30, 2014 are summarized below (in thousands):

Accrual balance, beginning of period	$—
Accrual assumed in KBS acquisition	47
Accruals for warranties	38
Settlements made	(33)
Accrual balance, end of period	$52

13.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2014 (in thousands):

April 2014 LSVI Promissory Note payable to related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	$6,000

LSVI Convertible Promissory Note payable to related party, unsecured, interest of 5% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	500

Notes payable, secured by equipment, interest rates from 5.0% to 9.5%, with varying maturity dates through September 2018	108

Total long-term debt	6,608
Current portion	(48)
Noncurrent portion	$6,560

The terms of the notes issued to LSVI are discussed in detail in Note 11.

14.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	88,384	$10.96
Options forfeited	(7,601)	7.75
Options expired	(19,883)	10.02
Outstanding, June 30, 2014	60,900	$11.47	2.51 years	$0

Exercisable, June 30, 2014	60,900	$11.47	2.51 years	$0

All stock options outstanding at June 30, 2014 are nonqualified options. As explained in Note 5, 16 of our employees were hired by Boston Semi Automation LLC (BSA) on April 22, 2014 in connection with the transfer of our test handler product line to BSA. Outstanding options held by certain of these former employees at June 30, 2014 (22,400 options) expired on July 22, 2014. The remaining options outstanding at June 30, 2014 (38,500 options) will expire at the end of their respective remaining terms if not exercised. The aggregate intrinsic value of all options outstanding at June 30, 2014 was less than $1,000.

ATRM uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards.

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Cost of sales	$—	$—	$—	$—
Selling, general and administrative	—	4	—	73
Income (loss) from discontinued operations	1	12	5	86
Total share-based compensation expense	$1	$16	$5	$159

15.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded a full valuation allowance in 2009 because we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position at that time. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We are presenting a $290,000 and $464,000 income tax benefit on the statement of operations for the three and six month periods ended June 30, 2014, respectively. The presented benefits is an offset to the tax provision effect we are presenting within discontinued operations for the same time periods.

16.	SUBSEQUENT EVENTS

On October 7, 2014, LSVI converted the $0.5 million LSVI Convertible Promissory Note described in Note 11 into 107,297 shares of the Company’s common stock.

On October 10, 2014, as disclosed in Note 5 to the condensed consolidated financial statements, we received a payment of $0.4 million from Cascade Microtech, Inc. (“Cascade”) in settlement of all remaining amounts owed to us related to the sale of our reliability test product line to Cascade.

On December 30, 2014 we repaid $1.0 million principal amount of the April 2014 LSVI Promissory Note described in Note 11, which reduced the principal amount owing under such note to $5.0 million at December 31, 2014. The Company subsequently issued a new promissory note for $1.0 million to LSVI on February 25, 2015 as described below.

On January 23, 2015, as disclosed in Note 5 to the condensed consolidated financial statements, we received a payment of approximately $0.8 million from Boston Semi Automation LLC (“BSA”) for royalties earned during the period April 22, 2014 through December 31, 2014 in connection with the transfer of our test handler product line to BSA.

In order to provide additional working capital to ATRM, we entered into a series of Securities Purchase Agreements with LSVI and LSV Co-Invest pursuant to which they purchased unsecured promissory notes made by ATRM. Each of the notes bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the April 2014 LSVI Promissory Note described in Note 11. The promissory notes issued subsequent to June 30, 2014 are listed below:

Promissory Notes Issued to LSV Co-Invest:

●	$2.5 million promissory note dated July 21, 2014.

●	$2.0 million promissory note dated September 19, 2014

Promissory Note Issued to LSVI:

●	$1.0 million promissory note dated February 25, 2015.

Jeffrey E. Eberwein, the Company’s Chairman of the Board, is the founder and Chief Executive Officer of Lone Star Value Management, LLC, the investment manager of LSVI, and is the manager of Lone Star Value Investors GP, LLC, the general partner of LSVI and LSV Co-Invest.

ATRM’s entry into the Securities Purchase Agreements with LSVI and LSV Co-Invest were approved by a Special Committee of our Board of Directors consisting solely of independent directors.

ATRM HOLDINGS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q/A and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Forward-Looking Statements

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. Forward-looking statements contained in this Quarterly Report on Form 10-Q/A are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q/A. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A herein, in our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Restatement of Financial Statements

As disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2014 (the “Original Filing”), due to the lack of adequate processes, procedures and controls at KBS (as defined below), management concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2014, which constituted a material weakness, and the Company is working to improve the processes, procedures and controls at KBS and remediate this material weakness.

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company has restated its financial statements for the three and six months ended June 30, 2014 included in the Original Filing to correct errors identified at KBS and related disclosures. Unless otherwise specified, Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows reflects all such adjustments.

Overview

Recent Developments

Prior to April 2014, ATRM was a manufacturer of a variety of equipment used in the semiconductor industry. In July 2013, we sold the assets related to our reliability test (“RTP”) line of products to Cascade Microtech, Inc., a semiconductor equipment manufacturer based in Beaverton, Oregon (“Cascade”), and in April 2014, we transferred our test handler product line to Boston Semi Automation LLC, a semiconductor equipment company based in Boston, Massachusetts (“BSA”). In April 2014, we purchased substantially all of the assets of KBS Building Systems, Inc. and certain of its affiliates related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Our wholly-owned subsidiaries, KBS Builders, Inc. and Maine Modular Haulers, Inc. (collectively “KBS”), operate the acquired business. Following these transactions, KBS represents ATRM’s sole operating business. Operating results related to the RTP and test handler product lines have been reclassified and presented as discontinued operations for all periods presented. Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only, since comparison to prior periods would not be meaningful.

KBS

KBS is a New England-based manufacturer of modular buildings. The business was founded in 2001 as a builder of modular homes. In 2008, KBS began building modular multi-family housing units. In subsequent years, KBS expanded its product offerings to include a variety of commercial buildings including apartments, condominiums, townhouses, dormitories, hospitals, office buildings and other structures. The buildings are manufactured in two production facilities, located in South Paris and Waterford, Maine. The structures are designed to be built inside our factories and transported to the site where they are set and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the building meets all local codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold due to materials absorbing moisture from rain or snow; reduced site work; reduced vandalism and attrition, as the building is immediately secured; and a significant reduction in overall project time. Although modular construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, KBS’s operations can be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or single family home. Additionally, sales demand, especially for single family homes, generally weakens in the winter months. As a result, KBS experiences some seasonality, with the July through September quarter typically being the strongest demand period and the January through March quarter typically being the lowest demand period during the year.

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

KBS’s customers include builders, general contractors and owners of commercial buildings. Prior to our acquisition of KBS, it operated under a March fiscal year. Sales to its top two customers in its fiscal year ended March 2014 accounted for 22% and 11%% of total net sales, respectively, and sales to its top two customers in its fiscal year ended March 2013 accounted for 20% and 10% of total net sales, respectively. In the past two fiscal years, approximately 60% of total sales were for commercial properties and 40% were for single family homes.

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

As of June 30, 2014, KBS had 201 employees.

KBS owns two facilities which were included in the assets acquired by ATRM. KBS conducts administration, sales, marketing, engineering and manufacturing activities at its primary facility located in South Paris, Maine, which consists of approximately 90,000 square feet. It conducts manufacturing activities at its second facility which is located nearby in Waterford, Maine and consists of approximately 60,000 square feet.

Nasdaq Notification Letter

On November 19, 2014, as disclosed in a Current Report on Form 8-K filed with the SEC on November 21, 2014, the Company received a notification letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) which stated that the Company was not in compliance with Nasdaq’s Rule 5250(c)(1) for continued listing because the Company had not filed its Quarterly Report on Form 10-Q for the period ended September 30, 2014. On January 23, 2015, the Company received a letter from Nasdaq in which Nasdaq granted an exception to allow the Company to regain compliance with its listing requirements. The letter requires that the Company file all delinquent periodic reports by May 13, 2015 and states if the terms of the exception are not satisfied, Nasdaq will notify the Company that its securities will be delisted.

Critical Accounting Estimates

The Company’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 and Note 3 to our unaudited interim condensed consolidated financial statements. As a result of our acquisition of the assets and liabilities related to the KBS operations and the divestiture of our test handler product line as described above, the following critical accounting policies were modified during the quarter ended June 30, 2014 as follows:

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

We recognize revenue for modular units and site work using the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules delivered in accordance with the terms of the contract for the modular units and cost-to-cost method with cost determined based on work completed as approved by the project owner for site work. Sales tax billed to customers is excluded from revenue. Transportation and freight billed to customers is recorded as revenue and the related costs are included in cost of sales. The current asset “Costs and estimated profit in excess of billings” represents revenues recognized in excess of amounts billed and the current liability “Billings in excess of costs and estimated profit” represents billings in excess of revenues recognized.

Application of the cost-to-cost percentage of completion method of accounting requires the use of estimates of costs to be incurred in completing our performance under a contract. The cost estimating process is based on the knowledge and experience of management and involves making significant judgments. Changes in contract performance, change orders, estimated profitability, final contract settlements and other factors may result in changes to estimated and actual costs and profit. The effects of such changes are recognized in the period in which the revisions are determined.

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

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the condensed consolidated statements of operations during the period incurred.

Valuations and impairment assessments related to goodwill and other intangible assets involve significant judgments and estimates. Actual results could differ from those estimates and such differences may be material to our financial statements.

Results of Operations

Net Sales. Net sales from continuing operations for the three and six months ended June 30, 2014 were $12.4 million, compared with zero for the same periods in 2013, as we have divested our operating business owned in the prior year. Sales of commercial structures and single family homes represented approximately 60% and 40% of total net sales, respectively, in the three and six months ended June 30, 2014.

Cost of Sales. Cost of sales amounted to $11.6 million for the three and six months ended June 30, 2014, compared with zero for the same periods in 2013 as we have divested our operating business owned in the prior year.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2014 were $3.3 million compared with $1.5 million for the comparable period in 2013, an increase of $1.8 million. Approximately $1.3 million of the increase was attributable to our acquisition of KBS on April 2, 2014, including $0.7 million of KBS operating expenses and $0.6 million of amortization expense related to the acquired intangible assets. In addition, our expenses for professional services increased approximately $0.6 million over the same period in the prior year primarily due to costs associated with the acquisition of KBS and the divestiture of our test handler product line. SG&A expenses for the three months ended June 30, 2014 were $2.5 million compared with $0.8 million for the comparable period in 2013, an increase of $1.7 million. Approximately $1.3 million of the increase was attributable to our acquisition of KBS, including $0.7 million of KBS operating expenses and $0.6 million of amortization expense related to the acquired intangible assets. The remaining increase consisted of approximately $0.5 million for professional services related to the acquisition of KBS and the divestiture of our test handler product line, partially offset by approximately $0.1 million of sublease income.

Goodwill Impairment Charge. Based primarily on the impact of the adjustment of the KBS purchase price allocation as discussed above, including adjustments related to new information that became available regarding the value of property, plant and equipment received in the acquisition, we determined that it was more likely than not that the fair value of KBS was less than its carrying amount at June 30, 2014. Therefore, we completed a goodwill impairment assessment and determined that the carrying value of goodwill exceeded its fair value by $3.7 million. Accordingly, we recorded a goodwill impairment charge in the amount of $3.7 million in the quarter ended June 30, 2014.

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

Interest Expense, Interest Income. Interest expense amounted to $0.2 million for the three and six months ended June 30, 2014 and consisted of interest related to the debt we incurred in connection with the KBS acquisition in April 2014 as described in Note 11 to our condensed consolidated financial statements. Interest income for all periods presented and interest expense for the three and six months ended June 30, 2013 were not significant.

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

Discontinued Operations. In July 2013 we sold the assets related to our RTP line of products to Cascade and in April 2014 we transferred our test handler product line to BSA. In accordance with ASC 205-20, “Discontinued Operations,” results related to RTP and test handler operations have been reclassified and presented as discontinued operations for all periods reported. Condensed results of discontinued operations are summarized in Note 5 to our condensed consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.1 million in the six months ended June 30, 2014.

Cash flows used in operating activities. In the six months ended June 30, 2014, cash flows used in operating activities were $1.0 million, consisting primarily of our net loss of $6.0 million (excluding a $1.1 million pre-tax gain on the sale of our test handler product line), partially offset by a $3.7 million non-cash goodwill impairment charge, $0.7 million in non-cash depreciation and amortization expense and approximately $0.8 million in working capital changes. Working capital changes generating cash included a decrease of $0.7 million in inventories and increases of $1.3 million in accounts payable, $0.4 million in billings in excess of costs and estimated profit and $0.7 million in other accrued liabilities, partially offset by increases of $1.1 million in accounts receivable, $1.2 million in costs and estimated profit in excess of billings and $0.2 million in other current assets. The decrease in inventories was primarily attributed to the sale of seven VMAX test handlers prior to the transfer of our test handler product line to BSA in April 2014. The increase in other accrued liabilities included increases of $0.3 million in accrued facility expenses, $0.2 million in accrued sales taxes and $0.2 million in accrued interest expense. The increase in accounts receivable included a $1.3 million increase in receivables at our KBS operations since the April 2014 acquisition date which was related solely to the timing of collections as approximately $2.3 million was collected on July 1, 2014. The increase in costs and estimated profit in excess of billings was largely attributed to costs incurred on two large commercial projects during the period. In the six months ended June 30, 2013, cash flows used in operating activities were $1.5 million, including our net loss of $2.8 million, partially offset by $1.0 million in non-cash expenses and $0.2 million in working capital changes. Non-cash expenses for this period included a $0.8 million charge for excess and obsolete inventories and share-based compensation expense of $0.2 million. Working capital changes generating cash consisted primarily of a $0.3 million increase in accounts payable, primarily reflecting high legal billings related to litigation in the second quarter of 2013, partially offset by a $0.1 million increase in accounts receivable.

Cash flows used in investing activities. In the six months ended June 30, 2014, cash flows used in investing activities were approximately $4.1 million, which consisted of the $4.6 million net cash portion of the purchase price paid in connection with our acquisition of KBS ($5.0 million paid at closing less $0.4 million of cash acquired), partially offset by approximately $0.4 million received in final settlement of the contingent earn-out in connection with our sale of our RTP product line to Cascade. Cash flows used in investing activities in the six months ended June 30, 2013 were not significant.

Cash flows provided by financing activities. In the six months ended June 30, 2014, cash flows provided by financing activities were approximately $5.1 million, which consisted primarily of the $6.5 million in financing received from the sale of promissory notes as discussed below, less $1.4 million of debt that was assumed and paid at the closing of the KBS acquisition. Cash flows used in financing activities in the six months ended June 30, 2013 were not significant.

In connection with the KBS acquisition, on April 1, 2014, we entered into a Securities Purchase Agreement with Lone Star Value Investors, LP (“LSVI”) pursuant to which LSVI purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “April 2014 LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by ATRM in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. The LSVI Convertible Promissory Note was subsequently converted into 107,297 shares of the Company’s common stock on October 7, 2014. We may prepay the April 2014 LSVI Promissory Note at any time after a specified amount of advance notice to LSVI. On December 30, 2014 we repaid $1.0 million of the principal amount of the April 2014 LSVI Promissory Note, which reduced the principal amount owing under the note to $5.0 million.

On April 2, 2014, as partial consideration for the KBS acquisition, we issued to the seller an unsecured promissory note in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014 (the “KBS Note”). On September 18, 2014 we entered into an agreement with the note holder to extend the maturity date to December 1, 2014. The Company was unable to repay the KBS Note on that date and it remains unpaid as of the date of this Amendment. Under the KBS Note, the holder has a right to charge interest at 10.0% per annum for any period during which we are in default. We are seeking to renegotiate the terms of the note or obtain additional financing to repay it, but there can be no assurance we will be able to do so under terms that are favorable to us or at all.

In order to provide additional working capital to ATRM, we entered into a series of Securities Purchase Agreements with LSVI and Lone Star Value Co-Invest I, LP (“LSV Co-Invest”) pursuant to which LSVI and LSV Co-Invest purchased unsecured promissory notes made by ATRM. Each of the notes bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the April 2014 LSVI Promissory Note. The promissory notes issued subsequent to June 30, 2014 are listed below:

Promissory Notes Issued to LSV Co-Invest:

●	$2.5 million promissory note dated July 21, 2014.

●	$2.0 million promissory note dated September 19, 2014

Promissory Note Issued to LSVI:

●	$1.0 million promissory note dated February 25, 2015.

Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, debt financings and our existing cash and cash equivalents. In recent years, we have incurred significant losses that have been primarily attributed to the operations of our test handler product line and significant legal expenses related to litigation. Since July of 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of our RTP product line in July 2013 and our test handler product line in April 2014. We acquired KBS, a business that manufactures modular housing units for commercial and residential applications, in April 2014 because we believe there is significant growth opportunity within the industry and it provides ATRM with the potential to return to profitability. However, there can be no assurance that the acquisition of KBS will lead to sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

As of June 30, 2014, our cash on hand amounted to $1.2 million and our interest-bearing debt totaled $12.6 million. As of the date of this Amendment, our interest-bearing debt totaled approximately $16.1 million, including the KBS Note of $5.5 million, $6.0 million owed to LSVI and $4.5 million owed to LSV Co-Invest. The Company is largely dependent on LSVI and LSV Co-Invest to fund its working capital needs. We plan to seek new debt and/or equity financing to replace the KBS Note and all or a portion of the debt owing to LSVI and LSV Co-Invest and to provide for our general working capital needs. However, there can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to meet our net cash requirements. In addition, in order to execute our long-term growth strategy, which may include additional acquisitions, we may need to raise additional funds through public or private equity offerings, debt financings, or other means.

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

Description of Material Weakness

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Notes 4 and 5 to our accompanying condensed consolidated financial statements, in April 2014 we acquired the assets and liabilities related to the operations of KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Due to the lack of adequate processes, procedures and controls at KBS, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 and we have a material weakness in our internal control over financial reporting.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, we are subject to litigation captioned UTHE Technology Corporation vs. Aetrium Incorporated et al. in the United States District Court for the Northern District of California. On September 13, 2013 the court entered final judgment dismissing all remaining claims UTHE Technology Corporation (“UTHE”) asserted against us in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The appeal is currently pending.

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

We have incurred significant operating losses in recent years and, as of June 30, 2014, we had an accumulated deficit of approximately $67 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

On April 1, 2014, in exchange for $6.5 million to finance our acquisition of KBS, we issued to LSVI a $6.0 million unsecured promissory note, bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, referred to herein as the April 2014 LSVI Promissory Note, and a $0.5 million unsecured convertible promissory note, bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, referred to herein as the LSVI Convertible Promissory Note (the note was subsequently converted into 107,297 shares of the Company’s stock on October 7, 2014). Additionally, on April 2, 2014, as partial consideration for our acquisition of KBS, KBS Builders Inc., our wholly-owned subsidiary, issued to the seller a $5.5 million unsecured promissory note, bearing interest at 4.0% per annum, with all principal and interest due on October 1, 2014, referred to herein as the KBS Note. The Company was unable to repay the KBS Note on that date and it remains unpaid as of the date of this Amendment. Under the KBS Note, the holder has a right to charge interest at 10.0% per annum for any period during which we are in default. We are seeking to renegotiate the terms of the KBS Note or obtain additional financing in order to repay it, but there can be no assurance we will be able to do so under terms that are favorable to us or at all.

As of June 30, 2014, we had cash and cash equivalents of $1.2 million. Since June 30, 2014, we have funded our working capital needs by selling promissory notes to LSVI and LSV Co-Invest. Amounts owing under such notes totaled $10.5 million as of the date of this Amendment. We intend to seek new debt and/or equity financing to enable us to repay all or a portion of this debt. However, there can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, including but not limited to our obligation to pay all principal and interest under the $5.5 million KBS Note. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Registration Rights Agreement, dated as of May 9, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 15, 2014)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM Holdings, Inc.
(Registrant)

Date: April 9, 2015	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2015	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Registration Rights Agreement, dated as of May 9, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 15, 2014)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

