Form 10-Q
period 2014-09-30
ATRM Holdings, Inc.
filed 2015-04-21
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

ATRM HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,908	$1,260
Accounts receivable, net	4,967	—
Costs and estimated profit in excess of billings	2,573	—
Inventories	2,146	—
Fair value of contingent earn-outs, current	1,000	325
Other current assets	579	323
Current assets – discontinued operations	—	2,386
Total current assets	13,173	4,294

Property, plant and equipment, net	4,795	—
Property and equipment, net – discontinued operations	—	81

Fair value of contingent earn-out, noncurrent	1,200	—
Goodwill	1,733	—
Intangible assets, net	1,858	—
Other assets	10	247

Total assets	$22,769	$4,622

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Note payable	$5,500	$—
Current portion of long-term debt	45	—
Trade accounts payable	5,273	95
Billings in excess of costs and estimated profit	444	—
Accrued compensation	378	18
Other accrued liabilities	2,146	130
Current liabilities – discontinued operations	—	525
Total current liabilities	13,786	768

Long-term debt, less current portion	11,052	3

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $.001 par value; 3,000,000 shares authorized; 1,079,176 shares issued and outstanding	1	1
Additional paid-in capital	65,835	65,830
Accumulated deficit	(67,905)	(61,980)
Total shareholders’ equity (deficit)	(2,069)	3,851

Total liabilities and shareholders’ equity (deficit)	$22,769	$4,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$10,310	$—	$22,699	$—
Costs and expenses:
Cost of sales	9,845	—	21,431	—
Selling, general and administrative expenses	1,142	591	4,423	2,139
Goodwill impairment charge	—	—	3,705	—
Total costs and expenses	10,987	591	29,559	2,139

Loss from continuing operations	(677)	(591)	(6,860)	(2,139)
Other income (expense):
Change in fair value of contingent earn-out	—	—	103	—
Interest expense	(277)	—	(493)	(2)
Loss from continuing operations before income taxes	(954)	(591)	(7,250)	(2,141)
Income tax benefit	—	—	464	—
Loss from continuing operations	(954)	(591)	(6,786)	(2,141)
Income (loss) from discontinued operations, net of income taxes	—	567	861	(648)
Net loss	$(954)	$(24)	$(5,925)	$(2,789)

Income (loss) per share – basic and diluted:
Continuing operations	$(0.88)	$(0.55)	$(6.29)	$(1.99)
Discontinued operations	—	0.53	.80	(0.60)
Net loss	$(0.88)	$(0.02)	$(5.49)	$(2.59)

Weighted average common shares outstanding – basic and diluted	1,079	1,078	1,079	1,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,925)	$(2,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	997	52
Goodwill impairment charge	3,705	—
Share-based compensation expense	5	172
Gain on sale of discontinued operations	(1,128)	(1,021)
Change in fair value of contingent earn-out	(103)	—
Credit to allowance for bad debts	—	(25)
Provision for excess and obsolete inventories	—	1,177
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(609)	(216)
Costs and estimated profit in excess of billings	(2,028)	—
Inventories	498	200
Other current assets	(207)	65
Other assets	338	8
Trade accounts payable	(1,275)	193
Billings in excess of costs and estimated profit	132	—
Accrued compensation	6	(216)
Other accrued liabilities	1,011	(202)
Net cash used in operating activities	(4,583)	(2,602)

Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,568)	—
Proceeds from earn-out consideration	428	—
Proceeds from sale of discontinued operations, net of transaction costs	—	1,651
Purchase of property and equipment	(193)	(5)
Net cash generated by (used in) investing activities	(4,333)	1,646

Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,000	—
Payment of debt assumed and paid at closing of business purchase	(1,401)	—
Principal payments on long-term debt	(35)	(21)
Net cash generated by (used in) financing activities	9,564	(21)

Net increase (decrease) in cash and cash equivalents	648	(977)

Cash and cash equivalents at beginning of period	1,260	3,013

Cash and cash equivalents at end of period	$1,908	$2,036

Supplemental cash flow information:
Promissory note payable issued as partial consideration for purchase of business	$5,500	$—
Contingent earn-out receivable received as part of product line disposition	$2,200	$—
Cash paid for interest expense	$167	$3

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. References in the notes to the condensed consolidated financial statements to “ATRM,” “the Company”, “we,” “us” or “our”, unless the context otherwise requires, refer to ATRM Holdings, Inc. and its subsidiaries and their respective predecessors. Our modular housing business is operated by our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. (collectively referred to as “KBS”). Effective December 5, 2014, our name was changed from “Aetrium Incorporated” to “ATRM Holdings, Inc.”

The condensed consolidated balance sheet at December 31, 2013 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

Liquidity:

ATRM has implemented significant strategic initiatives in the past several quarters intended to stabilize the Company and return it to profitability. In July 2013, as described in Note 4, we sold the assets related to our Reliability Test Products (“RTP”) line of products. On April 2, 2014, as described in Note 3, we acquired a business that manufactures modular housing units for commercial and residential applications. On April 22, 2014, as described in Note 4, we entered into an agreement to transfer the assets related to our test handler product line to a larger semiconductor equipment company in exchange for future royalty payments.

We have incurred significant operating losses and, as of September 30, 2014, we had an accumulated deficit of approximately $68 million. In recent years, the losses have been primarily attributed to the operations of our former test handler product line operations and significant legal expenses related to litigation. There can be no assurance that the strategic initiatives described above will lead to sufficient revenue in the future to cover our expenses and achieve profitability for ATRM on a consistent basis or at all. In addition, we incurred substantial debt in connection with the acquisition of the assets and liabilities related to the operations of KBS. To finance the acquisition, we issued $6.5 million in promissory notes to Lone Star Value Investors, LP (“LSVI”) and a $5.5 million promissory note (the “KBS Note”) to the seller with an original maturity date of October 1, 2014. We reached an agreement with the holder of the KBS Note to extend its maturity date to December 1, 2014. The Company was unable to repay the note on that date and it remains unpaid as of the date of this report. The Company is seeking to renegotiate the terms of the KBS Note or obtain alternative financing to repay it. There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

In addition, as discussed in Note 15, we received cash to fund our working capital needs during the second half of fiscal year 2014 and early 2015 from LSVI and its affiliate Lone Star Value Co-Invest I, LP (“LSV Co-Invest”) in exchange for unsecured promissory notes issued to these entities. As of the date of this report, the Company’s total debt owed under promissory notes, including the KBS Note, was approximately $16.0 million. We intend to pursue new financing to re-finance all or a portion of our debt and to provide for our general working capital needs going forward. There can be no assurance we will be successful in obtaining any such new financing, with terms favorable to us or at all.

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

Customer Rebate Program: We have a rebate program for some builders based on sales volume. Rebates are recorded as a reduction of net sales in our condensed consolidated statements of operations. The rebate liability is included in other accrued liabilities in our condensed consolidated balance sheet.

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

On April 2, 2014, the Company entered into an Asset Purchase Agreement with KBS Building Systems, Inc., certain of its affiliates (collectively “KBS Building Systems”) and their owner, pursuant to which we purchased substantially all of KBS Building Systems’ assets and assumed certain of its liabilities related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the acquisition included $5.0 million in cash paid at closing, the KBS Note in the principal amount of $5.5 million and the assumption of certain other liabilities. In addition, we assumed certain debt of approximately $1.4 million which we paid at closing. The acquired assets included approximately $0.4 million in cash, resulting in a net purchase price of approximately $10.1 million. The net purchase price was allocated as follows (in thousands):

Assets, excluding acquired cash:
Accounts receivable (1)	$4,062
Costs and estimated profit in excess of billings	545
Inventories	1,766
Prepaid expenses	34
Property, plant and equipment (2)	4,749
Noncurrent assets	101
Goodwill (3)	5,438
Trademarks (3)	290
Other intangible assets:
Customer relationships (4)	1,420
Purchased backlog (4)	990
Total assets	19,395

Liabilities assumed:
Accounts payable	6,314
Billings in excess of costs and estimated profit	312
Accrued compensation	305
Other accrued expenses	873
Long-term debt assumed	122
Debt assumed and paid at closing	1,401
Total liabilities assumed	9,327

Total net assets acquired	$10,068

(1)	The fair value of acquired accounts receivable was determined to be $4,062, with the gross contractual amount being $4,632. We determined that $570 would be uncollectible.

(2)	The fair value of property, plant and equipment was determined based primarily on independent appraisals.

(3)	Goodwill and trademarks are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment at least annually. As described in Note 7, the Company completed an assessment of goodwill for potential impairment as of June 30, 2014 and recorded a charge to reduce the carrying value of goodwill at that date.

(4)	Capitalized customer relationships will be amortized on a straight line basis over an estimated life of seven years. Purchased backlog will be amortized as the related revenue is recognized.

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

KBS results are included in our condensed consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and KBS Buildings Systems as if the acquisition had occurred on January 1, 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Pro forma net sales	$10,310	$9,912	$32,543	$27,026
Pro forma loss from continuing operations	(804)	(2,419)	(7,593)	(7,406)
Pro forma net loss	(804)	(1,852)	(6,732)	(8,054)
Pro forma loss per share – basic and diluted	$(0.75)	$(1.72)	$(6.24)	$(7.47)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the acquisition of approximately $0.8 million in the nine months ended September 30, 2014 ($0.1 million and $0.7 million in the quarterly periods ended March 31, 2014 and June 30, 2014, respectively), including a financial advisor fee of $0.5 million. These costs are included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations.

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

We recorded a pre-tax gain of approximately $1.1 million on the sale of the test handler product line in the quarter ended June 30, 2014 as follows (in thousands):

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

As a result of the divestitures of our businesses in Minnesota, we determined that ATRM will not receive economic benefit from its facility, copier and IT equipment leases at the North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). Based on an analysis of future projected net cash flows, including costs for the facility, copiers and computer network contracts that will continue to be incurred without economic benefit to ATRM and income we expect to receive from the sublease agreements with Cascade and BSA, we determined the net settlement value of the liability related to these contracts to be $264,000 at April 22, 2014. Therefore, we recorded a charge for this amount in the quarter ended June 30, 2014. This charge is included in income (loss) from discontinued operations in our condensed consolidated statement of operations. As of September 30, 2014, the accrued facility expense amounted to $226,000, which amount is in “Other accrued liabilities” in our condensed consolidated balance sheet.

Condensed operating results for the test handler and RTP product lines are presented as discontinued operations in our consolidated statements of operations and are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$—	$751	$2,376	$3,142
Costs and expenses:
Cost of sales	—	792	1,400	2,719
Operating expenses	—	413	779	2,092
Total costs and expenses	—	1,205	2,179	4,811
Income (loss) from discontinued operations	—	(454)	197	(1,669)
Gain on sale of discontinued operations	—	1,021	1,128	1,021
Income (loss) before income taxes	—	567	1,325	(648)
Income tax expense	—	—	(464)	—
Income (loss) from discontinued operations	$—	$567	$861	$(648)

5.	FAIR VALUE MEASUREMENTS

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

The carrying amounts of our cash equivalents, accounts receivable, costs in excess of billings and estimated profit, other current assets, trade accounts payable, billings in excess of costs and estimated profit, and accrued expenses at September 30, 2014 approximate fair value due to the short term maturities of these instruments.

Financial assets reported at fair value on a recurring basis include the following at September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line (1):
Current portion	$—	$—	$1,000
Noncurrent portion	—	—	1,200
Total	$—	$—	$2,200

(1)	The contingent earn-out receivable represents a royalty stream payable to ATRM in connection with the transfer of our test handler product line to BSA on April 22, 2014 as discussed in Note 4. The first royalty payment covering the period April 22, 2014 through December 31, 2014 was due on March 1, 2015. As disclosed in Note 4, this initial payment amounted to approximately $0.8 million and was received in January 2015. Subsequent payments are due 60 days after the end of each calendar quarter. We determined the fair value of the contingent earn-out receivable as of the closing date and reassess the fair value each quarter. The initial fair value of the royalty stream was determined to be $2.2 million as of April 22, 2014, which was determined using discounted cash flow techniques. The key assumption in our fair value assessment was the projected amount and timing of future qualified sales from the test handler product line. We reassessed the fair value as of September 30, 2014 and determined it to be $2.2 million at that date.

Assets reported at fair value on a nonrecurring basis include the following at September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total Gains (Losses)

Goodwill (1)	$—	$—	$1,733	$(3,705)

(1)	The goodwill was recorded in connection with the KBS acquisition on April 2, 2014 as disclosed in Notes 3 and 7. We recorded an impairment charge of $3.7 million in the nine month period ended September 30, 2014 as described in Note 7.

The following table summarizes the activity for our Level 3 assets measured on a recurring basis (in thousands):

	Earn-Out Receivable (1)	Earn-Out Receivable (2)

Balance at December 31, 2013	$325	$—
Add – fair value at closing of transfer of test hander product line on April 22, 2014		2,200
Add - increase based on reassessments (included in earnings)	103	—

Settlement	(428)	—

Balance at September 30, 2014	$—	$2,200

(1)	Earn-out receivable related to the sale of our RTP product line (see Note 4).

(2)	Earn-out receivable related to the transfer of our test handler product line (see Note 4).

The following table summarizes the activity for our Level 3 assets measured on a nonrecurring basis (in thousands):

Goodwill

Balance at December 31, 2013	$—
Add – goodwill recorded on April 2, 2014 in connection with KBS acquisition	5,438

Subtract – goodwill impairment recorded at June 30, 2014 (included in earnings)	(3,705)

Balance at September 30, 2014	$1,733

Quantitative information about Level 3 fair value measurements on a recurring basis at September 30, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable (royalty stream)	Discounted cash flow	Revenue during royalty period	$33 million
		Performance weighted average	60% to 125%

Quantitative information about Level 3 fair value measurements on a nonrecurring basis at September 30, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Revenue growth rates	-8% to 3%
		Undiscounted cash flows	$11 million
		Discount rate	20%

6.	INVENTORIES

Inventories are comprised of the following at September 30, 2014 (in thousands):

Raw materials	$1,939
Finished goods	207
Total inventories	$2,146

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following at September 30, 2014 (in thousands):

Indefinite-lived intangible assets:
Goodwill	$1,733
Trademarks	290
Total indefinite-lived intangible assets	2,023

Finite-lived intangible assets:
Customer relationships	1,420
Purchased backlog	990
Total	2,410
Less – accumulated amortization	(842)
Total finite-lived intangible assets	1,568

Total intangible assets, net	$3,591

As described in Note 3, we recorded goodwill of $5.4 million in connection with the KBS acquisition on April 2, 2014. We evaluated the KBS goodwill for impairment at June 30, 2014 and determined it was impaired. Accordingly, we recorded an impairment charge of $3.7 million in the quarter ended June 30, 2014 to reduce goodwill to its implied value of $1.7 million.

The change in the carrying amount of goodwill for the nine months ended September 30, 2014 is summarized below (in thousands):

Goodwill balance at December 31, 2013	$—
Add – goodwill recorded on April 2, 2014 in connection with KBS acquisition	5,438
Subtract – goodwill impairment recorded at June 30, 2014 (included in earnings)	(3,705)

Goodwill balance at September 30, 2014	$1,733

Amortization expense amounted to $0.2 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2014 (three months)	$200
2015	303
2016	203
2017	203
2018	203
Thereafter	456
Total	$1,568

8.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows at September 30, 2014 (in thousands):

Costs incurred on uncompleted contracts	$17,296
Inventory purchased for specific contracts	1,073
Estimated profit	2,464
20,833
Less billings to date	(18,704)
Total	$2,129

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$2,573
Billings in excess of costs and estimated profit	(444)
Total	$2,129

The Company has approximately $11.1 million of work under contract remaining to be recognized at September 30, 2014.

9.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable of $5.3 million at September 30, 2014 includes retainage amounts due to subcontractors totaling $0.4 million.

10.	NOTES PAYABLE

On April 2, 2014, as partial consideration for the KBS acquisition described in Note 3, we issued to the seller an unsecured promissory note in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014. On September 18, 2014 we entered into an agreement with the noteholder to extend the maturity date to December 1, 2014 with all other terms of the note remaining unchanged. The Company was unable to repay the note on that date and it remains unpaid as of the date of this report. Under the terms of the note, the holder has a right to charge interest at 10.0% per annum for any period during which we are in default, including from December 1, 2014 through the date of this report. The Company is seeking to renegotiate the terms or obtain alternative financing to repay the note, but there can be no assurance we will be able to do so under terms that are favorable to us or at all.

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013

Accrued facility expenses (see Note 4)	$226	$—
Accrued interest expense	326	—
Accrued sales taxes	874	—
Accrued health insurance costs	236	—
Accrued sales rebates	251	—
Accrued warranty	47	—
Other	186	130
Total other current accrued liabilities	$2,146	$130

Changes in accrued warranty are summarized below (in thousands):

	Three Months ended September 30, 2014	Nine Months ended September 30, 2014

Accrual balance, beginning of period	$52	$—
Accrual assumed in KBS acquisition	—	47
Accruals for warranties	20	58
Settlements made	(25)	(58)
Accrual balance, end of period	$47	$47

12.	LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2014 (in thousands):

April 2014 LSVI Promissory Note payable to related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	$6,000

LSVI Convertible Promissory Note payable to related party, unsecured, interest of 5% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	500

Promissory Notes payable to related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (2)	4,500

Notes payable, secured by equipment, interest rates from 5.0% to 9.5%, with varying maturity dates through September 2018	97

Total long-term debt	11,097
Current portion	(45)
Noncurrent portion	$11,052

(1)	In order to finance the KBS acquisition described in Note 3, on April 1, 2014, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “April 2014 LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by ATRM in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSVI’s option, the unpaid principal amount of the LSVI Convertible Promissory Note could be converted into shares of our common stock at $4.66 per share, the consolidated closing bid price of our shares on the Nasdaq Capital Market on the trading date immediately preceding the date the note was issued. As described in Note 15, on October 7, 2014 the LSVI Convertible Promissory Note was converted into 107,297 shares of the Company’s common stock. ATRM may prepay the April 2014 LSVI Promissory Note at any time after a specified amount of advance notice to LSVI.

On May 9, 2014, as provided for in the Securities Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LSVI. The Registration Rights Agreement provides LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the shares of our common stock issuable upon the conversion of the LSVI Convertible Promissory Note.

(2)	In order to provide additional working capital to ATRM, we entered into two Securities Purchase Agreements with LSV Co-Invest pursuant to which it purchased unsecured promissory notes made by ATRM. Each of the notes bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the April 2014 LSVI Promissory Note. The promissory notes issued to LSV Co-Invest are listed below:

●	$2.5 million promissory note dated July 21, 2014.

●	$2.0 million promissory note dated September 19, 2014

LSVI owned 60,588 shares of our common stock as of September 30, 2014. Following the conversion of the LSVI Convertible Promissory Note on October 7, 2014, LSVI owned 167,885 shares of our common stock, or approximately 14.1% of our outstanding shares. LSVI was granted a waiver under our Tax Benefits Preservation Plan to permit the purchase and conversion of the LSVI Convertible Promissory Note.

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

13.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

The following table summarizes stock option activity under our stock incentive plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	88,384	$10.96
Options forfeited	(7,601)	7.75
Options expired	(42,283)	10.33
Outstanding, September 30, 2014	38,500	$12.27	2.20 years	$0

Exercisable, September 30, 2014	38,500	$12.27	2.20 years	$0

All stock options outstanding at September 30, 2014 are nonqualified options that expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on September 30, 2014.

ATRM uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards.

Share-based compensation expense included in our condensed consolidated statements of operations was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Cost of sales	$—	$—	$—	$—
Selling, general and administrative	—	5	—	78
Income (loss) from discontinued operations	—	8	5	94
Total share-based compensation expense	$—	$13	$5	$172

14.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” We record a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded a full valuation allowance in 2009 because we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position at that time. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We are presenting a $464,000 income tax benefit on the statement of operations for the nine month period ended September 30, 2014. The presented benefit is an offset to the tax provision effect we are presenting within discontinued operations for the same time period.

15.	SUBSEQUENT EVENTS

On October 7, 2014, LSVI converted the $0.5 million LSVI Convertible Promissory Note described in Note 12 into 107,297 shares of the Company’s common stock.

On October 10, 2014, as disclosed in Note 4 to the condensed consolidated financial statements, we received a payment of $0.4 million from Cascade Microtech, Inc. (“Cascade”) in settlement of all remaining amounts owed to us related to the sale of our reliability test product line to Cascade.

On December 30, 2014 we repaid $1.0 million principal amount of the April 2014 LSVI Promissory Note described in Note 12, which reduced the principal amount owing under such note to $5.0 million at December 31, 2014. The Company subsequently issued a new promissory note for $1.0 million to LSVI on February 25, 2015 as described below.

On January 23, 2015, as disclosed in Note 4 to the condensed consolidated financial statements, we received a payment of approximately $0.8 million from Boston Semi Automation LLC, or BSA, for royalties earned during the period April 22, 2014 through December 31, 2014 in connection with the transfer of our test handler product line to BSA.

On February 25, 2015, in order to provide additional working capital to ATRM, we entered into a Securities Purchase Agreement with LSVI pursuant to which LSVI purchased an unsecured promissory note made by ATRM in the principal amount of $1.0 million. The note bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amount, the terms of the promissory note are identical to the terms of the April 2014 LSVI Promissory Note.

Jeffrey E. Eberwein, the Company’s Chairman of the Board, is the founder and Chief Executive Officer of Lone Star Value Management, LLC, the investment manager of LSVI, and is the manager of Lone Star Value Investors GP, LLC, the general partner of LSVI.

ATRM’s entry into the securities purchase agreement with LSVI was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

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

Forward-Looking Statements

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, our Quarterly Report on Form 10-Q/A for the period ended June 30, 2014 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Recent Developments

Prior to April 2014, ATRM was a manufacturer of a variety of equipment used in the semiconductor industry. In July 2013, we sold the assets related to our reliability test (“RTP”) line of products to Cascade Microtech, Inc., a semiconductor equipment manufacturer based in Beaverton, Oregon (“Cascade”), and in April 2014 we transferred our test handler product line to Boston Semi Automation LLC, a semiconductor equipment company based in Boston, Massachusetts (“BSA”). On April 2, 2014, we purchased substantially all of the assets of KBS Building Systems, Inc. and certain of its affiliates related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Our wholly-owned subsidiaries, KBS Builders, Inc. and Maine Modular Haulers, Inc. (collectively “KBS”), operate the acquired business. Following these transactions, KBS represents ATRM’s sole operating business. Operating results related to the RTP and test handler product lines have been reclassified and presented as discontinued operations for all periods presented. Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only, since comparison to prior periods would not be meaningful.

Overview

The Company’s KBS operation manufactures modular buildings for commercial and residential applications. Commercial buildings include apartments, condominiums, townhouses, dormitories, hospitals, office buildings and other structures. The buildings are manufactured in two production facilities located in South Paris and Waterford, Maine.

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

KBS’s customers include builders, general contractors and owners of commercial buildings. Except for a small number that are sold directly, single family homes are sold by a network of non-exclusive dealers and contractors in New England. Many of these dealers and contractors have KBS model homes on display at their retail centers. Our sales team works to attract new architects and contractors in New England who need the flexibility that KBS offers. Our competitive strategy is to offer a superior product unique to the project’s requirements, provide value with our engineering and design expertise, and provide the product in the timeframe needed by the customer.

Critical Accounting Estimates

The Company’s critical accounting policies are disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 and as updated in our Quarterly Report on Form 10-Q/A for the period ended June 30, 2014 as a result of our acquisition of the assets and liabilities related to the operations of KBS and the divestiture of our test handler product line.

Results of Operations

Net Sales. Net sales were $22.7 million for the nine months ended September 30, 2014, which included sales of $12.4 million and $10.3 million for the three month periods ended June 30, 2014 and September 30, 2014, respectively. Sales of commercial structures and single family homes represented approximately 61% and 39% of total net sales, respectively, for the period April 2, 2014 through September 30, 2014. Net sales from continuing operations were zero for the comparable periods of the prior year as we divested the operating businesses we owned in 2013.

Cost of Sales. Cost of sales amounted to $9.8 million and $21.4 million for the three and nine months ended September 30, 2014, respectively, compared with zero for the same periods in the prior year as we divested the operating businesses we owned in 2013.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2014 were $4.4 million compared with $2.1 million for the comparable period in 2013, an increase of $2.3 million. Approximately $2.1 million of the increase was attributable to KBS operations which we acquired on April 2, 2014, including $1.3 million of KBS operating expenses and $0.8 million of amortization expense related to the acquired intangible assets. In addition, our expenses for professional services increased approximately $0.5 million over the same period in the prior year primarily due to costs associated with the acquisition of KBS and the divestiture of our test handler product line which was partially off-set by lower compensation expenses. SG&A expenses for the three months ended September 30, 2014 were $1.1 million compared with $0.6 million for the comparable period in 2013, an increase of $0.5 million. Approximately $0.8 million of the increase was attributable to our acquisition of KBS, including $0.6 million of KBS operating expenses and $0.2 million of amortization expense related to the acquired intangible assets which were partially offset by decreases in compensation expense and professional fees.

Goodwill Impairment Charge. We completed a goodwill impairment assessment at June 30, 2014 and determined that the carrying value of goodwill exceeded its fair value by $3.7 million at that date. Accordingly, we recorded a goodwill impairment charge in the amount of $3.7 million in the quarter ended June 30, 2014.

Change in Fair Value of Contingent Earn-Out. Change in fair value of contingent earn-out of $0.1 million for the nine month period ended September 30, 2014 represented an increase in the fair value of the earn-out receivable related to the sale of our RTP line of products. The increase in the earn-out receivable was based on reassessments of its fair value at March 31, 2014 and June 30, 2014 and resulted from our analysis of updated revenue information reported to us by the purchaser of the business and final settlement of this contingency.

Interest Expense. Interest expense amounted to $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, and consisted of interest related to the debt we incurred to finance the KBS acquisition in April 2014 as described in Note 12 to our unaudited condensed consolidated financial statements. Interest income for all periods presented and interest expense for the three and nine months ended September 30, 2013 were not significant.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.  Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded no income tax expense or benefit for the three and nine month periods ended September 30, 2014 and 2013. The income tax expense attributed to discontinued operations for the nine month period ended September 30, 2014, calculated using a 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations. In July 2013 we sold the assets related to our RTP line of products to Cascade and in April 2014 we transferred our test handler product line to BSA. In accordance with ASC 205-20, “Discontinued Operations,” results related to RTP and test handler operations have been reclassified and presented as discontinued operations for all periods reported. Condensed results of discontinued operations are summarized in Note 4 to our unaudited condensed consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $0.6 million in the nine months ended September 30, 2014.

Cash flows used in operating activities. In the nine months ended September 30, 2014, cash flows used in operating activities were $4.6 million, consisting primarily of our net loss of $7.0 million (excluding a $1.1 million pre-tax gain on the sale of our test handler product line) and approximately $2.1 million in working capital changes, partially offset by a $3.7 million non-cash goodwill impairment charge and $1.0 million in non-cash depreciation and amortization expense. Working capital changes using cash included increases of $0.6 million in accounts receivable and $2.0 million in costs and estimated profit in excess of billings and a decrease of $1.3 million in accounts payable, partially offset by decreases of $0.5 million in inventories and $0.3 million in other current assets and a $1.0 million increase in other accrued liabilities. The increase in accounts receivable and costs and estimated profit in excess of billings were primarily attributed to three new commercial projects started in the quarter ended September 30, 2014. The decrease in accounts payable reflected increased payments to suppliers after we received additional debt financing in July and September of 2014. The decrease in inventories was primarily attributed to the sale of seven VMAX test handlers prior to the transfer of our test handler product line to BSA in April 2014. The increase in other accrued liabilities included increases of $0.2 million in accrued facility expenses, $0.3 million in accrued sales taxes and $0.3 million in accrued interest expense. In the nine months ended September 30, 2013, cash flows used in operating activities were $2.6 million, consisting primarily of our net loss of $3.8 million (excluding a $1.0 million pre-tax gain on the sale of our RTP product line) and $0.2 million in working capital changes, partially offset by $1.4 million in non-cash expenses. Non-cash expenses included charges for excess and obsolete inventories of $1.2 million and share-based compensation expense of $0.2 million. Working capital changes using cash included a $0.2 million increase in accounts receivable, a $0.2 million decrease in accrued compensation, and a $0.2 million decrease in other accrued liabilities, partially offset by a $0.2 million decrease in inventories and a $0.2 million increase in accounts payable.

Cash flows generated by (used in) investing activities. In the nine months ended September 30, 2014, cash flows used in investing activities were approximately $4.3 million, which consisted of the $4.6 million net cash portion of the purchase price paid in connection with our acquisition of KBS ($5.0 million paid at closing less $0.4 million of cash acquired), partially offset by approximately $0.4 million received in final settlement of the contingent earn-out in connection with our sale of our RTP product line to Cascade. In the nine months ended September 30, 2013, cash generated from investing activities amounted to $1.6 million, consisting primarily of the net proceeds from the sale of our RTP product line in July 2013.

Cash flows provided by financing activities. In the nine months ended September 30, 2014, cash flows generated by financing activities were approximately $9.6 million, which consisted primarily of the $11.0 million in financing received from the sale of promissory notes as described in Note 12 to our unaudited condensed consolidated financial statements, less $1.4 million of KBS debt that was assumed and paid at the closing of the KBS transaction. Cash flows used in financing activities in the nine months ended September 30, 2013 were not significant.

Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, debt financings and our existing cash and cash equivalents. In recent years, we have incurred significant losses that have been primarily attributed to the operations of our test handler product line and significant legal expenses related to litigation. Since July of 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of our RTP product line in July 2013 and our test handler product line in April 2014. Also in April 2014, we acquired KBS, a business that manufactures modular housing units for commercial and residential applications, because we believe there is significant growth opportunity within the industry and it provides ATRM with the potential to return to profitability. We are working to implement strategies to improve profitability at KBS, including management changes and the implementation of improved processes, operating and financial reporting and controls. However, there can be no assurance that the acquisition of KBS will lead to sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

As of September 30, 2014, our cash on hand amounted to $1.9 million and our interest-bearing debt totaled $16.6 million. As of the date of this report, our interest-bearing debt totaled approximately $16.1 million, including a $5.5 million promissory note held by the seller in the KBS acquisition (the “KBS Note”), $6.0 million owed to Lone Star Value Investors, LP (“LSVI”) and $4.5 million owed to Lone Star Value Co-Invest I, LP (“LSV Co-Invest”). This indebtedness is described in detail in Note 12 to our unaudited condensed consolidated financial statements. The Company is largely dependent on LSVI and LSV Co-Invest to fund its working capital needs. We intend to pursue new financing to replace the KBS Note and all or a portion of the debt owing to LSVI and LSV Co-Invest and to provide for our general working capital needs. However, there can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to meet our net cash requirements. In addition, in order to execute our long-term growth strategy, which may include additional acquisitions, we may need to raise additional funds through public or private equity offerings, debt financings, or other means.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Notes 3 and 4 to our accompanying condensed consolidated financial statements, in April 2014 we acquired the assets and liabilities related to the operations of KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Due to the lack of adequate processes, procedures and controls at KBS, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 and we have a material weakness in our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Promissory Note, dated July 21, 2014. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed July 25, 2014)
4.2	Promissory Note, dated September 19, 2014. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 22, 2014)
10.1	Securities Purchase Agreement, dated July 21, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 25, 2014)
10.2	Securities Purchase Agreement, dated September 19, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2014)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

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

ATRM HOLDINGS, INC.
(Registrant)

Date: April 21, 2015	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: April 21, 2015	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Promissory Note, dated July 21, 2014. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed July 25, 2014)
4.2	Promissory Note, dated September 19, 2014. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 22, 2014)
10.1	Securities Purchase Agreement, dated July 21, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 25, 2014)
10.2	Securities Purchase Agreement, dated September 19, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 22, 2014)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

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

