Form 10-K
period 2014-12-31
ATRM Holdings, Inc.
filed 2015-05-12
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-22166

ATRM Holdings, inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1439182
(State of incorporation)	(I.R.S. employer identification no.)

3050 Echo Lake Avenue, Suite 300
Mahtomedi, Minnesota	55115
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (651) 704-1800

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the Registrant (based upon the closing price of the common stock at that date as reported by The Nasdaq Stock Market LLC), excluding outstanding shares beneficially owned by directors and executive officers, was $5,252,865.

As of May 12, 2015, 1,186,473 shares of common stock of the Registrant were outstanding.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “ATRM”, the “Company”, “we”, “us” and “our,” refer to ATRM Holdings, Inc. and its consolidated subsidiaries and their respective predecessors, and references to “KBS” refer to our modular housing business operated by our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. These forward-looking statements are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those identified in “Risk Factors” in this report, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 1. BUSINESS.

Overview

Through KBS, we manufacture modular buildings for commercial and residential applications. Commercial buildings include apartments, condominiums, townhouses, dormitories, hospitals, office buildings and other structures. The buildings are manufactured in two production facilities located in South Paris and Waterford, Maine. Our strategy is to offer top quality products for both commercial and residential buildings, with a focus on customization to suit the project requirements, to customers including builders, general contractors and owners of commercial buildings.

Our common stock, par value $0.001 per share, is quoted on the Nasdaq Capital Market under the symbol “ATRM”.

We were incorporated in Minnesota in December 1982 as “Aetrium Incorporated”. Effective December 5, 2014, our name was changed to “ATRM Holdings, Inc.”. Our corporate executive offices are located at 3050 Echo Lake Avenue, Suite 300, Mahtomedi, Minnesota 55115. Our telephone number is (651) 704-1800. Our website address is www.atrmholdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our website at www.atrmholdings.com, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K.

Recent Developments

Prior to April 2014, we were a manufacturer of a variety of equipment used in the semiconductor industry. In July 2013, we sold the assets related to our reliability test (“RTP”) line of products to Cascade Microtech, Inc., a semiconductor equipment manufacturer based in Beaverton, Oregon (“Cascade”), and in April 2014 we transferred our test handler product line to Boston Semi Automation LLC, a semiconductor equipment company based in Boston, Massachusetts (“BSA”), in return for a future stream of earn-out payments based on the product line’s revenues. On April 2, 2014, we purchased substantially all of the assets and assumed certain liabilities of KBS Building Systems, Inc. and certain of its affiliates related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. KBS now operates the acquired business. Following these transactions, KBS represents our sole operating business.

Products and Strategy

KBS is a Maine-based manufacturer that started business in 2001 as a builder of modular homes. In 2008, KBS began building modular multi-family housing units. In subsequent years, KBS expanded its product offerings to include a variety of commercial buildings including apartments, condominiums, townhouses, dormitories, hospitals, office buildings, and other structures. The structures are built inside our climate-controlled factories and transported to the site where they are set and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the modules meet all local building codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold due to materials absorbing moisture from rain or snow; reduced site work; reduced vandalism and attrition, as the building is immediately secured; and a significant reduction in overall project time.

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

Customers

Our customers include builders, general contractors and owners of commercial buildings. We rely on a limited number of customers for a substantial percentage of our net sales. In 2014, our top three customers, each of which is a general contractor for commercial construction in the New England area, accounted for 22%, 17%, and 11% of our net sales, respectively.

Competition

KBS is a regional manufacturer of modular housing units. We compete for sales based on price, delivery, and our unique ability to customize to the customer’s specific needs. Our market is the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). Several modular manufacturers are located in these New England states and in nearby Pennsylvania. Some competitors have manufacturing locations in Canada and ship their products to the United States.

Our largest competitor in New England is Excel Homes which is a subsidiary of Innovative Building Systems (“IBS”). IBS owns several brand name modular manufacturers and has manufacturing locations in Maine and Pennsylvania. Modular manufacturers owned by IBS include Keiser Homes, Excel Homes, All American Homes, Future Home Technology, Inc., HandCrafted Homes, and Modukraft Homes. Other competitors include Maple Leaf Homes (Canada), Pennwest Homes, Champion Home Builders, Muncy Homes, and Professional Building Systems.

Manufacturing and Supplies

Our manufacturing operations are based in Maine. KBS owns two manufacturing plants; a 90,000 square foot facility in South Paris, Maine and a 60,000 square foot facility in Waterford, Maine. Lumber and supplies for both facilities are purchased from our main location in South Paris. Homes and buildings are manufactured in climate controlled facilities. We emphasize quality and conformance to all the local building codes where the home or building will be located. Independent building code inspectors are on site almost daily inspecting every stage of the manufacturing process.

Lumber costs are subject to market fluctuations. Some of our required construction materials are only available through limited sources in New England. KBS can source such items from other parts of the country if a New England supplier is unable to provide the material. We do not maintain long-term agreements with our suppliers and we purchase all of the materials used in our products through individual purchase orders. KBS keeps a limited inventory of most commonly used materials on hand at both locations.

Sales and Marketing

For the period from April 2, 2014, the date of the acquisition, through December 31, 2014, sales of commercial structures and single family homes represented approximately 55% and 45% of total net sales, respectively. In 2014, all sales were shipped within the United States. To date, KBS has made no international sales.

We market our products through direct sales people and through a network of independent dealers and contractors in New England. Our direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general conditions for each project. We also have a group of three employees who market single family homes directly to the public using model homes on our site in South Paris, Maine. Our sales people also work with independent dealers and contractors to accurately configure and place orders for single family homes for their end customers. Our network of independent dealers and contractors do not work with us exclusively, although many have KBS model homes on display at their retail centers. We do not assign exclusive territories to our independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.

Seasonality

Although modular construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, KBS’s operations can be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or single family home. Additionally, sales demand, especially for single family homes, generally weakens in the winter months, particularly in our region of the northeast USA. As a result, KBS experiences some seasonality, with the third quarter typically being the strongest demand period and the first quarter typically being the lowest demand period during the year.

Environmental

Our operations are subject to various federal, state, provincial and local laws, rules and regulations. We are subject to environmental laws, rules and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from the presence of, or exposure to, hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew permits.

Employees

As of December 31, 2014, we had 210 employees, 2 of whom were part-time. Of our 210 employees, 184 serve in manufacturing, 10 in sales, marketing, and customer service, and 16 in general administration and finance. None of our employees are represented by a labor union or subject to any collective bargaining agreement and we believe that our employee relations are satisfactory.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of operating losses and substantial indebtedness. Future cash flows from operations and financings may not be sufficient to enable us to meet our obligations under our indebtedness, which likely would have a material adverse effect on our business, financial condition, and results of operations.

We have incurred significant operating losses in recent years and, as of December 31, 2014, we had an accumulated deficit of approximately $70 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We have issued various unsecured promissory notes to finance our acquisition of KBS and provide for our general working capital needs. As of the date of this report, we had outstanding approximately $16.0 million principal amount of debt under promissory notes. This debt included approximately $5.5 million principal under a promissory note issued by our wholly-owned subsidiary KBS Builders, Inc. to the former owner of KBS as partial consideration for the acquisition (the “KBS Note”). We were unable to repay the KBS Note on its maturity date, December 1, 2014, and it remains unpaid as of the date of this report. Our debt also included $6.0 million principal amount of promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and $4.5 million principal amount of promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019.

Jeffrey E. Eberwein, our Chairman of the Board, is the founder and Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI, and is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I.

We are seeking to renegotiate the terms of the KBS Note and we intend to pursue new financing to replace the KBS Note and all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all. Until such time as we obtain such new financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as it pursues new financing.

As of December 31, 2014, we had cash and cash equivalents of $2.0 million. There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, including but not limited to our obligation to pay all principal and interest under the KBS Note. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

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

Since we transferred our business of designing, manufacturing, marketing, and servicing a variety of equipment used in the handling of integrated circuits to BSA on April 22, 2014, our ability to generate revenue from the transferred business is limited to the earn-out payments we will receive under the terms of our agreement with BSA. Under the terms of such agreement, no earn-out payments will be earned after December 31, 2018. There can be no assurances of BSA’s ability to generate revenue from the transferred business or of the amount of earn-outs that we will receive under such agreement.

We are dependent on our senior management team and other key employees.

Our success depends, to a significant extent, on our senior management team and other key employees, including the successful integration of KBS management into our senior management team and the ability of other personnel or new hires to effectively replace key employees who may retire or resign. Failure to retain our leadership team and attract and retain new leadership and other important personnel could lead to ineffective management and operations, which could materially and adversely affect our business and operating results.

The cyclical and seasonal nature of the modular housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The modular housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of financing for homebuyers and developers, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions (including inflation and recessions), and the availability of suitable home sites. As a result of the foregoing economic, demographic, and other factors, our revenues and operating results have been volatile, and we expect this volatility to continue in the future. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.

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

We found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014.

As disclosed in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2014 due to material weaknesses in our internal control over financial reporting related to inadequate accounting processes and internal control procedures. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.

We have a few customers that account for a significant portion of our revenues, and the loss of these customers, or decrease in their demand for our products, could have a material adverse effect on our results.

We rely on a limited number of customers for a substantial percentage of our net sales and accounts receivable. In 2014, our top three customers accounted for 22%, 17%, and 11% of our net sales, respectively, and our top four customers accounted for 27%, 12%, 10% and 10% of our accounts receivable, respectively. A reduction, delay, or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have an adverse impact on our operating results.

If we are unable to maintain or establish relationships with independent dealers and contractors who sell our homes, our revenue could decline.

During fiscal year 2014, approximately 45% of our sales (none of our commercial projects) were made through our network of independent dealers and contractors. As is common in the industry, our independent dealers may also sell homes produced by competing manufacturers and can cancel their relationships with us on short notice. In addition, these dealers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we are not able to maintain good relationships with our dealers and contractors or establish relationships with new solvent dealers or contractors, our revenue could decline.

Due to the nature of our business, many of our expenses are fixed costs and if there are decreases in demand for our products, it may adversely affect our operating results.

Many of our expenses, particularly those relating to properties, capital equipment, and certain manufacturing overhead items, are fixed in the short term. Reduced demand for our products causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margins and profitability.

Certain actions taken in connection with reducing operating costs may have a negative impact on our business.

In the event of a housing downturn and a decline in our revenues, we may implement cost reduction actions such as temporary factory shutdowns, workforce reductions, pay freezes and reductions, and reductions in other expenditures. In doing so, we will attempt to maintain the necessary infrastructures to allow us to take full advantage of subsequent improvements in market conditions. However, there can be no assurance that reductions we may make in personnel and expenditure levels and the loss of the capabilities of personnel we have terminated or may terminate will not inhibit us in the timely ramp up of production in response to improving market conditions.

Due to the nature of the work we perform, we may be subject to significant liability claims and disputes.

We engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes, as well as other claims. An unfavorable legal ruling against us could result in substantial monetary damages. Although we have adopted a range of insurance, risk management, safety, and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the fiscal year 2014 was approximately 17,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.

We have received notice from The NASDAQ Stock Market LLC (“Nasdaq”) that we are not in compliance with certain requirements for continued listing of our common stock on the Nasdaq Capital Market. If we are not able to regain compliance with such requirements within timeframes set by Nasdaq, or if we otherwise fail to comply with continued listing requirements, our common stock may be delisted.

On April 14, 2015, we received a letter from the Nasdaq Listing Qualifications Department stating that we did not meet the minimum of $2,500,000 in stockholders’ equity required for continued listing of our common stock on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), and that as of April 13, 2015, we did not meet the alternatives of market value of listed securities or net income from continuing operations, and therefore we are not in compliance with Rule 5550(b). We have 45 calendar days from the date of the letter to submit a plan to regain compliance. If Nasdaq accepts the plan, it may grant an extension through October 11, 2015 for us to evidence compliance. We are considering courses of action we may take to regain compliance and intend to submit a plan to Nasdaq within the required timeframe. However, there can be no assurance that our plan will be accepted or that if it is, that we will be able to implement the plan and regain compliance within the required timeframe.

On April 7, 2015, we received a separate letter from the Nasdaq Listing Qualifications Department stating that we are not in compliance with the requirement for continued listing of our common stock on the Nasdaq Capital Market under Nasdaq Listing Rule 5250(c)(1) because we had not yet filed with the SEC our Annual Report on Form 10-K for the period ended December 31, 2014, and our Quarterly Report on Form 10-Q for the period ended September 30, 2014. We previously submitted, and Nasdaq accepted, a plan for us to regain compliance with Nasdaq Listing Rule 5250(c)(1), as a result of which Nasdaq granted us an exception until May 13, 2015 to make all required filings with the SEC. In the letter, Nasdaq stated that we were required to submit an update to our original plan and inform Nasdaq of our progress made towards implementing the plan by no later than April 22, 2015. We submitted the update to Nasdaq within the required timeframe and as of the filing of this report have made all required filings with the SEC to date.

If we fail to regain compliance with, or otherwise fail to comply with, all applicable continued requirements, Nasdaq may determine to delist our common stock, which could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock and cause the market price of our common stock to decline.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. income tax purposes may be limited.

As of December 31, 2014, we had federal net operating loss (“NOL”) carryforwards of approximately $90 million and state NOL carryforwards of approximately $35 million. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

Our Amended and Restated Articles of Incorporation includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Further, any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. Additionally, we have adopted and our shareholders have approved a Tax Benefit Preservation Plan that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board of Directors.

Although these measures are intended to reduce the likelihood of an ownership change, we cannot assure you that they will prevent all transfers of our common stock that could result in such an ownership change. Further, these measures could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, ATRM or a large block of our common stock, which may adversely affect the marketability, and depress the market price, of our common stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our shareholders.

ITEM 2. PROPERTIES.

Our corporate executive office is located in a suburb of St. Paul, Minnesota where we lease office space on a month-to-month basis. We conduct our manufacturing, sales, marketing and service activities at facilities we own in South Paris, Maine (90,000 square feet) and Waterford, Maine (60,000 square feet). We consider our present facilities to be sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. UTHE filed an appeal on September 23, 2013 and the appeal is currently pending.

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

	Price Range
	Low	High
Year ended December 31, 2014
First Quarter	$4.65	7.66
Second Quarter	$4.30	6.10
Third Quarter	$4.30	5.62
Fourth Quarter	$2.61	4.32
Year ended December 31, 2013
First Quarter	$4.70	8.40
Second Quarter	$5.10	8.40
Third Quarter	$2.90	5.30
Fourth Quarter	$3.01	12.40

Holders

As of May 4, 2015, we had 26 shareholders of record.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Recent Developments

Prior to April 2014, we were a manufacturer of a variety of equipment used in the semiconductor industry. In July 2013, we sold the assets related to our RTP line of products to Cascade, and in April 2014 we transferred our test handler product line to BSA. On April 2, 2014, we purchased substantially all of the assets and assumed certain liabilities of KBS Building Systems, Inc. and certain of its affiliates related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. KBS now operates the acquired business. Following these transactions, KBS represents our sole operating business. Operating results related to the RTP and test handler product lines have been reclassified and presented as discontinued operations for all periods presented. Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only, since comparisons to prior periods would not be meaningful.

Results of Operations

Selected consolidated statement of operations data for 2014 and 2013 were as follows (dollars in thousands):

	2014		2013

Net sales	$33,058	100.0%	$—	—%

Cost of sales	32,590	98.6	—	—
Selling, general and administrative	5,778	17.5	2,575	—
Goodwill impairment charge	3,705	11.2	—	—
Total costs and expenses	42,073	127.3	2,575	—

Loss from continuing operations	$(9,015)	(27.3)%	$(2,575)	—

Net Sales

Our net sales by product line and as a percentage of total sales for 2014 were as follows (dollars in thousands):

	2014
Commercial Structures	$18,112	55%
Residential Homes	14,946	45
Total	$33,058	100%

Net sales from continuing operations were approximately $33.1 million in 2014, representing sales since April 2, 2014 by our KBS operations, which we acquired on that date. We divested all of the operating businesses we owned in 2013 and the results of such businesses in 2014 and 2013 are included in results from discontinued operations.

Cost of Sales

Cost of sales amounted to approximately $32.6 million in 2014, representing cost of sales since April 2, 2014 by our KBS operations, which we acquired on that date. We divested all of the operating businesses we owned in 2013 and the results of such businesses in 2014 and 2013 are included in results from discontinued operations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $5.8 million in 2014 compared with $2.6 million in 2013, an increase of $3.2 million. The increase was attributable to the KBS operations we acquired on April 2, 2014, including $2.2 million of KBS operating expenses and $1.0 million of amortization expense related to the acquired intangible assets. Expenses for professional services increased in 2014 by approximately $0.5 million over the prior year primarily due to costs associated with the acquisition of KBS and the divestiture of our test handler product line, which increase was partially offset by lower compensation expenses.

Goodwill Impairment Charge

We allocated the net purchase price of $10.1 million we paid for the KBS business to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of April 2, 2014, the acquisition date. We subsequently adjusted the estimated fair value of KBS’s net assets based on new information that became available to us, including independent appraisal information we received regarding the value of property, plant and equipment received in the acquisition. Based on the adjustment of the KBS purchase price allocation, we determined that it was more likely than not that the fair value of KBS’s goodwill was less than its carrying amount at June 30, 2014. We completed a goodwill impairment assessment and determined that the carrying value of goodwill exceeded its fair value by $3.7 million at that date. Accordingly, we recorded a goodwill impairment charge in the amount of approximately $3.7 million in the quarter ended June 30, 2014.

Change in Fair Value of Contingent Earn-Outs

Change in fair value of contingent earn-outs amounted to approximately $0.2 million and $0.3 million in 2014 and 2013, respectively. The $0.2 million increase in contingent earn-outs in 2014 included a $0.1 million increase in the fair value of the royalty stream related to the transfer of our test handler product line to BSA and a $0.1 million increase in the contingent earn-out related to the sale of our RTP product line to Cascade. The $0.3 million increase in 2013 represented an increase in the contingent earn-out related to the sale of our RTP product line to Cascade, resulting from a significant increase in RTP revenues in the fourth quarter of 2013 as reported to us by Cascade. The adjustments to the estimated fair values of contingent earn-outs were based on reassessments we performed at the end of each quarter.

Interest Expense

Interest expense amounted to approximately $0.8 million in 2014 and consisted primarily of interest related to the debt we incurred to finance the KBS acquisition in April 2014, as described in Note 15 to our Notes to Consolidated Financial Statements. Interest expense in 2013 and interest income for all periods presented was not significant.

Income Taxes

Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded no income tax expense or benefit in 2014 or 2013. Income tax expense of $464,000 attributed to discontinued operations in 2014, calculated using a 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations for the same time period.

Discontinued Operations

As discussed in Note 5 to our Notes to Consolidated Financial Statements, we sold the assets related to our RTP product line to Cascade on July 31, 2013 and we transferred the assets related to our test handler product line to BSA on April 22, 2014. The results related to those operations have been reclassified and presented as discontinued operations for all periods reported. Condensed results of discontinued operations are summarized below (in thousands):

	Years ended December 31,
	2014	2013

Net sales	$2,376	$3,868
Costs and expenses:
Cost of sales	1,400	3,100
Operating expenses	779	2,452
Total costs and expenses	2,179	5,552
Income (loss) from discontinued operations	197	(1,684)
Gain on sale of discontinued operations	1,128	1,021
Income (loss) before income taxes	1,325	(663)
Income tax expense	(464)	—
Income (loss) from discontinued operations	$861	$(663)

Liquidity and Capital Resources

As of December 31, 2014 and December 31, 2013, cash and cash equivalents were approximately $2.0 million and $1.3 million, respectively. As of December 31, 2014 and December 31, 2013, our accumulated deficit was approximately $70.3 million and $62.0 million, respectively.

Cash flows from operating activities. In 2014, cash used in operating activities was approximately $3.5 million, consisting primarily of our net loss from continuing operations of approximately $9.7 million (which is our net loss excluding a non-cash $1.1 million pre-tax gain on the sale of our test handler product line and a $0.2 million non-cash increase in fair value of contingent earn-out), partially offset by approximately $1.2 million in non-cash depreciation and amortization expense, a $3.7 million non-cash goodwill impairment charge, a $0.2 million non-cash provision for bad debts and approximately $1.0 million in working capital changes. Working capital changes generating cash included decreases of approximately $1.3 million in accounts receivable, $0.7 million in inventory, $0.3 million in other current assets and $0.3 million in noncurrent assets and a $1.3 million increase in other accrued liabilities, partially offset by an increase of approximately $1.2 million in costs and estimated profit in excess of billings and decreases of $1.4 million in accounts payable and $0.3 million in accrued compensation. The decrease in accounts receivable and increase in costs and estimated profit in excess of billings primarily reflected a relatively lower average percentage of completion of KBS commercial projects in progress at December 31, 2014 compared with that at April 2, 2014, the date of the KBS acquisition. The decrease in inventories was primarily attributed to the sale of seven test handlers prior to the transfer of our test handler product line to BSA in April 2014. The decrease in other current assets and other assets reflects primarily the collection of $0.4 million from Cascade related to the sale of our RTP product line. The increase in other accrued liabilities includes primarily a $0.6 million increase in accrued interest expense related to new debt incurred to fund the KBS acquisition and a $0.4 million increase in accrued sales taxes related to KBS sales. The decrease in accounts payable reflected increased payments to suppliers after we received additional debt financing in July and September of 2014. In the year ended December 31, 2013, cash used in operating activities was approximately $3.4 million, consisting primarily of our net loss of approximately $2.9 million and $0.5 million in working capital changes. Working capital changes using cash included a $0.1 million increase in accounts receivable and decreases of $0.2 million in accounts payable, $0.2 million in accrued compensation and $0.2 million in other accrued liabilities, partially offset by a $0.1 million decrease in inventories. The decrease in accounts payable reflected a decrease in legal expenses at the end of 2013 compared with the prior year and the decreases in accrued compensation and other accrued liabilities reflected the payment of deferred compensation and accrued retirement benefits, respectively, to former officers during 2013.

Cash flows from investing activities. Cash used in investing activities was approximately $4.4 million in 2014, which consisted of the $4.6 million net cash portion of the purchase price paid in connection with our acquisition of KBS ($5.0 million paid at closing less $0.4 million of cash acquired) and $0.2 million for the purchase of property and equipment, partially offset by approximately $0.4 million of contingent earn-out payments received in connection with the sale of our RTP product line to Cascade. In 2013, cash generated from investing activities amounted to approximately $1.6 million, consisting primarily of the net proceeds from the sale of our RTP product line to Cascade.

Cash flows from financing activities. Cash generated by financing activities was approximately $8.6 million in 2014, consisting primarily of the $11.0 million in financing received from the sale of promissory notes as described in Note 15 to our Notes to Consolidated Financial Statements, less approximately $1.4 million of debt that was assumed and paid at the closing of the KBS acquisition transaction and approximately $1.0 million in payments of long-term debt. Cash used in financing activities in 2013 was not significant.

Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, debt financings and our existing cash and cash equivalents. In recent years, we have incurred significant losses that have been primarily attributed to the operations of our test handler product line and significant legal expenses related to litigation. Since July of 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of our RTP product line in July 2013 and our test handler product line in April 2014. Also in April 2014, we acquired KBS, a manufacturer of modular housing units for commercial and residential applications, because we believe there is significant growth opportunity within the industry and it provides ATRM with the potential to return to profitability. However, there can be no assurance that the acquisition of KBS will lead to sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

As of December 31, 2014, our cash on hand amounted to $2.0 million and our interest-bearing debt totaled $15.0 million. As of the date of this report, our interest-bearing debt totaled $16.0 million, including the KBS Note of $5.5 million, $6.0 million owed to LSVI and $4.5 million owed to its affiliate LSV Co-Invest I. We are seeking to renegotiate the terms of the KBS Note and we intend to pursue new financing to replace the KBS Note and all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all. Until such time as we obtain such new financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as it pursues new financing.

There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, including but not limited to our obligation to pay all principal and interest under the KBS Note. In addition, in order to execute our long-term growth strategy, which may include additional acquisitions, we may need to raise additional funds through public or private equity offerings, debt financings, or other means.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014 or 2013.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies that require the most significant judgments and estimates used in the preparation of our consolidated financial statements are those related to revenue recognition, accounts receivable, inventories, business combinations, impairment of goodwill and indefinite-lived assets, impairment of long-lived assets with finite lives, contingent earn-outs, warranty obligations, self-insurance costs and income taxes.

Revenue Recognition

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

Application of the cost-to-cost percentage of completion method of accounting requires the use of estimates of costs to be incurred in completing our performance under a contract. The cost estimating process is based on the knowledge and experience of management and involves making significant judgments. Changes in contract performance, change orders, estimated profitability, final contract settlements and other factors may result in changes to estimated and actual costs and profit. The effects of such changes are recognized in the period in which the revisions are determined. In situations where the estimated cost to complete a contract indicates a loss will be incurred, the entire loss is recorded in the period in which it is estimated.

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

Inventories

Inventories consist primarily of lumber and other commodity-type building materials and are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Materials purchased and costs incurred for specific contracts are recorded in cost of sales when the related contract revenue is recognized. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand.

Business Combinations

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of KBS’s goodwill and trademarks during the second quarter of each fiscal year.

Impairment of Long-Lived Assets with Finite Lives

Long-lived assets held and used by us which have finite lives, including property, plant and equipment and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in our consolidated statements of operations during the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2014 or 2013.

Contingent Earn-outs

We record contingent earn-outs received in business divestitures at estimated fair value and re-assess the fair value quarterly. Adjustments to fair value are recorded in current period earnings. We determine the fair value of contingent earn-out consideration using discounted cash flow techniques based on all information available to us at the time, including estimates, assumptions and judgments we believe to be reasonable under the circumstances. Actual amounts realized may differ from those estimated.

Warranty Obligations

We accrue estimated warranty costs in the period that the related revenue is recognized. Our warranty cost estimates and warranty accrual requirements are determined based upon historical warranty experience and costs incurred in addressing product quality issues. Should product quality or cost factors differ from our estimates, adjustments to our warranty accrual may be required.

Self-Insurance Costs

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is included in our consolidated financial statements and the report of our independent registered public accounting firm, which are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the consolidated financial statements is included in Item 15(a)(1) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with oversight by the Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of this evaluation, certain material weaknesses in our internal control over financial reporting were identified, as discussed in detail below. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Description of Material Weakness

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above and Notes 4 and 5 to our Notes to Consolidated Financial Statements, in April 2014 we acquired the assets and assumed certain liabilities related to the operations of KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Due to the lack of adequate processes, procedures and controls at KBS, management concluded that we have material weaknesses in our internal control over financial reporting, and that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2014.  Specifically, material weaknesses were found in our financial reporting process with respect to (1) poor control over accounts payable cut-offs and (2) inadequate segregation of duties in certain accounting processes, including the cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

Remediation of Material Weakness

We are working to remediate these material weaknesses.  Since the April 2014 acquisition of KBS, we hired an additional accounting professional in July 2014 with relevant experience to assist in the effort to implement improvements at KBS.  We have implemented improvements in processes, procedures and controls, including in the areas of contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight.  We will continue to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the KBS acquisition that closed in the second quarter of 2014 and the generally weak controls at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position

Jeffrey E. Eberwein	44	Chairman of the Board

Daniel M. Koch	61	President, Chief Executive Officer and Director

Paul H. Askegaard	63	Chief Financial Officer, Treasurer, Secretary and Director

Morgan P. Hanlon	50	Director

Alfred John Knapp, Jr.	63	Director

Galen Vetter	63	Director

Jeffrey E. Eberwein joined our board of directors in January 2013. He is the founder and chief executive officer of Lone Star Value Management, LLC, an investment firm. Prior to founding Lone Star Value in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is Chairman of the Board of two other public companies: Digirad Corporation and Crossroads Systems, Inc. Mr. Eberwein also serves on the Board of Hudson Global, Inc. and Novation Companies, Inc. Mr. Eberwein previously served on the Board of The Goldfield Corporation from May 2012 until May 2013, On Track Innovations from December 2012 until March 2014, and NTS, Inc. from December 2012 until its sale to a private equity firm was completed in June 2014. Mr. Eberwein served on the Board of Hope for New York, a 501(c)3 organization dedicated to serving the poor in New York City from 2011 until 2014 where he was Treasurer and on the Executive Committee. Mr. Eberwein earned a MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. Mr. Eberwein brings to our board over twenty years of Wall Street experience and valuable public company and financial expertise, gained from both his employment history and directorships.

Daniel M. Koch has served as our President and Chief Executive Officer since November 15, 2013, and has served on our board since November 2013. Previous to that, Mr. Koch served as vice president – marketing since October 2012. From September 2010 until September 2012, Mr. Koch served as a Senior Account Manager for Delta Design – Rasco, a manufacturer of test handlers. From March 1991 to August 2010, Mr. Koch served as our vice president - worldwide sales. From March 1990 to March 1991, Mr. Koch served as the vice president of sales of Summation, Inc., a company involved with the testing of PC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as vice president of sales of Micro Component Technology, Inc. Mr. Koch’s extensive experience in sales and general management and knowledge of our products, our markets and our customers is invaluable to our board.

Paul H. Askegaard has served as our Chief Financial Officer since December 2013, our Secretary since November 2013, and our Treasurer since February 1992, and he has served on our board since November 2013. Previously, Mr. Askegaard served as our corporate controller from October 1986 to February 1992 and as our assistant secretary from May 2000 to November 2013. Mr. Askegaard received his Bachelor of Science degree from the University of North Dakota. Mr. Askegaard is a licensed certified public accountant (inactive). Mr. Askegaard’s financial expertise and his extensive knowledge of the financial aspects of the Company are also invaluable to our board.

Morgan P. Hanlon has served on our board since April 2014. Mr. Hanlon is the founder and since 2006 has served as the Managing Member of Casey Real Estate Investment, LLC, Casey Property Management, LLC and PhilMor Real Estate Investments, LLC, which acquire, own and operate commercial real estate, primarily in the self storage and multi-family sectors. Previously, Mr. Hanlon held investment banking positions with Wells Fargo Securities and Morgan Stanley. Mr. Hanlon earned a BS from the United States Military Academy at West Point and an MBA from the University of Pennsylvania, Wharton Graduate School of Business. Mr. Hanlon brings to our board financial and investment expertise and experience, as well as business analysis acumen and advanced financial literacy.

Alfred John Knapp, Jr. has served on our board since April 2014 and previously served on our board from January 2013 to March 2013. Mr. Knapp has served as the President, Chief Executive Officer and principal shareholder of Andover Group, Inc. since 1978. Andover’s two main business lines are real estate development and investment management. He also is a Partner at CCM Opportunistic Partners, an investment fund that invests with emerging managers. Previously, Mr. Knapp served as the Chief Executive Officer and a director of ICO, Inc. (NASDAQ: ICOC), a resin processor, from October 2005 to April 2010, when ICO was acquired by A. Schulman, Inc. He has served as a director of On Track Innovations Ltd. (NASDAQ: OTIV), a company principally engaged in the design and development of cashless payment solutions, since December 2012. Mr. Knapp is a CFA and has served as a trustee of Annunciation Orthodox School in Houston, and is currently a trustee of the Armand Bayou Nature Center. Mr. Knapp is an honors graduate of Williams College. Mr. Knapp’s extensive corporate and business strategy experience makes him a valuable asset to the board.

Galen Vetter joined our board of directors in January 2013. He is currently a private investor and professional corporate director.  In his career Mr. Vetter served as president of Rust Consulting, Inc. (December, 2008 - May, 2012), as global chief financial officer of Franklin Templeton Investment Funds (April, 2004 - November, 2008) and in numerous roles at McGladrey (June, 1973 - March, 2004). In addition to our board of directors, Mr. Vetter currently serves as a member on the Advisory Board of Directors of Land O’Lakes and serves on the Board of Directors of Alerus Financial, Crossroads Systems, Inc. and Hill Capital Corporation. Mr. Vetter is a licensed certified public accountant (inactive). Mr. Vetter is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. Mr. Vetter received his Bachelor of Science degree from the University of Northern Iowa. Mr. Vetter brings to our board diverse management experience including financial, analytical, information management, strategy and team development.  In addition to Mr. Vetter’s extensive financial experience, our board benefits from Mr. Vetter’s enterprise risk management and international business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of common stock and other equity securities of the Company. Such persons are required to furnish us with copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2014 fiscal year, except as follows: Galen Vetter filed a Form 4 on April 15, 2014 reporting one transaction that occurred on January 7, 2014 and Jeffrey E. Eberwein filed a Form 4 on April 4, 2014 reporting one transaction that occurred on April 1, 2014.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which covers a wide range of business practices and procedures and is intended to ensure to the greatest extent possible that our business is conducted in a consistently legal and ethical manner. The Code of Ethics is consistent with how we have always conducted our business and applies to all of our directors, officers and other employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is publicly available in the “About Us – Governance” section of our website at www.atrmholdings.com. We intend to promptly disclose on our website any grant of waivers from or amendments to a provision of the Code of Ethics following such amendment or waiver.

Board Committees

Our Board has three standing committees to assist it with its responsibilities. These committees are described below.

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Vetter, Hanlon and Knapp. Mr. Vetter currently serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the Exchange Act, based on their past business experience and financial certifications. The Audit Committee charter is posted in the “About Us – Governance” section of our website at www.atrmholdings.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Knapp, Eberwein and Vetter. Mr. Knapp currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “About Us – Governance” section of our website at www.atrmholdings.com.

Nomination and Corporate Governance Committee. The duties and responsibilities of the Nomination and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of shareholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nomination and Corporate Governance Committee are Messrs. Hanlon, Eberwein and Knapp. Mr. Hanlon currently serves as Chairman of the Nomination and Corporate Governance Committee. The Nomination and Corporate Governance Committee charter is posted in the “About Us – Governance” section of our website at www.atrmholdings.com.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2014 and December 31, 2013 earned by our named executive officers:

Name and Principal Position (1)	Year	Salary ($)	Total ($)
Daniel M. Koch	2014	128,743	128,743
President and Chief Executive Officer	2013	128,743	128,743

Paul H. Askegaard	2014	138,280	138,280
Chief Financial Officer, Treasurer and Secretary	2013	138,280	138,280

(1)	Mr. Koch was appointed President and Chief Executive Officer effective November 15, 2013. Mr. Askegaard was appointed Chief Financial Officer effective December 23, 2013.

Employment Agreements

Each of the Company’s current executive officers, Messrs. Koch and Askegaard, are employees “at will” and do not have employment agreements with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Daniel M. Koch	5,500	(2)	—	6.10	11/1/2017

Paul H. Askegaard	3,000	(3)	—	23.50	8/26/2015
	5,500	(4)	—	7.75	3/19/2017
	2,500	(5)	—	5.20	11/20/2017

(1)	All option share and exercise price amounts reflect the 1-for-10 reverse stock split we implemented effective October 11, 2013.

(2)	The stock option was granted on November 1, 2012. The stock option became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Koch’s change of control agreement.

(3)	The stock option was granted on August 26, 2010. The stock option became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(4)	The stock option was granted on March 19, 2012. The stock option became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(5)	The stock option was granted on November 20, 2012. The stock option became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

Potential Payments Upon Termination or Change-in-Control

Effective as of January 6, 2004, or upon their later employment, we entered into Change of Control Agreements (each a “Change of Control Agreement”) with certain of our executives, including the named executive officers, that provide for severance pay and other benefits in the event of a change of control. The Change of Control Agreements provide for severance payments of two times the executive’s annual base salary in the event the executive’s employment is terminated, either voluntarily with “good reason” or involuntarily, during the two-year period following a change of control. The severance payments are to be made over 24 months following the date of employment termination according to our regular payroll practices and policies. An executive receiving severance payments is also entitled to reimbursement of the employer portion of group medical and group dental premiums under COBRA continuation coverage. The Change of Control Agreements also provide for immediate vesting of all unvested options outstanding to the executive upon a change of control. In January 2008, the Change of Control Agreements were amended to conform to Section 409A of the Internal Revenue Code.

For purposes of the Change of Control Agreements, a change of control was deemed to occur upon:

●	the sale or other transfer of all or substantially all of our assets;

●	the approval by our shareholders of a liquidation or dissolution of the company;

●	any person, other than a bona fide underwriter, becoming the owner of more than 40% of our outstanding shares of Common Stock;

●	a merger, consolidation or exchange involving the company, but only if our shareholders prior to such transaction own less than 65% of the combined voting power of the surviving or acquiring entity following the transaction; or

●	the “continuity” members of our board, being the incumbent members of our board as of the end of 2012 and future members of our board who were approved by at least a majority of our continuity members, ceasing to constitute at least a majority of the board.

Effective March 13, 2013, we entered into an agreement with Concerned Aetrium Shareholders, a shareholder group, pursuant to which our Board was reconstituted to include three incumbent directors and three members of the shareholder group. This was deemed to constitute a change of control under the Change of Control Agreements, resulting in unvested options to purchase a total of 25,772 shares of our Common Stock held by executives becoming immediately and fully exercisable pursuant to the terms of the Change of Control Agreements.

Compensation of Non-Employee Directors

The following table sets forth the cash and non-cash compensation for our fiscal year ended December 31, 2014 awarded to or earned by our directors other than our named executive officers:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Jeffrey E. Eberwein	–	–
Morgan P. Hanlon	–	–
Alfred John Knapp, Jr.	–	–
Galen Vetter	2,500	2,500
Richard K. Coleman, Jr. (1)	2,500	2,500

(1)	Mr. Coleman, Jr. resigned from our board of directors in April 2014.

At the present time, our directors receive no cash compensation for their services as members of the Board, although their out-of-pocket expenses incurred on our behalf are reimbursed. Messrs. Vetter and Coleman received $2,500 each in cash as compensation for their service on a special committee of the Board created in connection with the KBS acquisition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of May 8, 2015, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;

●	each of our directors and named executive officers; and

●	all of our directors and executive officers as a group

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise set forth below, the address of the persons listed below is c/o ATRM Holdings, Inc., 3050 Echo Lake Avenue, Suite 300, Mahtomedi, Minnesota 55115, and each of the persons listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Amount		Percent of Class (1)
5% or Greater Shareholders Lone Star Value Investors, LP	167,885	(2)	14.1%
Directors and Named Executive Officers Jeffrey E. Eberwein	167,885	(3)	14.1%
Daniel M. Koch	5,510	(4)	*
Paul H. Askegaard	13,097	(5)	1.1%
Morgan P. Hanlon	—		—
Alfred John Knapp, Jr.	—		—
Galen Vetter	10,185		*

Executive officers and directors as a group (six persons)	196,677	(6)	16.3%

* Represents holdings of less than 1% of shares outstanding.

(1)	The applicable percentage of ownership for each beneficial owner is based on 1,186,473 shares of common stock outstanding as of May 8, 2015. Shares of our common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)	Represents 167,885 shares of common stock owned directly by LSVI. LSVGP is the general partner of LSVI. LSVM is the investment manager of LSVI. Jeffrey E. Eberwein, the Chairman of our Board of Directors, as the manager of LSVGP and sole member of LSVM, may be deemed the beneficial owner of these securities. Mr. Eberwein disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The principal business address of LSVI is 53 Forest Avenue, 1st Floor, Old Greenwich, Connecticut 06870.

(3)	Represents 167,885 shares of common stock owned directly by LSVI. Mr. Eberwein, the Chairman of our Board of Directors, as the manager of LSVGP and sole member of LSVM, may be deemed the beneficial owner of these securities. Mr. Eberwein disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.

(4)	Includes 5,500 shares of common stock issuable upon exercise of options.

(5)	Includes 11,000 shares of common stock issuable upon exercise of options.

(6)	Includes options to purchase 16,500 shares of common stock exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	38,500	$12.27	100,000
Equity compensation plans not approved by security holders	—	—	—

Total	38,500	$12.27	100,000

(1)	Our 2003 Stock Incentive Plan terminated on February 28, 2013. Therefore, there are no securities available for future issuance under this plan as of December 31, 2014. The 2014 Incentive Plan was approved by shareholders on December 4, 2014. There were no awards outstanding and 100,000 shares of common stock remained available for issuance under this plan as of December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions and Certain Relationships

Jeffrey E. Eberwein and Lone Star Value

In order to finance the KBS acquisition, on April 1, 2014, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “April 2014 LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by ATRM in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSVI’s option, the unpaid principal amount of the LSVI Convertible Promissory Note could be converted into shares of our common stock at $4.66 per share, the consolidated closing bid price of our shares on the Nasdaq Capital Market on the trading date immediately preceding the date the note was issued. On October 7, 2014 the LSVI Convertible Promissory Note was converted into 107,297 shares of the Company’s common stock. ATRM may prepay the April 2014 LSVI Promissory Note at any time after a specified amount of advance notice to LSVI. On December 30, 2014, a principal payment of $1.0 million was made on the LSVI Promissory Note.

On May 9, 2014, as provided for in the April 2014 Securities Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LSVI. The Registration Rights Agreement provides LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the shares of our common stock issuable upon the conversion of the LSVI Convertible Promissory Note.

In order to provide additional working capital to ATRM, we entered into two Securities Purchase Agreements with LSV Co-Invest I and one additional Securities Purchase Agreement with LSVI. Pursuant to these agreements, LSV Co-Invest I purchased for $2.5 million in cash, an unsecured promissory note, dated July 21, 2014, made by ATRM in the principal amount of $2.5 million, and for $2.0 million in cash, an unsecured promissory note, dated September 19, 2014, made by ATRM in the principal amount of $2.0 million, and LSVI purchased for $1.0 million in cash, an unsecured promissory note, dated February 25, 2015, made by ATRM in the principal amount of $1.0 million. Each of these notes bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the April 2014 LSVI Promissory Note.

Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as it pursues new financing as discussed in more detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Jeffrey E. Eberwein, our Chairman of the Board, is the founder and Chief Executive Officer of LSVM, the investment manager of LSVI, and is the manager of LSVGP, LLC, the general partner of LSVI and LSV Co-Invest I.

ATRM’s entry into the Securities Purchase Agreements with LSVI and LSV Co-Invest I were approved by a Special Committee of our Board consisting solely of independent directors.

Procedures for Review and Approval of Transactions with Related Parties

All transactions between us and any of our officers, directors, director nominees, principal shareholders or their immediate family members are required to be reviewed and approved by the Audit Committee. Such policy and procedures are set forth in the Audit Committee charter.

Director Independence

The Board has determined that all of our non-employee directors are independent within the meaning of SEC and Nasdaq rules. The Board has also determined that all directors serving on the Audit Committee, the Compensation Committee, and the Nomination and Corporate Governance Committee are independent within the meaning of SEC and Nasdaq rules with respect to membership on each such committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Boulay PLLP, our independent registered public accounting firm, for fiscal years 2014 and 2013. There were no other professional services rendered or fees billed by Boulay PLLP for fiscal year 2014 and 2013.

Services Rendered	2014	2013
Audit Fees(1)	$176,000	$50,000
Audit-Related Fees(2)	18,725	—
Tax Fees(3)	53,595	—
All Other Fees(4)	156,278	—

(1)	These fees include the audits of our annual consolidated financial statements for fiscal years 2014 and 2013 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q and 10-Q/A for fiscal year 2014.

(2)	These fees are related to an acquisition and divestiture in 2014 and consultations related to contingent consideration and discontinued operations.

(3)	These fees are related to the preparation of our 2013 federal and state income tax returns and consultations regarding Section 382 of the Code.

(4)	These fees are related to the audits of the historical financial statements of an acquired business.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firms are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firms in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee then serving pre-approved all services provided by Boulay PLLP in fiscal year 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements of Registrant.

The following Consolidated Financial Statements of ATRM Holdings, Inc. and the Independent Registered Public Accounting Firm’s Report thereon are included herein:

2.Financial Statement Schedule of Registrant.

None.

3. Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

If you are one of our shareholders and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to ATRM Holdings, Inc., 3050 Echo Lake Avenue, Suite 300, Mahtomedi, Minnesota 55115, Attn.: Shareholder Relations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of ATRM Holdings Inc.

We have audited the accompanying consolidated balance sheets of ATRM Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2014. ATRM Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATRM Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Minneapolis, Minnesota
May 12, 2015

ATRM Holdings, Inc.

Consolidated Statements of Operations

Year Ended December 31,	2014	2013
Net sales	$33,057,829	$—
Costs and expenses:
Cost of sales	32,589,668	—
Selling, general and administrative expenses	5,777,898	2,574,976
Goodwill impairment charge	3,704,978	—
Total costs and expenses	42,072,544	2,574,976
Loss from continuing operations	(9,014,715)	(2,574,976)
Other income (expense):
Change in fair value of contingent earn-outs	202,633	325,000
Interest expense, net	(844,228)	(2,947)
Loss from continuing operations before income taxes	(9,656,310)	(2,252,923)
Income tax benefit	464,000	—
Loss from continuing operations	(9,192,310)	(2,252,923)
Income (loss) from discontinued operations, net of income taxes	861,134	(662,522)
Net loss	$(8,331,176)	$(2,915,445)

Income (loss) per share – basic and diluted
Continuing operations	$(8.32)	$(2.09)
Discontinued operations	0.78	(0.61)
Net loss per share	$(7.54)	$(2.70)

Weighted average common shares outstanding – basic and diluted	1,104,457	1,078,249

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Balance Sheets

December 31,	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,995,849	$1,260,347
Accounts receivable, net of allowance for doubtful accounts of $800,000 at December 31, 2014	2,803,516	—
Costs and estimated profit in excess of billings	1,790,776	—
Inventories	1,936,316	—
Fair value of contingent earn-outs, current	1,200,000	325,000
Other current assets	117,034	322,542
Current assets – discontinued operations	—	2,386,144
Total current assets	9,843,491	4,294,033

Property, plant and equipment:
Land	857,700	—
Buildings and improvements	2,787,089	—
Equipment	1,318,964	—
Less: accumulated depreciation and amortization	(223,180)	—
Property, plant and equipment, net	4,740,573	—

Property and equipment, net – discontinued operations	—	81,347

Fair value of contingent earn-out, noncurrent	1,100,000	—
Goodwill	1,732,804	—
Intangible assets, net	1,687,858	—
Other assets	—	246,726
Total assets	$19,104,726	$4,622,106

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable	$5,500,000	$—
Current portion of long-term debt	45,000	—
Trade accounts payable	5,128,355	94,989
Billings in excess of costs and estimated profit	287,582	—
Accrued compensation	83,982	17,565
Other accrued liabilities	2,492,281	130,419
Current liabilities – discontinued operations	—	525,232
Total current liabilities	13,537,200	768,205

Long-term debt, less current portion	9,542,168	2,801

Commitments and contingencies (see Notes 16 and 17)

Shareholders’ equity (deficit):
Common stock, $.001 par value; 3,000,000 shares authorized; 1,186,473 and 1,078,176 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,186	1,079
Additional paid-in capital	66,335,511	65,830,184
Accumulated deficit	(70,311,339)	(61,980,163)
Total shareholders’ equity (deficit)	(3,974,642)	3,851,100
Total liabilities and shareholders’ equity (deficit)	$19,104,726	$4,622,106

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	1,078,176	$1,078	$65,643,400	$(59,064,718)	$6,579,760
Exercise of stock options	1,000	1	6,474	—	6,475
Share-based compensation expense	—	—	180,310	—	180,310
Net loss	—	—	—	(2,915,445)	(2,915,445)
Balance, December 31, 2013	1,079,176	1,079	65,830,184	(61,980,163)	3,851,100
Share-based compensation expense	—	—	5,434	—	5,434
Conversion of debt into common stock	107,297	107	499,893	—	500,000
Net loss	—	—	—	(8,331,176)	(8,331,176)
Balance, December 31, 2014	1,186,473	$1,186	$66,335,511	$(70,311,339)	$(3,974,642)

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013
Cash flows from operating activities:
Net loss	$(8,331,176)	$(2,915,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,244,199	67,871
Goodwill impairment charge	3,704,978	—
Share-based compensation expense	5,434	180,310
Gain on sale of discontinued operations	(1,128,327)	(1,021,297)
Change in fair value of contingent earn-out	(202,633)	(325,000)
Provision (credit) for bad debts	245,984	(25,000)
Provision for excess and obsolete inventories	—	1,177,000
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,308,735	(144,793)
Costs and estimated profit in excess of billings	(1,246,234)	—
Inventories	707,974	71,579
Other current assets	254,911	104,073
Other asset	347,890	11,181
Trade accounts payable	(1,419,061)	(195,788)
Billings in excess of costs and estimated profit	(24,703)	—
Accrued compensation	(289,166)	(207,796)
Other accrued liabilities	1,356,422	(153,503)
Net cash used in operating activities	(3,464,773)	(3,376,608)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,567,569)	—
Proceeds from earn-out consideration	427,633	—
Proceeds from sale of discontinued operations, net of transaction costs	—	1,650,732
Purchase of property and equipment	(215,174)	(4,082)
Net cash provided by (used in) investing activities	(4,355,110)	1,646,650
Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,000,000	—
Payment of debt assumed and paid at closing of business purchase	(1,401,206)	—
Proceeds from exercise of stock options	—	6,475
Principal payments on long-term debt	(1,043,409)	(29,322)
Net cash provided by (used in) financing activities	8,555,385	(22,847)
Net increase (decrease) in cash and cash equivalents	735,502	(1,752,805)
Cash and cash equivalents at beginning of year	1,260,347	3,013,152
Cash and cash equivalents at end of year	$1,995,849	$1,260,347

Supplemental cash flow information:
Promissory note payable to seller issued as partial consideration for purchase of business	$5,500,000	$—
Contingent earn-out receivable received as part of product line disposition	2,200,000	—
Conversion of promissory note to common stock	500,000	—
Cash paid for interest expense	174,196	4,451

Assets disposed of and liabilities transferred in connection with divestiture of product lines:
Accounts receivable	$—	$339,695
Inventories	1,196,914	833,623
Prepaid expenses	—	936
Equipment	72,470	17,143
Trade accounts payable	(116,011)	(49,962)
Other accrued liabilities	(81,700)	(12,000)
Holdback receivable recorded in other current assets	—	(300,000)
Holdback receivable recorded in other assets	—	(200,000)
Gain on sale	1,128,327	1,021,297
Proceeds received, net of transaction costs	$2,200,000	$1,650,732

Assets acquired and liabilities assumed in connection with purchase of business:
Accounts receivable	$4,062,164	$—
Costs and estimated profit in excess of billings	544,542	—
Inventories	1,766,218	—
Other current assets	34,316	—
Property, plant and equipment	4,748,579	—
Goodwill	5,437,782	—
Intangible assets	2,700,000	—
Other assets	101,164	—
Trade accounts payable	(6,313,867)	—
Billings in excess of costs and estimated profit	(312,285)	—
Accrued liabilities	(1,177,961)	—
Long-term debt	(1,523,083)	—
Purchase price	$10,067,569	$—

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description: References in the Notes to Consolidated Financial Statements to “ATRM,” “the Company,” “we” or “our,” unless the context otherwise requires, refer to ATRM Holdings, Inc. and its consolidated subsidiaries and their respective predecessors. ATRM has implemented significant strategic initiatives in the past several quarters intended to stabilize the Company and return it to profitability. In July 2013, as described in Note 5, we sold the assets related to our Reliability Test Products (“RTP”) line of products. On April 2, 2014, as described in Note 4, we acquired a business that manufactures modular housing units for commercial and residential applications (hereafter referred to as “KBS”). On April 22, 2014, as described in Note 5, we entered into an agreement to transfer the assets related to our test handler product line to a larger semiconductor equipment company in return for a future stream of earn-out payments based on the product line’s revenues. Following these transactions, KBS’s business of manufacturing modular housing units represents ATRM’s sole operating business. KBS is operated by our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. in two factories located in South Paris and Waterford, Maine.

Basis of Presentation: The consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: LIQUIDITY

We have incurred significant operating losses and, as of December 31, 2014, we had an accumulated deficit of approximately $70 million. In recent years, the losses have been primarily attributed to the operations of our former test handler product line operations and significant legal expenses related to litigation. There can be no assurance that the strategic initiatives described above will lead to sufficient revenue in the future to cover our expenses and achieve profitability for ATRM on a consistent basis or at all. In addition, we incurred substantial debt in connection with the acquisition of KBS. To finance the acquisition, we issued $6.5 million in promissory notes to Lone Star Value Investors, LP (“LSVI”) and a $5.5 million promissory note (the “KBS Note”) to the seller with an original maturity date of October 1, 2014. We reached an agreement with the holder of the KBS Note to extend its maturity date to December 1, 2014. The Company was unable to repay the note on that date and it remains unpaid as of the date of this report. The Company is seeking to renegotiate the terms of the KBS Note and to obtain new financing to replace it.  In addition, as discussed in Notes 15 and 23, we received cash to fund our working capital needs during the second half of fiscal year 2014 and early 2015 from LSVI and its affiliate Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”) in exchange for unsecured promissory notes issued to these entities.

As of the date of this report, the Company’s total debt owed under promissory notes, including the KBS Note, was approximately $16.0 million. We intend to pursue new financing to re-finance all or a portion of our debt and to provide for our general working capital needs going forward. Jeffrey E. Eberwein, the Company’s Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.  ATRM may be dependent on LSVI and LSV Co-Invest I, or other third parties, for working capital financing to fund the Company’s operations until such time as it obtains new financing to re-finance all or a portion of its debt. Although not a binding commitment, LSVM has advised ATRM of its present intention to continue to financially support the Company as it pursues alternative financing.  There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all.  There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations.

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

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates include those related to revenue recognition (including estimates of costs and profit under the percentage of completion method of accounting), customer rebates, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of inventories, contingent consideration; goodwill, intangible assets and other long-lived assets; deferred income taxes, share-based compensation expense, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents: At times, we may invest a portion of our cash reserves in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. Our cash and cash equivalents included cash equivalents of $124,072 and $857,382 at December 31, 2014 and 2013, respectively, and the remainder consisted of deposits in checking accounts. We may maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of losses that may result from uncollectable accounts receivable. We determine the allowance based on an analysis of individual accounts and an evaluation of the collectability of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Inventories: Inventories consist primarily of lumber and other commodity-type building materials and are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Materials purchased and costs incurred for specific contracts are recorded in cost of sales when the related contract revenue is recognized. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand.

Customer Rebate Program: We have a rebate program for some builders based on sales volume. Rebates are recorded as a reduction of net sales in our consolidated statements of operations. The rebate liability is included in other accrued liabilities in our consolidated balance sheet. Earned rebates amounted to approximately $300,000 in 2014.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Property, Plant and Equipment: Property, plant and equipment purchased in connection with the acquisition of KBS described in Note 4 were recorded at their estimated fair values at the acquisition date and are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows: buildings and improvements - 30 years; machinery and equipment - 3 to 7 years. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded. Maintenance and repairs are expensed as incurred and major improvements are capitalized. Depreciation and amortization of property, plant and equipment amounted to $232,057 and $67,871 for the years ended December 31, 2014 and 2013, respectively.

Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of KBS’s goodwill and trademarks during the second quarter of each fiscal year. We recorded a goodwill impairment charge of approximately $3.7 million in fiscal year 2014. See Note 10.

Impairment of Long-Lived Assets with Finite Lives: Long-lived assets held and used by us which have finite lives, including fixed assets and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2014 or 2013.

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

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Application of the cost-to-cost percentage of completion method of accounting requires the use of estimates of costs to be incurred in completing our performance under a contract. The cost estimating process is based on the knowledge and experience of management and involves making significant judgments. Changes in contract performance, change orders, estimated profitability, final contract settlements and other factors may result in changes to estimated and actual costs and profit. The effects of such changes are recognized in the period in which the revisions are determined. In situations where the estimated cost to complete a contract indicates a loss will be incurred, the entire loss is recorded in the period in which it is estimated.

Advertising Costs: Advertising costs are expensed as incurred and were immaterial for each of fiscal years 2014 and 2013.

Warranty Costs: KBS provides a limited warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. Estimated warranty costs are accrued in the period that the related revenue is recognized. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 13.

Self-Insurance Costs: We maintain a self-insurance program for a portion of our employee health care costs. Self-insurance costs are accrued based on actual reported claims plus an estimate of claims incurred but not yet reported. The portion of the accrual related to unreported claims is estimated based on an analysis of historical claims experience and other assumptions. Accruals for such costs could be significantly impacted if future events and claims differ from these assumptions. Accrued health insurance costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 13.

Income Taxes: We record income tax expense or benefit based on our estimate of the effective tax rates for the jurisdictions in which we do business. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess our income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. Interest expense associated with income taxes, if any, is classified as income tax expense. See Note 21 for additional information regarding income taxes.

Income (Loss) Per Common Share: Basic income (loss) per common share is computed for continuing and discontinued operations by dividing income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing income by the weighted-average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares include stock options and convertible securities using the treasury stock method. For periods that include a loss from continuing operations, the computation of diluted income (loss) per share excludes the impact of stock options and convertible securities because they would be antidilutive and diluted income (loss) per share is therefore the same as basic loss per share.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

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

Share-Based Compensation: We measure and recognize share-based compensation using the fair value method. See Note 18 for additional information regarding share-based compensation and our stock-based compensation plans.

Fair Value Measurements: We measure fair value for financial reporting purposes based on a framework that prioritizes the inputs used to measure fair value for three broad categories of financial assets and liabilities as follows:

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

The carrying amounts of our cash equivalents, accounts receivable, costs in excess of billings and estimated profit, other current assets, trade accounts payable, billings in excess of costs and estimated profit and accrued expenses at December 31, 2014 and 2013 approximate fair value due to the short term maturities of these instruments.

Contingent Earn-outs: We record contingent earn-outs received in business divestitures at estimated fair value and re-assess the fair value quarterly. Adjustments to fair value are recorded in current period earnings. We determine the fair value of contingent earn-out consideration using discounted cash flow techniques based on all information available to us at the time, including estimates, assumptions and judgments we believe to be reasonable under the circumstances. Actual amounts realized may differ from those estimated.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 4: BUSINESS COMBINATION

On April 2, 2014, the Company entered into an agreement with KBS Building Systems, Inc., and certain of its affiliates and their owner, pursuant to which we purchased substantially all of KBS Building Systems’ assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the acquisition included $5.0 million in cash paid at closing, the KBS Note in the principal amount of $5.5 million and the assumption of certain other liabilities. In addition, we assumed certain debt of approximately $1.4 million which we paid at closing. The acquired assets included approximately $0.4 million in cash, resulting in a net purchase price of approximately $10.1 million. The net purchase price was allocated as follows (in thousands):

Assets, excluding acquired cash:
Accounts receivable (1)	$4,062
Costs and estimated profit in excess of billings	545
Inventories	1,766
Prepaid expenses	34
Property, plant and equipment (2)	4,749
Noncurrent assets	101
Goodwill (3)	5,438
Trademarks (3)	290
Other intangible assets:
Customer relationships (4)	1,420
Purchased backlog (4)	990
Total assets	19,395

Liabilities assumed:
Trade accounts payable	6,314
Billings in excess of costs and estimated profit	312
Accrued compensation	305
Other accrued liabilities	873
Long-term debt assumed	122
Debt assumed and paid at closing	1,401
Total liabilities assumed	9,327

Total net assets acquired	$10,068

(1)

The fair value of acquired accounts receivable was determined to be approximately $4.1 million, with the gross contractual amount being approximately $4.6 million. We determined that approximately $570 thousand would be uncollectible.

(2)	The fair value of property, plant and equipment was determined based primarily on independent appraisals.

(3)

Goodwill and trademarks are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment at least annually. Goodwill is comprised primarily of manufacturing and product design processes and knowhow, assembled workforce and other intangible assets that do not qualify for separate recognition. The full amount of goodwill is expected to be deductible for tax purposes. We evaluated the KBS goodwill for impairment at June 30, 2014 and determined it was impaired. Accordingly, we recorded an impairment charge of approximately $3.7 million in the quarter ended June 30, 2014 to reduce goodwill to its fair value of approximately $1.7 million.

(4)	The weighted average amortization period for customer relationships and purchased backlog are seven years and one year, respectively.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values as of the acquisition date. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the valuation hierarchy.

KBS results are included in our consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and KBS Buildings Systems as if the acquisition had occurred on January 1, 2013 (in thousands):

	For the year ended December 31,
	2014	2013

Pro forma net sales	$42,902	$36,364
Pro forma loss from continuing operations	(9,879)	(9,116)
Pro forma net loss	(9,018)	(9,778)
Pro forma loss per share – basic and diluted	(8.17)	(9.07)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the KBS acquisition of approximately $0.9 million in fiscal year 2014, including a financial advisor fee of $0.5 million. These costs are included in the caption “Selling, general and administrative expenses” in our consolidated statement of operations.

NOTE 5: SALES OF PRODUCT LINES – DISCONTINUED OPERATIONS

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

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

We recorded a pre-tax gain of approximately $1.1 million on the sale of the test handler product line in 2014 as follows (in thousands):

Proceeds:
Fair value of contingent earn-out (royalty stream)	$2,200

Carrying value of net assets transferred:
Inventories	1,197
Equipment	73
Trade accounts payable	(116)
Other accrued liabilities	(82)
Total net assets transferred	1,072

Gain on sale	$1,128

Assets and liabilities related to the test handler product line presented as discontinued operations in our consolidated balance sheet as of December 31, 2013 are summarized below (in thousands):

Accounts receivable	$296
Inventories	2,075
Prepaid expenses	15
Current assets – discontinued operations	$2,386

Property and equipment	$1,360
Less, accumulated depreciation	(1,279)
Property and equipment, net – discontinued operations	$81

Capitalized lease obligation	$35
Trade accounts payable	256
Accrued compensation	109
Accrued warranty	16
Other accrued liabilities	109
Current liabilities – discontinued operations	$525

Reliability Test (RTP) Product Line

In July 2013, we sold the assets related to our RTP line of products to Cascade Microtech, Inc. (“Cascade”). The RTP product line includes test equipment that provides semiconductor manufacturers with structural performance data to aid in the evaluation and improvement of IC designs and manufacturing processes to increase IC yield and reliability.

The purchase price included $1.9 million received at closing plus the following:

●	A contingent earn-out payment of up to $1.0 million based on RTP net revenues generated during the nine months ended April 30, 2014; and

●	$0.5 million holdback amount to secure ATRM’s obligations related to representations, warranties and covenants, $0.3 million of which was payable on July 31, 2014 and $0.2 million of which was payable on January 15, 2015, subject to deduction of any indemnification payments to Cascade.

We recorded a pre-tax gain of approximately $1.0 million on the sale of the RTP product line in fiscal year 2013.

In May 2014, we received approximately $0.4 million in final settlement of the contingent earn-out. There are no additional amounts to be received for the contingent earn-out. On July 30, 2014, Cascade informed us that it would continue to hold back the $0.3 million of holdback amount that was due on July 31, 2014, pending resolution of certain indemnification claims made by Cascade. In October 2014, we reached a settlement agreement with Cascade whereby Cascade paid us $0.4 million of the total holdback amount, including the payment due in January 2015, and ATRM and Cascade released all claims against each other. We received the holdback payment of $0.4 million on October 10, 2014. Therefore, no further payments will be received from Cascade.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Facility Expense Accrual

After the sale of our RTP product line to Cascade in 2013 and the transfer of our test handler product line to BSA on April 22, 2014, ATRM has no manufacturing operations remaining in North St. Paul, Minnesota. The lease for our North St. Paul facility, which consists of approximately 45,000 square feet, expires on August 31, 2015. Approximately one-half of the space in this facility has been subleased to Cascade and BSA through the end of our lease. We also entered into administrative services agreements with Cascade and BSA that provide for copier and computer network services among other things. The remaining half of the facility is unutilized.

As a result of the divestitures of our businesses in Minnesota, we determined that ATRM will not receive economic benefit from its facility, copier and IT equipment leases at the North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). Based on an analysis of future projected net cash flows, including costs for the facility, copiers and computer network contracts that will continue to be incurred without economic benefit to ATRM and income we expect to receive from the sublease agreements with Cascade and BSA, we determined the net settlement value of the liability related to these contracts to be $264,000 at April 22, 2014. Therefore, we recorded a charge for this amount in the quarter ended June 30, 2014. This charge is included in income (loss) from discontinued operations in our consolidated statement of operations. As of December 31, 2014, the accrued facility expense amounted to approximately $138,000, which amount is in “Other accrued liabilities” in our consolidated balance sheet. See Note 13.

Condensed operating results for the test handler and RTP product lines are presented as discontinued operations in our consolidated statements of operations and are summarized below (in thousands):

	For the years ended December 31,
	2014	2013

Net sales	$2,376	$3,868
Costs and expenses:
Cost of sales	1,400	3,100
Operating expenses	779	2,452
Total costs and expenses	2,179	5,552
Income (loss) from discontinued operations	197	(1,684)
Gain on sale of discontinued operations	1,128	1,021
Income (loss) before income taxes	1,325	(663)
Income tax expense	(464)	—
Income (loss) from discontinued operations	$861	$(663)

NOTE 6: FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis include the following at December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$1,200
Noncurrent portion	—	—	1,100
Total	$—	$—	$2,300

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Assets reported at fair value on a nonrecurring basis include the following at December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total Gains (Losses)

Goodwill (1)	$—	$—	$1,733	$(3,705)

(1)	The goodwill was recorded in connection with the KBS acquisition on April 2, 2014. We recorded a goodwill impairment charge of $3.7 million in fiscal year 2014. See Notes 4 and 10.

The following table summarizes the activity for our Level 3 assets measured on a recurring basis (in thousands):

	Earn-Out Receivable (1)	Earn-Out Receivable (2)

Balance at December 31, 2012	$—	$—
Add – increase based on re-assessment (included in earnings)	325	—
Balance at December 31, 2013	$325	$—
Add – fair value at closing of transfer of test hander product line		2,200
Add – increase based on re-assessment (included in earnings)	103	100
Settlement	(428)	—
Balance at December 31, 2014	$—	$2,300

(1)	Earn-out receivable related to the sale of our RTP product line (see Note 5).

(2)	Earn-out receivable related to the transfer of our test handler product line (see Note 5).

The following table summarizes the activity for our Level 3 assets measured on a nonrecurring basis (in thousands):

Goodwill
Balance at December 31, 2013	$—
Add – goodwill recorded on April 2, 2014 in connection with KBS acquisition	5,438
Subtract – goodwill impairment recorded at June 30, 2014 (included in earnings)	(3,705)
Balance at December 31, 2014	$1,733

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Revenue during royalty period Performance weighted average	$27 million 60% to 125%

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2013 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to sale of RTP product line	Discounted cash flow	Performance risk factor	10%

Quantitative information about Level 3 fair value measurements on a nonrecurring basis at December 31, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Revenue growth rates	-8% to 3%
		Discount rate	20%

NOTE 7: ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31, 2014 (in thousands):

Contract billings	$2,235
Retainage	1,369
Subtotal	3,604
Less - allowance for doubtful accounts	(800)
Accounts receivable, net	$2,804

Retainage balances are expected to be collected within the next twelve months.

NOTE 8: INVENTORIES

Inventories are comprised of the following at December 31, 2014 (in thousands):

Raw materials	$1,729
Finished goods	207
Total inventories	$1,936

NOTE 9: OTHER CURRENT ASSETS

Other current assets are comprised of the following (in thousands):

December 31,	2014	2013
Holdback receivable – see Note 5	$—	$300
Other	117	23
Total other current assets	$117	$323

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 10: GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following at December 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$1,733	$—	$1,733
Trademarks	290	—	290
Total	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(152)	1,268
Purchased backlog	990	(860)	130
Total	2,410	(1,012)	1,398

Total intangible assets	$4,433	$(1,012)	$3,421

The change in the carrying amount of goodwill for the year ended December 31, 2014 is summarized below (in thousands):

Goodwill balance at December 31, 2013	$—
Add – goodwill recorded in connection with KBS acquisition	5,438
Subtract – goodwill impairment (included in earnings)	(3,705)
Goodwill balance at December 31, 2014	$1,733

Amortization expense amounted to $1.0 million for the year ended December 31, 2014. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2015	$333
2016	203
2017	203
2018	203
2019	203
Thereafter	253
Total	$1,398

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 11: UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows at December 31, 2014 (in thousands):

Costs incurred on uncompleted contracts	$21,282
Inventory purchased for specific contracts	445
Estimated profit	2,717
Sub-total	24,444
Less billings to date	(22,941)
Total	$1,503

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$1,791
Billings in excess of costs and estimated profit	(288)
Total	$1,503

The Company has approximately $6.8 million of work under contract remaining to be recognized at December 31, 2014.

NOTE 12: ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $5.1 million at December 31, 2014 included retainage amounts due to subcontractors totaling approximately $0.5 million. Retainage balances are expected to be settled within the next twelve months.

NOTE 13: OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2014	2013
Accrued facility expenses	$138	$—
Accrued interest expense	671	—
Accrued sales taxes	873	—
Accrued health insurance costs	305	—
Accrued sales rebates	363	—
Accrued warranty	78	—
Other	64	130
Total other accrued liabilities	$2,492	$130

Changes in accrued warranty are summarized below (in thousands):

Accrual balance, December 31, 2013	$—
Accrual assumed in KBS acquisition	47
Accruals for warranties	186
Settlements made	(155)
Accrual balance, December 31, 2014	$78

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 14: NOTES PAYABLE

On April 2, 2014, as partial consideration for the KBS acquisition described in Note 4, we issued to the seller an unsecured promissory note in the principal amount of $5.5 million, bearing interest at 4.0% per annum with all principal and interest due on October 1, 2014. On September 18, 2014 we entered into an agreement with the noteholder to extend the maturity date to December 1, 2014. The Company was unable to repay the note on that date and it remains unpaid as of the date of this report. Under the terms of the note, the holder has a right to charge interest at 10.0% per annum for any period during which we are in default. We are seeking to renegotiate the terms of the note and we intend to pursue new financing to replace the note, but there can be no assurance we will be able to do so under terms that are favorable to us or at all.

NOTE 15: LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2014 (in thousands):

April 2014 LSVI Promissory Note payable to related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	$5,000

Promissory notes payable to related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (2)	4,500

Notes payable, secured by equipment, interest rates from 5.0% to 9.5%, with varying maturity dates through September 2018	87

Total long-term debt	9,587
Current portion	(45)
Noncurrent portion	$9,542

(1)	In order to finance the KBS acquisition described in Note 4, on April 1, 2014 we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “April 2014 LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by ATRM in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSVI’s option, the unpaid principal amount of the LSVI Convertible Promissory Note could be converted into shares of our common stock at $4.66 per share, the consolidated closing bid price of our shares on the Nasdaq Capital Market on the trading date immediately preceding the date the note was issued. On October 7, 2014 the LSVI Convertible Promissory Note was converted into 107,297 shares of the Company’s common stock. ATRM may prepay the April 2014 LSVI Promissory Note at any time after a specified amount of advance notice to LSVI. On December 30, 2014, a principal payment of $1.0 million was made on the LSVI Promissory Note.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

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

(2)	In order to provide additional working capital to ATRM, we entered into two Securities Purchase Agreements with LSV Co-Invest I pursuant to which they purchased unsecured promissory notes made by ATRM. Each of the notes bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the April 2014 LSVI Promissory Note. The promissory notes issued to LSV Co-Invest I are listed below:

●	$2.5 million promissory note dated July 21, 2014.

●	$2.0 million promissory note dated September 19, 2014

As of December 31, 2014, LSVI owned 167,885 shares of our common stock, or approximately 14.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the founder and chief executive officer of LSVM, the investment manager of LSVI, and is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I. LSVI was granted a waiver under our Tax Benefits Preservation Plan to permit the purchase and conversion of the LSVI Convertible Promissory Note.

ATRM’s entry into the securities purchase agreements with LSVI and LSV Co-Invest was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

Future maturities of long-term debt are summarized below:

2015	$45
2016	42
2017	—
2018	—
2019	9,500
Total long-term debt	$9,587

NOTE 16: LEGAL PROCEEDINGS

UTHE Technology Corporation (“UTHE”): Since December 1993, an action brought by UTHE against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on UTHE’s allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice that in March 2012 awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. UTHE filed an amended complaint in July 2012, reasserting its original claims and adding an unfair competition claim under California’s Business and Professions Code section 17200 et seq. As a result of a motion to dismiss UTHE’s claims, filed by ATRM in August 2012, the court dismissed UTHE’s federal securities fraud claim. In September 2013 the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. UTHE subsequently appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit and the appeal is currently pending. We do not believe that the claims asserted in this matter have any merit and we will continue to vigorously defend the action. While it is not possible to predict the outcome of these legal proceedings, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

From time to time, in the ordinary course of our business, we are party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on our consolidated financial statements.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 17: LEASE OBLIGATIONS

We lease a facility in North St. Paul, Minnesota from a limited liability company controlled by a shareholder of ATRM. The shareholder is neither a director nor an officer of ATRM, and, to our knowledge, does not own more than five percent of our common stock. The lease agreement provides for monthly base rents of $22,517 as of December 31, 2014 and expires on August 31, 2015. As of December 31, 2014, future minimum lease payments under operating leases were as follows (in thousands):

2015	$201
2016	12
Total minimum lease payments	$213

We sublease a portion of the North St. Paul facility to two independent parties under non-cancellable agreements that expire on August 31, 2015. As of December 31, 2014, future minimum payments to be received by the Company under such subleases amounted to approximately $260,000.

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended Dec. 31,	2014	2013
Paid to company controlled by shareholder	$266	$263
Paid to others	30	31
Total rent expense	$296	$294

NOTE 18: SHARE-BASED COMPENSATION PLANS

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated on February 28, 2013. A new incentive plan (the “2014 Incentive Plan”) was approved by our Board of Directors on October 9, 2014 and became effective on December 4, 2014 upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of our Board of Directors. The purpose of the 2014 Incentive Plan is to provide employees, consultants and board members the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock. 100,000 shares of the Company’s common shares are authorized to be issued pursuant to the 2014 Plan.

There were no stock options granted under either plan in 2014 or 2013. The following table summarizes stock option activity under the 2003 Plan for the year ended December 31, 2014:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2014	88,384	$10.96
Forfeited	(7,601)	7.75
Expired	(42,283)	10.33
Outstanding, December 31, 2014	38,500	$12.27	2.0 years	$0

Exercisable, December 31, 2014	38,500	$12.27	2.0 years	$0

All stock options outstanding at December 31, 2014 under the 2003 Plan are nonqualified options that expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceed ATRM’s closing stock price on December 31, 2014.

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

Year ended December 31,	2014	2013
Selling, general and administrative	$—	$80
Income (loss) from discontinued operations	5	100
Total share-based compensation expense	$5	$180

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 19: TAX BENEFIT PRESERVATION PLAN / PREFERRED STOCK RIGHTS

On February 13, 2014, our Board of Directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the “Rights Plan”). The Rights Plan is intended to diminish the risk that our ability to use our net operating loss (“NOL”) carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.0001 per share, of the Company to stockholders of record as of the close of business on February 24, 2014. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.0001 per share, of the Company at an exercise price of $30.00 per one one-thousandth of a Preferred Share, subject to adjustment.

The rights will become exercisable following (i) the 10th business day (or such later date as may be determined by the Board of Directors) after the public announcement that an acquiring person has acquired beneficial ownership of 4.99% or more of the common shares of the Company or (ii) the 10th business day (or such later date as may be determined by the Board of Directors) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common shares of the Company.

In addition, upon the occurrence of certain events, the exercise price of the rights would be adjusted and holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase common stock at approximately half of market value. Given the potential adjustment of the exercise price of the rights, the rights could cause substantial dilution to a person or group that acquires 4.99% or more of the Company’s common stock on terms not approved by our Board of Directors.

No preferred stock rights were exercisable at December 31, 2014. The adoption of the Rights Plan had no impact on the Company’s consolidated financial statements for fiscal year 2014.

NOTE 20: EMPLOYEE SAVINGS 401(k) PLAN

ATRM has a 401(k) employee savings plan, which covers full-time ATRM employees who are at least 21 years of age. Our contributions to the savings plan are at the discretion of management. We did not contribute to the plan in fiscal years 2014 or 2013.

NOTE 21: INCOME TAXES

A reconciliation of income tax benefit computed using the federal statutory rate to the income tax benefit in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2014	2013
Tax benefit computed at federal statutory rate	$(2,833)	$(991)
State taxes, net of federal benefit	(194)	(46)
Changes in tax rates	(193)	—
Tax credits	125	—
Increase valuation allowance	3,096	1,039
Other, net	(1)	(2)
Total income tax benefit	$—	$—

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets are comprised of the following (in thousands):

December 31,	2014	2013
Accounts receivable	$87	$—
Inventories	—	2,017
Employee compensation and benefits	63	144
Contingent consideration (deferred gain on sale of business)	(874)	(289)
Amortization	1,638
NOL and tax credit carryforwards	32,618	28,633
Warranty accrual	12	6
Facility exit accrual	52	—
Other, net	41	30
Deferred tax assets	$33,637	$30,541
Less valuation allowance	(33,637)	(30,541)
Net deferred tax assets	$—	$—

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets”. We record a valuation allowance to reduce the carrying value of our net deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded a full valuation allowance in 2009 because we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position at that time. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

ATRM has federal NOL carryforwards of approximately $90 million that will begin to expire in 2020 if not utilized. We also have state NOL carryforwards of approximately $35 million that will expire at various times, beginning in 2015, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1.3 million that will expire at various times, beginning in 2018, if not utilized. The utilization of NOL carryforwards and research tax credit carryforwards may be subject to annual limitations as a result of changes in ownership that may already have occurred or future changes in ownership pursuant to the requirements of Section 382 of the Internal Revenue Code. Such limitations could result in the expiration of NOL and tax credit carryforwards before utilization.

Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of December 31, 2014, ATRM had suspended additional paid-in capital credits of $1.3 million related to windfall tax deductions. Upon realization of the NOL carryforwards from such windfall tax deductions, we would record a benefit of up to $1.3 million in additional paid-in capital.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

We assessed our income tax positions at December 31, 2014 and 2013 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

ATRM is subject to income tax examinations in the U.S. federal and certain state jurisdictions. During fiscal year 2014, our 2012 federal income tax return was reviewed by the Internal Revenue Service, resulting in no adjustments. Federal and state income tax returns are subject to review for fiscal years 2011 through 2014.

NOTE 22: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total sales:

Year ended December 31,	2014
Commercial Projects	55%
Residential Projects	45%
Total	100%

All of our long-lived assets are located in the United States. All of our sales based on product shipment destination were within the United States.

Sales to customers comprising more than 10% of our total net sales for the year ended December 31, 2014 and corresponding accounts receivable concentration information as of December 31, 2014 for such customers is summarized below:

	Percent of total sales	Percent of total accounts receivable
Customer A	21.7%	*
Customer B	17.2%	26.7%
Customer C	11.3%	11.6%
Customer D	*	10.3%
Customer E	*	10.3%

* Percent was less than 10% of the total.

NOTE 23: SUBSEQUENT EVENTS

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

Jeffrey E. Eberwein, the Company’s Chairman of the Board, is the founder and Chief Executive Officer of LSVM, the investment manager of LSVI, and is the manager of LSVGP, the general partner of LSVI.

ATRM’s entry into the securities purchase agreement with LSVI was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

On May 1, 2015, we entered into an agreement with the landlord of our leased facility in North St. Paul, MN to accelerate the expiration of the lease from August 31, 2015 to May 1, 2015. We also entered into agreements with two sub-tenants to terminate their subleases effective May 1, 2015. The early terminations of these agreements were executed at the request of the owner of the facility at no cost to ATRM.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRM Holdings, Inc.

Date: May 12, 2015	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Daniel M. Koch	President and Chief Executive Officer	May 12, 2015
Daniel M. Koch	(Principal Executive Officer)

/s/ Paul H. Askegaard	Chief Financial Officer	May 12, 2015
Paul H. Askegaard	(Principal Financial and Accounting Officer)

/s/ Jeffrey E. Eberwein	Chairman of the Board	May 12, 2015
Jeffrey E. Eberwein

/s/ Daniel M. Koch	Director	May 12, 2015
Daniel M. Koch

/s/ Paul H. Askegaard	Director	May 12, 2015
Paul H. Askegaard

/s/ Morgan P. Hanlon	Director	May 12, 2015
Morgan P. Hanlon

/s/ Alfred John Knapp, Jr.	Director	May 12, 2015
Alfred John Knapp, Jr.

/s/ Galen Vetter	Director	May 12, 2015
Galen Vetter

33

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of December 28, 2006, by and between WEB Technology, Inc. and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2007).

2.2	Asset Purchase Agreement, dated as of July 31, 2013, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Cascade Microtech, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 1, 2013).

2.3	Asset Purchase Agreement, dated as of April 2, 2014, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), KBS Builders, Inc., KBS Building Systems, Inc., Maine Modular Haulers, LLC, All-Set, LLC (d/b/a KBS Homes), Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

2.4+	Agreement, dated as of April 22, 2014, among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), Boston Semi Automation LLC and Boston Semi Equipment LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 25, 2014).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 8, 2014).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2009).

3.3	Bylaw amendments effective November 20, 2012 (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

3.4	Bylaw amendment effective January 31, 2013 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2014).

4.1	Specimen Form of our Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2).

4.2	Tax Benefit Preservation Plan, dated as of February 13, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2014).

4.3	Promissory Note, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

4.4	Promissory Note, dated July 21, 2014 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2014).

4.5	Promissory Note, dated September 19, 2014 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2014).

4.6	Promissory Note, dated February 25, 2015 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2015).

10.1†	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.2†*	2014 Incentive Plan.

10.3†	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 30, 2011).

10.4†	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 30, 2004).

10.5†	Form of Amendments to Change of Control Agreement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.6†	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 23, 2007).

10.7†	Letter Agreement with Joseph C. Levesque, dated November 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 2, 2011).

10.8†	Letter Agreement with Joseph C. Levesque, dated August 27, 2012, amending the Letter Agreement, dated November 30, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 28, 2012).

34

10.9†	Letter Agreement with Douglas L. Hemer, dated November 17, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 19, 2010).

10.10†	Letter Agreement with Douglas L. Hemer, dated August 27, 2012, amending the Letter Agreement dated November 17, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 28, 2012).

10.11†	Form of Amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2013).

10.12	Commercial Lease, dated August 20, 2010, by and between Triple Shot, LLC and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.13	Settlement Agreement and Mutual Release, effective as of January 31, 2013, by and among Concerned Aetrium Shareholders, the Incumbent Directors and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 6, 2013).

10.14	First Amendment to The Settlement Agreement and Mutual Release, effective as of March 13, 2013, by and among Concerned Aetrium Shareholders, the Incumbent Directors and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 18, 2013).

10.15	Registration Rights Agreement, dated as of May 9, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2014).

10.16	Securities Purchase Agreement, dated as of April 1, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

10.17	Securities Purchase Agreement, dated as of July 21, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2014).

10.18	Securities Purchase Agreement, dated as of September 19, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2014).

10.19	Securities Purchase Agreement, dated as of February 25, 2015, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2015).

21.1*	Subsidiaries of the Company

23.1*	Consent of Boulay PLLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Offer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

**	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Management contract or a compensatory plan or arrangement.

+	Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

35