Form 10-Q
period 2015-03-31
ATRM Holdings, Inc.
filed 2015-05-20
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 000-22166

ATRM HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1439182
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3050 Echo Lake Ave., Suite 300,
Mahtomedi, Minnesota	55115
( Address of Principal Executive Offices)	(Zip Code)

(651) 704-1800

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

As of May 15, 2015, 1,186,473 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$728	$1,996
Accounts receivable, net	4,134	2,804
Costs and estimated profit in excess of billings	1,386	1,791
Inventories	1,864	1,936
Fair value of contingent earn-outs, current	590	1,200
Other current assets	51	117
Total current assets	8,753	9,844

Property, plant and equipment, net	4,662	4,740

Fair value of contingent earn-out, noncurrent	940	1,100
Goodwill	1,733	1,733
Intangible assets, net	1,527	1,688

Total assets	$17,615	$19,105

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Note payable	$5,500	$5,500
Current portion of long-term debt	42	45
Trade accounts payable	4,388	5,129
Billings in excess of costs and estimated profit	557	288
Accrued compensation	263	84
Other accrued liabilities	1,788	2,492
Total current liabilities	12,538	13,538

Long-term debt, less current portion	10,530	9,542
Deferred income taxes	7	—

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 1,186,473 shares issued and outstanding	1	1
Additional paid-in capital	66,335	66,335
Accumulated deficit	(71,796)	(70,311)
Total shareholders’ deficit	(5,460)	(3,975)

Total liabilities and shareholders’ deficit	$17,615	$19,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2015	2014

Net sales	$6,801	$—
Costs and expenses:
Cost of sales	6,882	—
Selling, general and administrative expenses	1,017	768
Total costs and expenses	7,899	768

Loss from continuing operations	(1,098)	(768)
Other income (expense):
Change in fair value of contingent earn-out	—	75
Interest expense	(387)	(1)
Loss from continuing operations before income taxes	(1,485)	(694)
Income tax benefit	—	174
Loss from continuing operations	(1,485)	(520)
Income from discontinued operations, net of income taxes	—	324
Net loss	$(1,485)	$(196)

Income (loss) per share – basic and diluted:
Continuing operations	$(1.25)	$(0.48)
Discontinued operations	—	0.30
Net loss	$(1.25)	$(0.18)

Weighted average common shares outstanding – basic and diluted	1,186	1,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,485)	$(196)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation and amortization expense	241	9
Deferred income taxes	7	—
Share-based compensation expense	—	5
Change in fair value of contingent earn-out	—	(75)
Changes in operating assets and liabilities:
Accounts receivable	(1,330)	(191)
Costs and estimated profit in excess of billings	405	—
Inventories	72	878
Other current assets	66	(53)
Other assets	—	42
Trade accounts payable	(741)	179
Billings in excess of costs and estimated profit	269	—
Accrued compensation	179	(32)
Other accrued liabilities	(704)	69
Net cash generated by (used in) operating activities	(3,021)	635

Cash flows from investing activities:
Proceeds from earn-out consideration	770	—
Purchase of property and equipment	(2)	(1)
Net cash generated by (used in) investing activities	768	(1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000	—
Principal payments on long-term debt	(15)	(8)
Net cash generated by (used in) financing activities	985	(8)

Net increase (decrease) in cash and cash equivalents	(1,268)	626

Cash and cash equivalents at beginning of period	1,996	1,260

Cash and cash equivalents at end of period	$728	$1,886

Supplemental cash flow information:
Cash paid for interest expense	$480	$1

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The condensed consolidated balance sheet at December 31, 2014 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	LIQUIDITY

Beginning in fiscal year 2013, ATRM has implemented a series of strategic initiatives intended to stabilize the Company and return it to profitability. In July 2013, we sold the assets related to our Reliability Test Products (“RTP”) line of products to Cascade Microtech, Inc. (“Cascade”). On April 2, 2014, we acquired KBS, a business that manufactures modular housing units for commercial and residential applications. On April 22, 2014, we entered into an agreement to transfer the assets related to our test handler product line to BSA (as defined below) in return for a future stream of earn-out payments based on the product line’s revenues.

We have incurred significant operating losses and, as of March 31, 2015, we had an accumulated deficit of approximately $71.8 million. There can be no assurance that the strategic initiatives described above will lead to sufficient revenue in the future to cover our expenses and achieve profitability for ATRM on a consistent basis or at all. In addition, we incurred substantial debt in connection with the acquisition of KBS. To finance the acquisition, we issued $6.5 million in promissory notes to Lone Star Value Investors, LP (“LSVI”) and a $5.5 million promissory note (the “KBS Note”) to the seller with an original maturity date of October 1, 2014. We reached an agreement with the holder of the KBS Note to extend its maturity date to December 1, 2014. The Company was unable to repay the note on that date and it remains unpaid as of the date of this report. The Company is seeking to renegotiate the terms of the KBS Note and to obtain new financing to replace it. In addition, as discussed in Note 13, we received cash to fund our working capital needs during the second half of fiscal year 2014 and early 2015 from LSVI and its affiliate Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”) in exchange for unsecured promissory notes issued to these entities. As of the date of this report, the Company’s total debt owed under promissory notes, including the KBS Note, was approximately $16.0 million. We intend to pursue new financing to refinance all or a portion of our debt and to provide for our general working capital needs going forward. Jeffrey E. Eberwein, the Company’s Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI. ATRM may be dependent on LSVI and LSV Co-Invest I, or other third parties, for working capital financing to fund the Company’s operations until such time as it obtains new financing to refinance all or a portion of its debt. Although not a binding commitment, LSVM has advised ATRM of its present intention to continue to financially support the Company as it pursues alternative financing. There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all. There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations.

Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond one year from March 31, 2015.

3.	BUSINESS COMBINATION

On April 2, 2014, the Company entered into an agreement with KBS Building Systems, Inc. and certain of its affiliates and their owner, pursuant to which we purchased substantially all of KBS Building Systems’ assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the acquisition included $5.0 million in cash paid at closing, the KBS Note in the principal amount of $5.5 million and the assumption of certain other liabilities. In addition, we assumed certain debt of approximately $1.4 million which we paid at closing. The acquired assets included approximately $0.4 million in cash, resulting in a net purchase price of approximately $10.1 million.

KBS results are included in our condensed consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and KBS Buildings Systems for the three months ended March 31, 2014 as if the acquisition had occurred on January 1, 2014 (in thousands):

Pro forma net sales	$9,844
Pro forma loss from continuing operations	(2,008)
Pro forma net loss	(1,684)
Pro forma loss per share – basic and diluted	$(1.56)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the KBS acquisition of approximately $100,000 in the three months ended March 31, 2014. These costs are included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations.

4.	SALE OF PRODUCT LINE - DISCONTINUED OPERATIONS

On April 22, 2014, we entered into an Agreement (the “BSA Agreement”) with Boston Semi Equipment LLC (“BSE”) and Boston Semi Automation LLC (“BSA”), a wholly owned subsidiary of BSE, pursuant to which we transferred our assets and certain liabilities related to our business of designing, manufacturing, marketing and servicing equipment used in the handling of integrated circuits (“test handler product line”) to BSA.

The BSA Agreement provides that BSA will pay to ATRM a royalty on all revenue related to the test handler product line through December 31, 2018. The royalty percentage was 14.25% for the three month period ended March 31, 2015 and decreases 0.75% each quarter thereafter. Royalties earned are subject to certain qualifications and adjustments. The first royalty payment covering the period April 22, 2014 through December 31, 2014 amounted to approximately $0.8 million and was received in January 2015. Subsequent payments are due 60 days after the end of each calendar quarter.

Following the sale of our RTP product line to Cascade in 2013 and the transfer of our test handler product line to BSA in April 2014, ATRM has no manufacturing operations remaining in North St. Paul, Minnesota. The lease for our North St. Paul facility, which consists of approximately 45,000 square feet, expires on August 31, 2015. Approximately one-half of the space in this facility is subleased to Cascade and BSA through the end of our lease. We also entered into administrative services agreements with Cascade and BSA that provide for copier and computer network services among other things. The remaining half of the facility is unutilized.

As a result of the divestitures of our businesses in Minnesota, we determined that ATRM would not receive economic benefit from its facility, copier and IT equipment leases at its North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). We recorded a charge of $264,000 related to these contracts in the quarter ended June 30, 2014. The accrued facility expense is included in “Other accrued liabilities” in our condensed consolidated balance sheet. See Note 11.

On May 1, 2015, we entered into an agreement with the landlord of the leased facility in North St. Paul to accelerate the expiration of the lease from August 31, 2015 to May 1, 2015. We also entered into agreements with Cascade and BSA to terminate their subleases effective May 1, 2015. The early terminations of these agreements were executed at the request of the owner of the facility at no cost to ATRM. Effective May 1, 2015, we relocated our corporate office from the North St. Paul facility to a suburb of St. Paul, MN where we lease office space on a month to month basis.

Condensed operating results for the test handler product line are presented as discontinued operations in our consolidated statements of operations for the three months ended March 31, 2014 and are summarized below (in thousands):

Net sales	$2,158
Costs and expenses:
Cost of sales	1,250
Operating expenses	410
Total costs and expenses	1,660
Income before income taxes	498
Income tax expense	(174)
Income from discontinued operations	$324

The Company had no discontinued operations for the three months ended March 31, 2015.

5.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$590
Noncurrent portion	—	—	940
Total	$—	$—	$1,530

The following table summarizes the Level 3 activity for our earn-out receivable related to the transfer of our test handler product line (in thousands):

Level 3

Balance at December 31, 2014	$2,300
Subtract - settlement	(770)
Balance at March 31, 2015	$1,530

Quantitative information about Level 3 fair value measurements on a recurring basis at March 31, 2015 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Revenue growth rate	0%
		Performance weighted average	60% to 125%
		Discount rate	10%

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	March 31, 2015	December 31, 2014
	(Unaudited)

Contract billings	$3,325	$2,235
Retainage	1,589	1,369
Subtotal	4,914	3,604
Less - allowance for doubtful accounts	(780)	(800)
Accounts receivable, net	$4,134	$2,804

Retainage balances are expected to be collected within the next twelve months.

7.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
	(Unaudited)

Raw materials	$1,657	$1,729
Finished goods	207	207
Total inventories	$1,864	$1,936

8.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following at March 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$1,733	$—	$1,733
Trademarks	290	—	290
Total	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(203)	1,217
Purchased backlog	990	(970)	20
Total	2,410	(1,173)	1,237

Total intangible assets	$4,433	$(1,173)	$3,260

Amortization expense amounted to approximately $200,000 for the three months ended March 31, 2015. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2015 (nine months)	$172
2016	203
2017	203
2018	203
2019	203
Thereafter	253
Total	$1,237

9.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	March 31, 2015	December 31, 2014
	(Unaudited)
Costs incurred on uncompleted contracts	$26,091	$21,282
Inventory purchased for specific contracts	1,424	445
Estimated profit	2,279	2,717
Subtotal	29,794	24,444
Less billings to date	(28,965)	(22,941)
Total	$829	$1,503

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$1,386	$1,791
Billings in excess of costs and estimated profit	(557)	(288)
Total	$829	$1,503

The Company had approximately $7.5 million of work under contract remaining to be recognized at March 31, 2015.

10.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable includes retainage amounts due to subcontractors of $0.5 million at each of March 31, 2015 and December 31, 2014. Retainage balances are expected to be settled within the next twelve months.

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
	(Unaudited)
Accrued facility expenses (see Note 4)	$113	$138
Accrued interest expense	577	671
Accrued sales taxes	821	873
Accrued health insurance costs	166	305
Accrued sales rebates	29	363
Accrued warranty	65	78
Other	17	64
Total other current accrued liabilities	$1,788	$2,492

Changes in accrued warranty for the three months ended March 31, 2015 are summarized below (in thousands):

Accrual balance, beginning of period	$78
Accruals for warranties	7
Settlements made	(20)
Accrual balance, end of period	$65

12.	NOTES PAYABLE

As described in Notes 2 and 3, as partial consideration for the KBS acquisition, we issued to the seller an unsecured promissory note in the principal amount of $5.5 million. We were unable to repay the note on its maturity date, December 1, 2014, and it remains unpaid as of the date of this report. Under the terms of the note, the holder has a right to charge interest at 10.0% per annum for any period during which we are in default. The Company is seeking to renegotiate the terms of note and to obtain new financing to replace it. There can be no assurance we will be able to do so under terms that are favorable to us or at all.

13.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
	(Unaudited)

Promissory note payable to LSVI, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	$5,000	$5,000

Promissory notes payable to LSV Co-Invest I, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	4,500	4,500

Promissory note payable to LSVI, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	1,000	—

Notes payable, secured by equipment, interest rates from 5.0% to 9.5%, with varying maturity dates through September 2018	72	87

Total long-term debt	10,572	9,587
Current portion	(42)	(45)
Noncurrent portion	$10,530	$9,542

(1)	On February 25, 2015, in order to provide additional working capital to ATRM, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $1.0 million in cash, an unsecured promissory note made by ATRM in the principal amount of $1.0 million. The note bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019.

As of March 31, 2015, LSVI owned 167,885 shares of our common stock, or approximately 14.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI.

ATRM’s entry into the securities purchase agreement with LSVI was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

14.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. A new incentive plan (the “2014 Plan”) was approved by our board of directors on October 9, 2014 and became effective on December 4, 2014 upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of our board of directors. The purpose of the 2014 Plan is to provide employees, consultants and board members the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock. 100,000 shares of the Company’s common stock are authorized to be issued pursuant to the 2014 Plan. As of March 31, 2015, no awards had been granted under the 2014 Plan.

The following table summarizes stock option activity under the 2003 Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2015	38,500	$12.27
No activity during the three months ended March 31, 2015	—	—
Outstanding, March 31, 2015	38,500	$12.27	2.0 years	$0

Exercisable, March 31, 2015	38,500	$12.27	2.0 years	$0

All stock options outstanding at March 31, 2015 are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on March 31, 2015.

ATRM uses the fair value method to measure and recognize share-based compensation. We determine the fair value of share-based awards on the grant date using the Black-Scholes option valuation model and recognize the compensation expense on a straight-line basis over the vesting period of the applicable awards.

Share-based compensation expense amounted to approximately $5,000 for the three months ended March 31, 2014 and is included in the caption “Income from discontinued operations, net of income taxes” in our condensed consolidated statements of operations

15.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets”. We record a valuation allowance to reduce the carrying value of our net deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded a full valuation allowance in 2009 because we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three year cumulative loss position at that time. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. At March 31, 2015, we have recorded a deferred tax liability of $7,000 for the taxable differences related to our indefinite lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences. We are presenting a $174,000 income tax benefit on the statement of operations for the three month period ended March 31, 2014. The presented benefit is an offset to the tax provision effect we are presenting within discontinued operations for the same time period.

ATRM HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Forward-Looking Statements

The following management’s discussion and analysis includes “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. Forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon assumptions and assessments that we believe to be reasonable as of the date of this Quarterly Report on Form 10-Q. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Results of Operations

Net Sales. Net sales from continuing operations were approximately $6.8 million for the three months ended March 31, 2015. The first quarter is typically a relatively low sales period due to weather-related decreases in demand. In addition, the timing of our actual sales and revenue recognition can be affected by weather-related delays in transportation of modules and site preparation, including delays in building foundations for commercial projects or single family homes. These factors were especially prevalent during the three months ended March 31, 2015 due to the unusually inclement weather in the New England region. Net sales of the test handler product line which we divested in 2014 are included in results from discontinued operations.

Cost of Sales. Cost of sales amounted to approximately $6.9 million for the three months ended March 31, 2015. These costs reflected the inefficiencies resulting from lower sales due to the weather-related issues described above, including the costs associated with closing our smaller Waterford factory for four weeks during the period. Cost of sales for the test handler product line which we divested in 2014 is included in results from discontinued operations.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2015 were approximately $1.0 million compared with approximately $0.8 million for the comparable period in 2014, an increase of approximately $0.2 million. Expenses attributed to the KBS operations that we acquired in April 2014 amounted to approximately $0.8 million, including approximately $0.2 million of amortization expense related to the acquired intangible assets. Excluding the KBS-related expenses, SG&A expenses decreased approximately $0.5 million, which reflected decreases of approximately $0.3 million in legal expenses, $0.1 million in compensation and $0.1 million in severance costs. Legal expenses were higher in 2014 primarily due to costs incurred in connection with the acquisition of KBS and the divestiture of our test handler product line.

Change in Fair Value of Contingent Earn-Out. Change in fair value of contingent earn-out of approximately $0.1 million for the three months ended March 31, 2014 represented an increase in the fair value of the earn-out receivable related to the sale of our RTP line of products based on a reassessment of its fair value at March 31, 2014.

Interest Expense. Interest expense amounted to approximately $0.4 million for the three months ended March 31, 2015 and consisted of interest related to the debt we incurred to finance the KBS acquisition in April 2014 and additional borrowings described in Note 13 to our unaudited condensed consolidated financial statements. Interest income for all periods presented and interest expense for the three months ended March 31, 2014 were not significant.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded no income tax expense or benefit for the three months ended March 31, 2015. The income tax expense attributed to discontinued operations for the three months ended March 31, 2014, calculated using a 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations. Results related to our divested test handler operations have been reclassified and presented as discontinued operations for the three months ended March 31, 2014. Condensed results of discontinued operations are summarized in Note 4 to our unaudited condensed consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $1.3 million in the three months ended March 31, 2015.

Cash flows used in operating activities. In the three months ended March 31, 2015, cash flows used in operating activities was approximately $3.0 million, consisting primarily of our net loss of approximately $1.5 million and approximately $1.8 million in working capital changes, partially offset by approximately $0.2 million non-cash depreciation and amortization expense. Working capital changes using cash included an increase of approximately $1.3 million in accounts receivable and decreases of approximately $0.7 million in accounts payable and $0.7 million in other accrued liabilities, partially offset by an increase of approximately $0.4 million in costs and estimated profit in excess of billings and decreases of approximately $0.3 million in billings in excess of costs and estimated profit and $0.2 million in accrued compensation. The increases in accounts receivable and billings in excess of costs and estimated profit and the decrease in costs and estimated profit in excess of billings primarily reflected a relatively higher average percentage of completion of KBS commercial projects in progress at March 31, 2015 compared with that at December 31, 2014. The decrease in accounts payable resulted primarily from the timing of payments. The decrease in other accrued liabilities reflected the settlement of approximately $0.3 million in accrued sales rebates and a decrease of approximately $0.2 million in accrued health insurance expenses. Cash flows from operating activities for the three months ended March 31, 2014 are not relevant as we divested our test handler product line, the only operating business we owned during that period, in April 2014.

Cash flows generated by (used in) investing activities. In the three months ended March 31, 2015, cash flows generated by investing activities was approximately $0.8 million, consisting primarily of a $0.8 million royalty payment received from BSA related to the transfer of our test handler product line to BSA in fiscal year 2014. In the three months ended March 31, 2014, cash flows from investing activities were not significant.

Cash flows provided by financing activities. In the three months ended March 31, 2015, cash flows generated by financing activities was approximately $1.0 million, which consisted primarily of the $1.0 million received from the sale of a $1.0 million promissory note to LSVI as described in Note 13 to our unaudited condensed consolidated financial statements. Cash flows used in financing activities in the three months ended March 31, 2014 were not significant.

Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, debt financings and our existing cash and cash equivalents. We have incurred significant losses in recent years. Since July of 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of our RTP product line in July 2013 and our test handler product line in April 2014. Also in April 2014, we acquired KBS, a business that manufactures modular housing units for commercial and residential applications, because we believe there is significant growth opportunity within the industry and it provides ATRM with the potential to return to profitability. We are working to implement strategies to improve profitability at KBS, including management changes and the implementation of improved processes, operating and financial reporting and controls. However, there can be no assurance that the acquisition of KBS will lead to sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

As of March 31, 2015, our cash and cash equivalents amounted to approximately $0.7 million. As of March 31, 2015 and the date of this report, our interest-bearing debt totaled approximately $16.1 million, including the KBS Note of $5.5 million, $6.0 million owed to LSVI and $4.5 million owed to LSV Co-Invest I. We are seeking to renegotiate the terms of the KBS Note and we intend to pursue new financing to replace the KBS Note and all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all. Until such time as we obtain such new financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as it pursues new financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness in Internal Control Over Financial Reporting

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Notes 3 and 4 to our accompanying condensed consolidated financial statements, in April 2014 we acquired the assets and assumed certain liabilities related to the operations of KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Due to the lack of adequate processes, procedures and controls at KBS, management concluded that we have material weaknesses in our internal control over financial reporting, and that our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2015. Specifically, material weaknesses were found in our financial reporting process with respect to (1) poor control over accounts payable cut-offs and (2) inadequate segregation of duties in certain accounting processes, including the cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

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

Changes in Internal Control Over Financial Reporting

As a result of the KBS acquisition that closed in the second quarter of 2014 and the control deficiencies at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting.  We are working to remediate these material weaknesses as discussed above.

PART II. OTHER INFORMATION

Item1. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, we are subject to litigation captioned UTHE Technology Corporation vs. Aetrium Incorporated et al. in the United States District Court for the Northern District of California. On September 13, 2013 the court entered final judgment dismissing all remaining claims UTHE Technology Corporation (“UTHE”) asserted against us in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The appeal is currently pending.

Item1A. Risk Factors

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

ATRM HOLDINGS, INC.
(Registrant)

Date: May 20, 2015	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Promissory Note, dated February 25, 2015. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 27, 2015).

10.1	Securities Purchase Agreement, dated February 25, 2015, by and between ATRM Holdings, Inc. and Lone Star Value Investors, LP. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 27, 2015).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

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

