Form 10-Q
period 2015-06-30
ATRM Holdings, Inc.
filed 2015-08-14
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, 1,246,473 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,134	$1,996
Accounts receivable, net	3,994	2,804
Costs and estimated profit in excess of billings	1,098	1,791
Inventories	1,724	1,936
Fair value of contingent earn-outs, current	610	1,200
Other current assets	74	117
Total current assets	8,634	9,844

Property, plant and equipment, net	4,600	4,740

Fair value of contingent earn-out, noncurrent	778	1,100
Goodwill	1,733	1,733
Intangible assets, net	1,467	1,688

Total assets	$17,212	$19,105

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Note payable	$-	$5,500
Current portion of long-term debt	1,075	45
Trade accounts payable	4,632	5,129
Billings in excess of costs and estimated profit	674	288
Accrued compensation	306	84
Other accrued liabilities	1,846	2,492
Total current liabilities	8,533	13,538

Long-term debt, less current portion	11,760	9,542
Deferred income taxes	9	-

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 1,246,473 shares issued and outstanding	1	1
Additional paid-in capital	66,355	66,335
Accumulated deficit	(69,446)	(70,311)
Total shareholders’ deficit	(3,090)	(3,975)

Total liabilities and shareholders’ deficit	$17,212	$19,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net sales	$6,800	$12,389	$13,601	$12,389
Costs and expenses:
Cost of sales	6,620	11,586	13,502	11,586
Selling, general and administrative expenses	1,113	2,513	2,130	3,281
Goodwill impairment charge	-	3,705	-	3,705
Total costs and expenses	7,733	17,804	15,632	18,572

Loss from continuing operations	(933)	(5,415)	(2,031)	(6,183)
Other income (expense):
Settlement gain	3,687	-	3,687	-
Interest expense	(402)	(215)	(789)	(216)
Change in fair value of contingent earn-out	-	28	-	103
Income (loss) from continuing operations before income taxes	2,352	(5,602)	867	(6,296)
Income tax benefit (expense)	(2)	290	(2)	464
Income (loss) from continuing operations	2,350	(5,312)	865	(5,832)
Income from discontinued operations, net of income taxes	-	537	-	861
Net income (loss)	$2,350	$(4,775)	$865	$(4,971)

Basic income (loss) per share:
Continuing operations	$1.98	$(4.92)	$0.73	$(5.41)
Discontinued operations	-	.50	-	.80
Net income (loss)	$1.98	$(4.43)	$0.73	$(4.61)

Diluted income (loss) per share:
Continuing operations	$1.95	$(4.92)	$0.72	$(5.41)
Discontinued operations	-	.50	-	.80
Net income (loss)	$1.95	$(4.43)	$0.72	$(4.61)

Weighted average common shares outstanding:
Basic	1,186	1,079	1,186	1,079
Diluted	1,205	1,079	1,196	1,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$865	$(4,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	380	721
Share-based compensation expense	20	5
Provision for bad debts	13	-
Settlement gain	(3,687)	-
Facility expense accrual credit	(54)	-
Deferred income taxes	9	-
Change in fair value of contingent earn-out	-	(103)
Goodwill impairment charge	-	3,705
Gain on sale of discontinued operations	-	(1,128)
Changes in operating assets and liabilities:
Accounts receivable	(1,203)	(1,062)
Costs and estimated profit in excess of billings	693	(1,233)
Inventories	212	744
Other current assets	43	(209)
Other assets	-	241
Trade accounts payable	(497)	1,281
Billings in excess of costs and estimated profit	386	372
Accrued compensation	222	(58)
Other accrued liabilities	(131)	694
Net cash used in operating activities	(2,729)	(1,001)

Cash flows from investing activities:
Proceeds from earn-out consideration	912	428
Purchase of property and equipment	(19)	(1)
Purchase of business, net of cash acquired	-	(4,568)
Net cash generated by (used in) investing activities	893	(4,141)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000	6,500
Principal payments on long-term debt	(26)	(24)
Payment of debt assumed and paid at closing of business purchase	-	(1,401)
Net cash generated by financing activities	974	5,075

Net decrease in cash and cash equivalents	(862)	(67)

Cash and cash equivalents at beginning of period	1,996	1,260

Cash and cash equivalents at end of period	$1,134	$1,193

Supplemental cash flow information:
Cash paid for interest expense	$483	$4
Settlement agreement:
– reduction of note payable to seller	$3,226	$-
– forgiveness of accrued interest	$461	$-
Note payable to seller issued as partial consideration for purchase of business	$-	$5,500
Contingent earn-out receivable received as part of product line disposition	$-	$2,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The condensed consolidated balance sheet at December 31, 2014 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

Beginning in fiscal year 2013, ATRM implemented a series of strategic initiatives intended to stabilize the Company and return it to profitability. In July 2013, we sold the assets related to our Reliability Test Products (“RTP”) line of products to Cascade Microtech, Inc. (“Cascade”). On April 2, 2014, we acquired KBS, a business that manufactures modular housing units for commercial and residential applications. On April 22, 2014, we entered into an agreement to transfer the assets related to our test handler product line to BSA (as defined below) in return for a future stream of earn-out payments based on the product line’s revenues.

We have incurred significant operating losses and, as of June 30, 2015, we had an accumulated deficit of approximately $69 million. There can be no assurance that the strategic initiatives described above will lead to sufficient revenue in the future to cover our expenses and achieve profitability for ATRM on a consistent basis or at all. In addition, we incurred substantial debt in connection with the acquisition of KBS. To finance the acquisition, we issued $6.5 million in promissory notes to Lone Star Value Investors, LP (“LSVI”) and a $5.5 million promissory note (the “KBS Note”) to the sellers with an original maturity date of October 1, 2014. We reached an agreement with the holder of the KBS Note to extend its maturity date to December 1, 2014 but we were unable to repay the note on that date. On June 26, 2015, as discussed in Note 13, we reached an agreement with the holder of the KBS Note to reduce its principal balance to $2.5 million which amount is to be paid in monthly installments of $100,000 over 25 months, inclusive of interest. During the second half of fiscal year 2014 and early 2015 we received cash to fund our working capital needs from LSVI and its affiliate Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”) in exchange for unsecured promissory notes issued to these entities.

As of the June 30, 2015, the Company’s total debt owed under promissory notes, including the Amended and Restated KBS Note (as defined below), was approximately $12.8 million.  We have implemented significant changes to improve the performance of our KBS operations, including organizational changes and the implementation of improved contracts, processes and controls. We intend to pursue new financing to refinance all or a portion of our debt and to provide for our general working capital needs going forward. We anticipate commencing a rights offering on or about August 17, 2015 for the sale of up to 1,246,473 shares of our common stock at an offering price of $3.00 per share. The offering is expected to close in September 2015. We expect to retain a portion of the net proceeds for our working capital needs, and to use the remainder to reduce our long-term debt.

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

Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond one year from June 30, 2015.

3.	RECENT ACCOUNTING PRONOUNCEMENT

In January 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (“ASU 2015-01”), as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 eliminates the concept of extraordinary items from generally accepted accounting principles. The amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted if the guidance is applied from the beginning of the fiscal year of adoption. As permitted, the Company adopted the provisions of ASU 2015-01 effective January 1, 2015.

4.	BUSINESS COMBINATION

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

KBS results are included in our condensed consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and KBS Buildings Systems for the three and six months ended June 30, 2014 as if the acquisition had occurred on January 1, 2014 (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014

Pro forma net sales	$12,389	$22,233
Pro forma loss from continuing operations	(4,781)	(6,789)
Pro forma net loss	(4,244)	(5,928)
Pro forma loss per share – basic and diluted	$(3.93)	$(5.49)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the KBS acquisition of approximately $0.6 million and $0.7 million in the three and six months ended June 30, 2014, respectively. These costs are included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations.

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

The BSA Agreement provides that BSA will pay to ATRM a royalty on all revenue related to the test handler product line through December 31, 2018. The royalty percentage was 13.50% for the three month period ended June 30, 2015 and decreases 0.75% each quarter thereafter. Royalties earned are subject to certain qualifications and adjustments. The first royalty payment covering the period April 22, 2014 through December 31, 2014 amounted to approximately $770,000 and was received in January 2015. The payment for royalties earned in the quarter ended March 31, 2015 amounted to approximately $142,000 and was received in May 2015. Future royalty payments are due 60 days after the end of each calendar quarter.

Following the sale of our RTP product line to Cascade in 2013 and the transfer of our test handler product line to BSA in April 2014, ATRM has no manufacturing operations remaining in North St. Paul, Minnesota. The original lease term for our North St. Paul facility, which consisted of approximately 45,000 square feet, was scheduled to expire on August 31, 2015. Approximately one-half of the space in this facility had been subleased to Cascade and BSA through the end of the lease term. We also entered into administrative services agreements with Cascade and BSA that provided for copier and computer network services through the end of the lease term. The remaining half of the facility was unutilized. As a result of the divestitures of our businesses in Minnesota, we determined that ATRM would not receive economic benefit from its facility, copier and IT equipment leases at its North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). We recorded a charge of $264,000 related to these contracts in the quarter ended June 30, 2014. The accrued facility expense is included in “Other accrued liabilities” in our condensed consolidated balance sheet. See Note 12.

On May 1, 2015, we entered into an agreement with the owner of the leased facility in North St. Paul to accelerate the expiration of the lease from August 31, 2015 to May 1, 2015. We also entered into agreements with Cascade and BSA to terminate their subleases effective May 1, 2015. The early terminations of these agreements were executed at the request of the owner of the facility at no cost to ATRM. Effective May 1, 2015, we relocated our corporate office from the North St. Paul facility to a nearby suburb of St. Paul, MN where we lease office space on a month to month basis. As a result of the early termination of the North St. Paul facility lease and subleases, we recorded a gain of approximately $54,000 resulting from a reduction in the facility exit accrual. This gain is included in general and administrative expenses for the three and six month periods ended June 30, 2015.

Condensed operating results for the test handler product line are presented as discontinued operations in our consolidated statements of operations for the three and six month periods ended June 30, 2014 and are summarized below (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014

Net sales	$218	$2,376
Costs and expenses:
Cost of sales	150	1,400
Operating expenses	369	779
Total costs and expenses	519	2,179
Income (loss) from discontinued operations	(301)	197
Gain on sale of discontinued operations	1,128	1,128
Income before income taxes	827	1,325
Income tax expense	(290)	(464)
Income from discontinued operations	$537	$861

The Company had no discontinued operations for the three and six months ended June 30, 2015.

6.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at June 30, 2015 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$610
Noncurrent portion	—	—	778
Total	$—	$—	$1,388

The following table summarizes the Level 3 activity for our earn-out receivable related to the transfer of our test handler product line (in thousands):

Level 3

Balance at December 31, 2014	$2,300
Subtract - settlements	(912)
Balance at June 30, 2015	$1,388

Quantitative information about Level 3 fair value measurements on a recurring basis at June 30, 2015 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total projected revenue Revenue growth rate Performance weighted average Discount rate	$21 million 0% 60% to 125% 10%

7.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)

Contract billings	$3,434	$2,235
Retainage	1,340	1,369
Subtotal	4,774	3,604
Less - allowance for doubtful accounts	(780)	(800)
Accounts receivable, net	$3,994	$2,804

Retainage balances are expected to be collected within the next twelve months.

8.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)

Raw materials	$1,517	$1,729
Finished goods	207	207
Total inventories	$1,724	$1,936

9.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following at June 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$1,733	$—	$1,733
Trademarks	290	—	290
Total	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(254)	1,166
Purchased backlog	990	(979)	11
Total	2,410	(1,233)	1,177

Total intangible assets	$4,433	$(1,233)	$3,200

Amortization expense amounted to approximately $61,000 and $221,000 for the three and six months ended June 30, 2015, respectively, and $641,000 for the three and six months ended June 30, 2014. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2015 (six months)	$112
2016	203
2017	203
2018	203
2019	203
Thereafter	253
Total	$1,177

10.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)

Costs incurred on uncompleted contracts	$23,697	$21,282
Inventory purchased for specific contracts	1,989	445
Estimated profit	1,741	2,717
Subtotal	27,427	24,444
Less billings to date	(27,003)	(22,941)
Total	$424	$1,503

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$1,098	$1,791
Billings in excess of costs and estimated profit	(674)	(288)
Total	$424	$1,503

The Company had approximately $5.5 million of work under contract remaining to be recognized at June 30, 2015.

11.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable includes retainage amounts due to subcontractors of $0.6 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively. Retainage balances are expected to be settled within the next twelve months.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)

Accrued interest expense	$516	$671
Accrued sales taxes	936	873
Accrued health insurance costs	118	305
Accrued sales rebates	145	363
Accrued warranty	58	78
Accrued facility expenses (see Note 5)	12	138
Other	61	64
Total other current accrued liabilities	$1,846	$2,492

Changes in accrued warranty are summarized below (in thousands):

	Six Months Ended June 30,
	2015	2014

Accrual balance, beginning of period	$78	$—
Accruals for warranties	13	38
Settlements made	(33)	(33)
Accrual assumed in KBS acquisition	—	47
Accrual balance, end of period	$58	$52

13.	NOTES PAYABLE

As described in Notes 2 and 4, as partial consideration for the KBS acquisition, we issued the KBS Note in the principal amount of $5.5 million. We were unable to repay the note on its maturity date, December 1, 2014. Under the terms of the note, the holder had a right to charge interest at 10.0% per annum for any period during which we are in default. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS and on June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provides for, among other things, the amendment and restatement of the KBS Note (the “Amended and Restated KBS Note”) to reduce the principal amount from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the KBS Note as disclosed below. The new principal amount is to be paid in 25 installments of $100,000 on the first business day of each month, which began on July 1, 2015. The Amended and Restated KBS Note does not accrue interest unless it is in default, in which case the annual interest rate would be 10%. Since this acquisition purchase price adjustment was outside the twelve month measurement period from the acquisition date, the change was credited to earnings. The Company recorded a gain of $3.7 million in the three and six month periods ended June 30, 2015 related to the settlement, which consisted of the following (in thousands):

Reduction of principal (including adjustment for imputed interest at 9.5%)	$3,226
Forgiveness of interest accrued to the date of settlement	461
Gain on settlement agreement	$3,687

The principal balance of the Amended and Restated KBS Note was $2,274,217 ($2,500,000 less imputed interest of $225,783) at June 30, 2015 and is included in Long-Term Debt. See Note 14.

14.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)

Promissory note payable to LSVI, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	$5,000	$5,000

Promissory notes payable to LSV Co-Invest I, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	4,500	4,500

Promissory note payable to LSVI, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	1,000	—

Promissory note payable, unsecured, interest imputed at 9.5% (2)	2,274	—

Notes payable, secured by equipment, interest rates from 5.0% to 9.5%, with varying maturity dates through September 2018	61	87

Total long-term debt	12,835	9,587
Current portion	(1,075)	(45)
Noncurrent portion	$11,760	$9,542

(1)	On February 25, 2015, in order to provide additional working capital to ATRM, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $1.0 million in cash, an unsecured promissory note made by ATRM in the principal amount of $1.0 million.

(2)	Promissory note payable to the principal seller of KBS, payable in monthly installments of $100,000 through July 2017 (see Note 13).

As of June 30, 2015, LSVI owned 167,885 shares of our common stock, or approximately 14.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI.

ATRM’s entry into the securities purchase agreement with LSVI was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

15.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

ATRM uses the fair value method to measure and recognize share-based compensation. We determine the fair value of stock options on the grant date using the Black-Scholes option valuation model. We determine the fair value of restricted stock awards based on the quoted market price of our stock on the grant date. We recognize the compensation expense for stock options and restricted stock awards on a straight-line basis over the vesting period of the applicable awards.

2014 Incentive Plan

Our 2014 Incentive Plan (the “2014 Plan”) was approved by our board of directors on October 9, 2014 and became effective on December 4, 2014 upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of our board of directors. The purpose of the 2014 Plan is to provide employees, consultants and board members the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock. 100,000 shares of the Company’s common stock are authorized to be issued pursuant to the 2014 Plan.

On June 5, 2015, ATRM granted restricted stock awards for a total of 60,000 shares of the Company’s common stock to our directors. The shares vest one year after the grant date. The fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $20,000 for the three and six months ended June 30, 2015 and is included in general and administrative expenses in our condensed consolidated statement of operations. The remaining compensation expense of approximately $249,000 will be recognized on a straight line basis through June 5, 2016, subject to forfeitures.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2015	38,500	$12.27
No activity during the six months ended June 30, 2015	-	-
Outstanding, June 30, 2015	38,500	$12.27	1.5 years	$0

Exercisable, June 30, 2015	38,500	$12.27	1.5 years	$0

All stock options outstanding at June 30, 2015 are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on June 30, 2015. Share-based compensation expense related to stock options amounted to approximately $5,000 for the six months ended June 30, 2014 and is included in the caption “Income from discontinued operations, net of income taxes” in our condensed consolidated statements of operations.

16.	INCOME TAXES

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

At June 30, 2015, we have recorded a deferred tax liability of $9,000 for the taxable differences related to our indefinite lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences. We are presenting an income tax benefit in our statement of operations of $290,000 and $464,000 for the three and six-month periods ended June 30, 2014, respectively. The presented benefit is an offset to the tax provision effect we are presenting within discontinued operations for the same time periods.

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

Results of Operations

Net Sales. Net sales represent sales since April 2, 2014 by our KBS operations which we acquired on that date. We divested our test handler operations last year and its sales in 2014 prior to the divestiture date are included in results from discontinued operations. Net sales from continuing operations were approximately $13.6 million for the six months ended June 30, 2015 compared with approximately $12.4 million for the same period in 2014. The six-month period in 2015 included six months of KBS sales compared with approximately three months of KBS sales in 2014. For the six months ended June 30, 2015, sales for commercial projects and single family homes represented 36% and 64% of total sales, respectively. Sales for the three months ended June 30, 2015 decreased to $6.8 million compared with $12.4 million for the same period in 2014 due to a decrease in commercial project sales. For the three months ended June 30, 2015, sales for commercial projects and single family homes represented 7% and 93% of total sales, respectively. The decrease in commercial project sales in the three and six-month periods ended June 30, 2015 reflects the completion in 2014 of two very large multi-tenant buildings that were in process at the time of the KBS acquisition a year ago. In addition, commercial sales in 2015 were adversely impacted by the delay of approximately $1.3 million for two multi-tenant buildings that were scheduled to be delivered in May 2015. Due to site preparation issues at a customer site not involving KBS, construction on the project was halted by the city that had issued the building permit pending resolution of such issues. The completed modules remained in our possession at June 30, 2015. We expect that this dispute will be resolved and we will collect the full amounts owed under the contract. In addition, sales related to site work (subcontracting of electrical, plumbing, heating, air conditioning, etc., at the building site) decreased approximately $3.0 million and $1.9 million for the three and six months ended June 30, 2015, respectively, compared with the prior year periods. We have reduced the amount of site work performed on commercial projects due to the low margins typically associated with such work and the difficulty in collecting retainage associated with site work performed by subcontractors. Our current strategy is to focus KBS’s efforts on our core competencies of manufacturing modular buildings and have the work required at the building site be performed by the customer’s general contractor whenever possible. We expect that commercial project sales will increase sequentially in the third quarter of 2015.

Cost of Sales. Cost of sales includes costs since April 2, 2014 related to our KBS operations which we acquired on that date. Cost of sales for our test handler product line which we divested in 2014 is included in results from discontinued operations. Cost of sales amounted to approximately $13.5 million for the six months ended June 30, 2015 compared with approximately $11.6 million for the same period in the 2014. The six-month period in 2015 included costs for six months of KBS sales compared with costs for approximately three months of KBS sales in 2014. Cost of sales amounted to approximately $6.6 million for the three months ended June 30, 2015 compared with approximately $11.6 million for the same period in the 2014. The decrease in 2015 was attributed to lower commercial project sales, including lower sales for subcontracted site work as described above.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2015 were approximately $2.1 million compared with approximately $3.3 million for the comparable period in 2014, a decrease of approximately $1.2 million. Expenses attributed to the KBS operations that we acquired in April 2014 amounted to approximately $1.5 million for the six months ended June 30, 2015 compared with $1.3 million for the same period in 2014. Excluding the KBS-related expenses, SG&A expenses decreased approximately $1.4 million from the prior year, which reflected decreases of approximately $1.0 million in legal and professional expenses associated with the KBS acquisition and divestiture of our test handler product line, $0.1 million in compensation and $0.1 million in severance costs. SG&A expenses were approximately $1.1 million for the three months ended June 30, 2015 compared with approximately $2.5 million for the same period in 2014, a decrease of approximately $1.4 million, which included decreases of approximately $0.7 million in legal and professional expenses associated with the KBS acquisition and divestiture of our test handler product line and a $0.4 million decrease in amortization expenses related to intangible assets received in the KBS acquisition.

Goodwill Impairment Charge. We completed a goodwill impairment assessment as of June 30, 2014 and determined that the carrying value of goodwill exceeded its fair value by $3.7 million at that date. Accordingly, we recorded a goodwill impairment charge in the amount of approximately $3.7 million in the three and six months ended June 30, 2014.

Interest Expense. Interest expense amounted to approximately $0.8 million for the six months ended June 30, 2015 compared with $0.2 million for the same period in 2014. Interest expense amounted to approximately $0.4 million for the three months ended June 30, 2015 compared with $0.2 million for the same period in 2014. Interest expense is primarily related to the debt we incurred to finance the KBS acquisition in April 2014 and additional borrowings described in Note 14 to our unaudited condensed consolidated financial statements.

Settlement Gain. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS pursuant to an asset purchase agreement executed in April 2014. On June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, a reduction in the principal amount of the KBS Note from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. We recorded a gain of $3.7 million in the three and six month periods ended June 30, 2015 related to the settlement.

Change in Fair Value of Contingent Earn-Out. We assess the fair value of contingent earn-outs at the end of each quarter. The contingent earn-out included in our condensed consolidated balance sheet at June 30, 2015 is related to the transfer of test handler product line to BSA in April 2014. Our assessments of this earn-out at March 31, 2015 and June 30, 2015 resulted in no adjustments to fair value at those dates. For the three and six-month periods ended June 30, 2014, change in fair value of contingent earn-out amounted to approximately $28,000 and $103,000, respectively, and represented increases in the fair value of the contingent earn-out related to the sale of our RTP line of products based on reassessments of fair value at the end of those periods.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $2,000 for the three and six-month periods ended June 30, 2015 which represents deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences. We recorded no income tax expense or benefit for the three and six months ended June 30, 2014. The income tax expense attributed to discontinued operations for the three and six months ended June 30, 2014, calculated using a 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations. Results related to our divested test handler operations have been reclassified and presented as discontinued operations for the three and six months ended June 30, 2014. Condensed results of discontinued operations are summarized in Note 5 to our unaudited condensed consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.9 million in the six months ended June 30, 2015.

Cash flows used in operating activities. In the six months ended June 30, 2015, cash flows used in operating activities was approximately $2.7 million, consisting primarily of our net loss of approximately $2.8 million (excluding a $3.7 million non-cash settlement gain) and approximately $0.3 million in working capital changes, partially offset by approximately $0.4 million in non-cash depreciation and amortization expense. Working capital changes using cash included an increase of approximately $1.2 million in accounts receivable and decreases of approximately $0.5 million in accounts payable and $0.1 million in other accrued liabilities, partially offset by decreases of approximately $0.7 million in costs and estimated profit in excess of billings and $0.2 million in inventories and increases of approximately $0.4 million in billings in excess of costs and estimated profit and $0.2 million in accrued compensation. The increases in accounts receivable and billings in excess of costs and estimated profit and the decreases in costs and estimated profit in excess of billings and inventories primarily reflected a relatively higher average percentage of completion of KBS commercial projects in progress at June 30, 2015 compared with that at December 31, 2014. The decrease in accounts payable resulted primarily from the timing of payments. The decrease in other accrued liabilities included the settlement of approximately $0.2 million in accrued sales rebates and a decrease of approximately $0.2 million in accrued health insurance expenses, partially offset by a $0.3 million increase in accrued interest expense. In the six months ended June 30, 2014, cash flows used in operating activities were approximately $1.0 million, consisting primarily of our net loss from continuing operations of approximately $6.2 million (which was our net loss excluding a $1.1 million pre-tax gain on the sale of our test handler product line and a $0.1 million non-cash increase in fair value of contingent earn-out), partially offset by a $3.7 million non-cash goodwill impairment charge, $0.7 million in non-cash depreciation and amortization expense and approximately $0.8 million in working capital changes. Working capital changes generating cash included a decrease of $0.7 million in inventories and increases of $1.3 million in accounts payable, $0.4 million in billings in excess of costs and estimated profit and $0.7 million in other accrued liabilities, partially offset by increases of $1.1 million in accounts receivable, $1.2 million in costs and estimated profit in excess of billings and $0.2 million in other current assets. The decrease in inventories was primarily attributed to the sale of seven VMAX test handlers prior to the transfer of our test handler product line to BSA in April 2014. The increase in other accrued liabilities included increases of $0.3 million in accrued facility expenses, $0.2 million in accrued sales taxes and $0.2 million in accrued interest expense. The increase in accounts receivable included a $1.3 million increase in receivables at our KBS operations since the April 2014 acquisition date which was related solely to the timing of collections as approximately $2.3 million was collected on July 1, 2014. The increase in costs and estimated profit in excess of billings was largely attributed to costs incurred on two large commercial projects during the period.

Cash flows generated by (used in) investing activities. In the six months ended June 30, 2015, cash flows generated by investing activities was approximately $0.9 million, consisting primarily of $0.9 million of royalty payments received from BSA related to the transfer of our test handler product line to BSA in fiscal year 2014. In the six months ended June 30, 2014, cash flows used in investing activities were approximately $4.1 million, which consisted of the $4.6 million net cash portion of the purchase price paid in connection with our acquisition of KBS ($5.0 million paid at closing less $0.4 million of cash acquired), partially offset by approximately $0.4 million received in final settlement of the contingent earn-out in connection with our sale of our RTP product line to Cascade.

Cash flows provided by financing activities. In the six months ended June 30, 2015, cash flows generated by financing activities was approximately $1.0 million, which consisted primarily of the $1.0 million received from the sale of a $1.0 million promissory note to LSVI as described in Note 14 to our unaudited condensed consolidated financial statements. In the six months ended June 30, 2014, cash flows provided by financing activities were approximately $5.1 million, which consisted primarily of the $6.5 million in financing received from the sale of promissory notes, less $1.4 million of debt that was assumed and paid at the closing of the KBS acquisition.

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

As of June 30, 2015, our cash and cash equivalents amounted to approximately $1.1 million. As of June 30, 2015, our interest-bearing debt totaled approximately $12.8 million, including the Amended and Restated KBS Note of $2.3 million, $6.0 million owed to LSVI and $4.5 million owed to LSV Co-Invest I. We intend to pursue new financing to replace all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. We anticipate commencing a rights offering on or about August 17, 2015 for the sale of up to 1,246,473 shares of our common stock at an offering price of $3.00 per share. The offering is expected to close in September 2015. We expect to retain a portion of the net proceeds for our working capital needs, and to use the remainder to reduce our long-term debt. There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all. Until such time as we obtain such new financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as it pursues new financing.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Notes 4 and 5 to our accompanying condensed consolidated financial statements, in April 2014 we acquired the assets and assumed certain liabilities related to the operations of KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Due to the lack of adequate processes, procedures and controls at KBS, management concluded that we have material weaknesses in our internal control over financial reporting, and that our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2015. Specifically, material weaknesses were found in our financial reporting process with respect to (1) poor control over accounts payable cut-offs and (2) inadequate segregation of duties in certain accounting processes, including the cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

Remediation of Material Weakness

We are working to remediate these material weaknesses. Since the April 2014 acquisition of KBS, we hired an additional accounting professional in July 2014 with relevant experience to assist in the effort to implement improvements at KBS. We have implemented improvements in processes, procedures and controls, including in the areas of contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In August 2015, we selected a new accounting and management information software package which we expect to implement in stages beginning in the first quarter of 2016. We will to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Amended and Restated Promissory Note, dated June 26, 2015, made by KBS Builders, Inc. for the benefit of Modular Fun I, Inc. (f/k/a KBS Building Systems, Inc.) (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 29, 2015).

10.1	Agreement, dated as of June 26, 2015, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), KBS Builders, Inc., Modular Fun I, Inc. (f/k/a KBS Building Systems, Inc.), Modular Fun III, LLC (f/k/a Maine Modular Haulers, LLC), Modular Fun II, LLC (f/k/a All-Set, LLC (d/b/a KBS Homes)), Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2015).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

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

ATRM HOLDINGS, INC.
(Registrant)

Date: August 14, 2015	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Amended and Restated Promissory Note, dated June 26, 2015, made by KBS Builders, Inc. for the benefit of Modular Fun I, Inc. (f/k/a KBS Building Systems, Inc.) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 29, 2015).

10.1	Agreement, dated as of June 26, 2015, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), KBS Builders, Inc., Modular Fun I, Inc. (f/k/a KBS Building Systems, Inc.), Modular Fun III, LLC (f/k/a Maine Modular Haulers, LLC), Modular Fun II, LLC (f/k/a All-Set, LLC (d/b/a KBS Homes)), Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2015).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Linkbase

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

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

