Form 10-Q
period 2015-09-30
ATRM Holdings, Inc.
filed 2015-11-16
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, 2,266,219 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,743	$1,996
Accounts receivable, net	3,727	2,804
Costs and estimated profit in excess of billings	987	1,791
Inventories	1,781	1,936
Fair value of contingent earn-out, current	508	1,200
Other current assets	186	117
Total current assets	8,932	9,844

Property, plant and equipment, net	4,545	4,740

Fair value of contingent earn-out, noncurrent	642	1,100
Goodwill	1,733	1,733
Intangible assets, net	1,406	1,688

Total assets	$17,258	$19,105

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Note payable	$—	$5,500
Current portion of long-term debt	1,091	45
Trade accounts payable	4,697	5,129
Billings in excess of costs and estimated profit	709	288
Accrued compensation	269	84
Other accrued liabilities	2,422	2,492
Total current liabilities	9,188	13,538

Long-term debt, less current portion	10,531	9,542
Deferred income taxes	11	—

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,206,219 and 1,186,473 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	1
Additional paid-in capital	69,374	66,335
Accumulated deficit	(71,848)	(70,311)
Total shareholders’ deficit	(2,472)	(3,975)

Total liabilities and shareholders’ deficit	$17,258	$19,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net sales	$6,426	$10,310	$20,027	$22,699
Costs and expenses:
Cost of sales	6,912	9,845	20,414	21,431
Selling, general and administrative expenses	1,534	1,142	3,664	4,423
Goodwill impairment charge	—	—	—	3,705
Total costs and expenses	8,446	10,987	24,078	29,559

Loss from continuing operations	(2,020)	(677)	(4,051)	(6,860)
Other income (expense):
Interest expense	(318)	(277)	(1,107)	(493)
Change in fair value of contingent earn-out	(62)	—	(62)	103
Settlement gain	—	—	3,687	—
Loss from continuing operations before income taxes	(2,400)	(954)	(1,533)	(7,250)
Income tax benefit (expense)	(2)	—	(4)	464
Loss from continuing operations	(2,402)	(954)	(1,537)	(6,786)
Income from discontinued operations, net of income taxes	—	—	—	861
Net loss	$(2,402)	$(954)	$(1,537)	$(5,925)
Income (loss) per share – basic and diluted:
Continuing operations	$(1.80)	$(0.88)	$(1.24)	$(6.29)
Discontinued operations	—	—	—	0.80
Net loss	$(1.80)	$(0.88)	$(1.24)	$(5.49)

Weighted average common shares outstanding – basic and diluted	1,331	1,079	1,235	1,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,537)	$(5,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	519	997
Share-based compensation expense	86	5
Provision for bad debts	48	—
Settlement gain	(3,687)	—
Facility expense accrual credit	(54)	—
Gain on sale of equipment	(4)	—
Deferred income taxes	11	—
Change in fair value of contingent earn-out	62	(103)
Goodwill impairment charge	—	3,705
Gain on sale of discontinued operations	—	(1,128)
Changes in operating assets and liabilities:
Accounts receivable	(971)	(609)
Costs and estimated profit in excess of billings	804	(2,028)
Inventories	155	498
Other current assets	(69)	(207)
Other assets	—	338
Trade accounts payable	(432)	(1,275)
Billings in excess of costs and estimated profit	421	132
Accrued compensation	185	6
Other accrued liabilities	445	1,011
Net cash used in operating activities	(4,018)	(4,583)

Cash flows from investing activities:
Proceeds from earn-out consideration	1,088	428
Purchase of property and equipment	(47)	(193)
Sale of equipment	9	—
Purchase of business, net of cash acquired	—	(4,568)
Net cash generated by (used in) investing activities	1,050	(4,333)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	2,954	—
Proceeds from issuance of long-term debt	1,059	11,000
Principal payments on long-term debt	(1,298)	(35)
Payment of debt assumed and paid at closing of business purchase	—	(1,401)
Net cash generated by financing activities	2,715	9,564

Net increase (decrease) in cash and cash equivalents	(253)	648

Cash and cash equivalents at beginning of period	1,996	1,260

Cash and cash equivalents at end of period	$1,743	$1,908

Supplemental cash flow information:
Cash paid for interest expense	$1,036	$167
Settlement agreement:
– reduction of note payable to seller	$3,226	$—
– forgiveness of accrued interest	$461	$—
Note payable to seller issued as partial consideration for purchase of business	$—	$5,500
Contingent earn-out receivable received as part of product line disposition	$—	$2,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. References in the notes to the condensed consolidated financial statements to “ATRM,” “the Company,” “we,” “us” or “our”, unless the context otherwise requires, refer to ATRM Holdings, Inc. and its subsidiaries and their respective predecessors. Our modular housing business is operated by our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. (collectively referred to as “KBS”).

The condensed consolidated balance sheet at December 31, 2014 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

We have incurred significant operating losses and, as of September 30, 2015, we had an accumulated deficit of approximately $72 million. There can be no assurance that the strategic initiatives described above will lead to sufficient revenue in the future to cover our expenses and achieve profitability for ATRM on a consistent basis or at all. In addition, we incurred substantial debt in connection with the acquisition of KBS.  To finance the acquisition, we issued $6.5 million in promissory notes to Lone Star Value Investors, LP (“LSVI”) and a $5.5 million promissory note (the “KBS Note”) to the sellers with an original maturity date of October 1, 2014. We reached an agreement with the holder of the KBS Note to extend its maturity date to December 1, 2014 but we were unable to repay the note on that date.  On June 26, 2015, as discussed in Note 13, we reached an agreement with the holder of the KBS Note to reduce its principal balance to $2.5 million, which amount is payable in monthly installments of $100,000, inclusive of interest, on the first business day of each month, which began on July 1, 2015. Since the acquisition of KBS in April 2014, we have received cash to fund our working capital needs from LSVI and its affiliate Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”) in exchange for unsecured promissory notes issued to these entities.

In September 2015, we completed a stock offering in which we sold 1,019,746 shares of our common stock and received approximately $3.0 million, net of offering expenses. From the proceeds of the stock offering, we repaid $1.0 million of debt owed to LSVI and retained the remainder for working capital. We intend to pursue new financing to refinance all or a portion of our debt and to provide for our general working capital needs going forward.

As of the September 30, 2015, the Company’s total debt owed under promissory notes, including the Amended and Restated KBS Note (as defined below), was approximately $11.6 million.  We have implemented significant changes to improve the performance of our KBS operations, including organizational changes and the implementation of improved contracts, processes and controls.

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

Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond one year from September 30, 2015.

3.	RECENT ACCOUNTING PRONOUNCEMENT

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, Income Statement - Extraordinary and Unusual Items (“ASU 2015-01”), as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 eliminates the concept of extraordinary items from generally accepted accounting principles. The amendments in the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted if the guidance is applied from the beginning of the fiscal year of adoption. As permitted, the Company adopted the provisions of ASU 2015-01 effective January 1, 2015.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted only as of annual periods beginning after December 31, 2016. The implementation of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

4.	BUSINESS COMBINATION

On April 2, 2014, the Company entered into an agreement with KBS Building Systems, Inc. and certain of its affiliates and their owner, pursuant to which we purchased substantially all of KBS Building Systems’ assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the acquisition included $5.0 million in cash paid at closing, the KBS Note in the principal amount of $5.5 million and the assumption of certain other liabilities. In addition, we assumed certain debt of approximately $1.4 million which we paid at closing. The acquired assets included approximately $0.4 million in cash, resulting in a net purchase price of approximately $10.1 million. Goodwill recorded in connection with the KBS acquisition was subsequently written down and we recorded a $3.7 million goodwill impairment charge in the nine months ended September 30, 2014. In June 2015, as described in Note 13, we entered into a settlement agreement with the sellers of KBS, in which the principal amount of the KBS Note was reduced from $5.5 million to $2.5 million and related accrued interest was forgiven. Accordingly, we recorded a settlement gain of $3.7 million in the nine months ended September 30, 2015.

KBS results are included in our condensed consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and KBS Buildings Systems for the nine months ended September 30, 2014 as if the acquisition had occurred on January 1, 2014 (in thousands):

Nine months ended September 30, 2014
Pro forma net sales	$32,543
Pro forma loss from continuing operations	(7,593)
Pro forma net loss	(6,732)
Pro forma loss per share – basic and diluted	(6.24)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the KBS acquisition of approximately $0.8 million in the nine months ended September 30, 2014. These costs are included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations.

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

The BSA Agreement provides that BSA will pay to ATRM a royalty on all revenue related to the test handler product line through December 31, 2018. The royalty percentage was 12.75% for the three month period ended September 30, 2015 and decreases 0.75% each quarter thereafter. Royalties earned are subject to certain qualifications and adjustments. The first royalty payment covering the period April 22, 2014 through December 31, 2014 amounted to approximately $770,000 and was received in January 2015. We received payments of approximately $142,000 and $176,000 in the quarters ended June 30, 2015 and September 30, 2015, respectively. Future royalty payments are due 60 days after the end of each calendar quarter.

Following the sale of our RTP product line to Cascade in 2013 and the transfer of our test handler product line to BSA in April 2014, ATRM has no manufacturing operations remaining in North St. Paul, Minnesota. The original lease term for our North St. Paul facility, which consisted of approximately 45,000 square feet, was scheduled to expire on August 31, 2015. Approximately one-half of the space in this facility had been subleased to Cascade and BSA through the end of the lease term. We also entered into administrative services agreements with Cascade and BSA that provided for copier and computer network services through the end of the lease term. The remaining half of the facility was unutilized. As a result of the divestitures of our businesses in Minnesota, we determined that ATRM would not receive full economic benefit from its facility, copier and IT equipment leases at its North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). We recorded a charge of approximately $264,000 related to these contracts in the quarter ended June 30, 2014. As of September 30, 2015, the accrued facility expense totaled approximately $9,000 and is included in the caption “Other accrued liabilities” in our condensed consolidated balance sheet. See Note 12.

On May 1, 2015, we entered into an agreement with the owner of the leased facility in North St. Paul to accelerate the expiration of the lease from August 31, 2015 to May 1, 2015. We also entered into agreements with Cascade and BSA to terminate their subleases effective May 1, 2015. The early terminations of these agreements were executed at the request of the owner of the facility at no cost to ATRM. Effective May 1, 2015, we relocated our corporate office from the North St. Paul facility to a nearby suburb of St. Paul, Minnesota where we lease office space on a month to month basis. As a result of the early termination of the North St. Paul facility lease and subleases, we recorded a gain of approximately $54,000 in the quarter ended June 30, 2015, resulting from a reduction in the facility exit accrual. This gain is included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations for the nine-month period ended September 30, 2015.

Condensed operating results for the test handler product line are presented as discontinued operations in our consolidated statements of operations for the nine month period ended September 30, 2014 and are summarized below (in thousands):

Nine months ended September 30, 2014
Net sales	$2,376
Costs and expenses:
Cost of sales	1,400
Operating expenses	779
Total costs and expenses	2,179
Income from discontinued operations	197
Gain on sale of discontinued operations	1,128
Income before income taxes	1,325
Income tax expense	(464)
Income from discontinued operations	$861

The Company had no discontinued operations for the three and nine-month periods ended September 30, 2015 or the three month period ended September 30, 2014.

6.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at September 30, 2015 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$508
Noncurrent portion	—	—	642
Total	$—	$—	$1,150

The following table summarizes the Level 3 activity for our earn-out receivable related to the transfer of our test handler product line (in thousands):

Level 3
Balance at December 31, 2014	$2,300
Adjustment based on fair value assessment at September 30, 2015	(62)
Subtract - settlements	(1,088)
Balance at September 30, 2015	$1,150

Quantitative information about Level 3 fair value measurements on a recurring basis at September 30, 2015 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related	Discounted cash flow	Total projected revenue	$16 million
to transfer of test handler		Revenue growth rate	0%
product line		Performance weighted average	60% to 125%
		Discount rate	10%

7.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Contract billings	$3,184	$2,235
Retainage	1,343	1,369
Subtotal	4,527	3,604
Less - allowance for doubtful accounts	(800)	(800)
Accounts receivable, net	$3,727	$2,804

Retainage balances are expected to be collected within the next twelve months.

8.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,574	$1,729
Finished goods	207	207
Total inventories	$1,781	$1,936

9	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following at September 30, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$1,733	$—	$1,733
Trademarks	290	—	290
Total	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(304)	1,116
Purchased backlog	990	(990)	—
Total	2,410	(1,294)	1,116

Total intangible assets	$4,433	$(1,294)	$3,139

Amortization expense amounted to approximately $61,000 and $200,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $282,000 and $841,000 for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2015 (three months)	$51
2016	203
2017	203
2018	203
2019	203
Thereafter	253
Total	$1,116

10.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)

Costs incurred on uncompleted contracts	$16,648	$21,282
Inventory purchased for specific contracts	1,904	445
Estimated profit	601	2,717
Subtotal	19,153	24,444
Less billings to date	(18,875)	(22,941)
Total	$278	$1,503

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$987	$1,791
Billings in excess of costs and estimated profit	(709)	(288)
Total	$278	$1,503

The Company had approximately $5.7 million of work under contract remaining to be recognized at September 30, 2015.

11.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable includes retainage amounts due to subcontractors of approximately $637,000 and $497,000 at September 30, 2015 and December 31, 2014, respectively. Retainage balances are expected to be settled within the next twelve months.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Accrued interest expense	$281	$671
Accrued severance and related costs	421	—
Accrued sales taxes	874	873
Accrued health insurance costs	181	305
Accrued sales rebates	299	363
Accrued warranty	57	78
Accrued service costs	100	—
Accrued reimbursement of fees and expenses of related party	186	—
Accrued facility expenses	9	138
Other	14	64
Total other current accrued liabilities	$2,422	$2,492

In connection with a restructuring of our KBS operations during the third quarter of 2015, we terminated a total of six employees, including two former KBS officers. Pursuant to employment agreements, we recorded a severance charge of approximately $421,000 at September 30, 2015. The severance amounts will be paid in equal weekly amounts over one year. The severance charge is included in “Selling, general and administrative expenses” in our condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2015.

In September 2015, our board of directors approved a request by LSVM to be reimbursed for approximately $186,000 of unreimbursed fees and expenses paid by LSVM in connection with a meeting of ATRM shareholders in 2012, including proxy related expenditures, subsequent shareholder meetings and requests, and other board of directors-related fees. The reimbursement expense is included in “Selling, general and administrative expenses” in our condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2015. The reimbursement was paid on October 1, 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the sole member of LSVM.

Changes in accrued warranty are summarized below (in thousands):

	Nine months ended September 30,
	2015	2014
Accrual balance, beginning of period	$78	$—
Accruals for warranties	10	58
Settlements made	(31)	(58)
Accrual assumed in KBS acquisition	—	47
Accrual balance, end of period	$57	$47

13.	NOTES PAYABLE

As described in Notes 2 and 4, as partial consideration for the KBS acquisition, we issued the KBS Note in the principal amount of $5.5 million. We were unable to repay the note on its maturity date, December 1, 2014. Under the terms of the note, the holder had a right to charge interest at 10.0% per annum for any period during which we were in default. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS and on June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provides for, among other things, the amendment and restatement of the KBS Note (the “Amended and Restated KBS Note”) to reduce the principal amount from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the KBS Note as disclosed below. The revised principal amount is payable in monthly installments of $100,000 on the first business day of each month, which began on July 1, 2015. The Amended and Restated KBS Note does not accrue interest unless it is in default, in which case the annual interest rate would be 10%. Since this acquisition purchase price adjustment was outside the 12 month measurement period from the acquisition date, the change was credited to earnings. The Company recorded a gain of approximately $3.7 million in the nine-month period ended September 30, 2015 related to the settlement, which consisted of the following (in thousands):

Reduction of principal (including adjustment for imputed interest at 9.5%)	$3,226
Forgiveness of interest accrued to the date of settlement	461
Gain on settlement agreement	$3,687

The principal balance of the Amended and Restated KBS Note was $2,011,651 ($2,200,000 less imputed interest of $188,349) at September 30, 2015 and is included in Long-Term Debt. See Note 14.

14.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Promissory note payable to LSVI, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	$5,000	$5,000

Promissory notes payable to LSV Co-Invest I, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	4,500	4,500

Promissory note payable, unsecured, interest imputed at 9.5% (1)	2,012	—

Installment payment agreement, 8.0% interest, payable in monthly installments of $1,199 through September 2020 (2)	58	—

Notes payable, secured by equipment, interest rates from 6.6% to 9.5%, with varying maturity dates through September 2018	52	87

Total long-term debt	11,622	9,587
Current portion	(1,091)	(45)
Noncurrent portion	$10,531	$9,542

(1)	Promissory note payable to the principal seller of KBS, payable in monthly installments of $100,000 through July 2017 (see Note 13).

(2)	Agreement to finance the purchase of software license rights and consulting services related to the implementation of enterprise management information system.

On February 25, 2015, in order to provide additional working capital to ATRM, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $1.0 million in cash, an unsecured promissory note made by ATRM in the principal amount of $1.0 million. This note was repaid on September 21, 2015.

As of September 30, 2015, LSVI owned 1,067,885 shares of our common stock, or approximately 47.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI.

ATRM’s entry into the securities purchase agreement with LSVI was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

15.	COMMON STOCK RIGHTS OFFERING

On September 18, 2015, pursuant to a rights offering to our existing shareholders, we sold 1,019,746 shares of our common stock at $3.00 per share, which included 900,000 shares sold to LSVI, our largest shareholder. Net proceeds from the offering amounted to $2,953,333, reflecting gross proceeds of $3,059,238 less $105,905 of offering-related expenses.

16.	STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

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

On June 5, 2015, ATRM granted restricted stock awards for a total of 60,000 shares of the Company’s common stock to our directors and our chief financial officer. The shares vest one year after the grant date. The fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $66,000 and $86,000 for the three and nine months ended September 30, 2015, respectively, and is included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations. The remaining compensation expense of approximately $182,000 will be recognized on a straight line basis through June 5, 2016, subject to forfeitures.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2015	38,500	$12.27
Expired	(11,000)	25.75
Outstanding, September 30, 2015	27,500	$6.88	1.7 years	$0

Exercisable, September 30, 2015	27,500	$6.88	1.7 years	$0

All stock options outstanding at September 30, 2015 are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on September 30, 2015. Share-based compensation expense related to stock options amounted to approximately $5,000 for the nine months ended September 30, 2014 and is included in the caption “Income from discontinued operations, net of income taxes” in our condensed consolidated statements of operations.

17.	INCOME TAXES

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

At September 30, 2015, we have recorded a deferred tax liability of $11,000 for the taxable differences related to our indefinite lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences. We are presenting an income tax benefit in our statement of operations of $464,000 for the nine-month period ended September 30, 2014. The presented benefit is an offset to the tax provision effect we are presenting within discontinued operations for the same period.

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

Results of Operations

Net Sales. Net sales represent sales since April 2, 2014 by our KBS operations, which we acquired on that date. We divested our test handler operations in April 2014 and its sales prior to the divestiture date are included in results from discontinued operations. Net sales from continuing operations were approximately $20.0 million for the nine months ended September 30, 2015 compared with approximately $22.7 million for the same period in 2014. The nine-month period in 2015 included nine months of KBS sales compared with approximately six months of KBS sales in 2014. For the nine months ended September 30, 2015, sales for commercial projects and single family homes represented 27% and 73% of total sales, respectively. Sales for the three months ended September 30, 2015 decreased to $6.4 million compared with $10.3 million for the same period in 2014 due to a decrease in commercial project sales. For the three months ended September 30, 2015, sales for commercial projects and single family homes represented 9% and 91% of total sales, respectively. The decrease in commercial project sales in the three and nine-month periods ended September 30, 2015 reflects the completion in 2014 of two large multi-tenant buildings that were in process at the time of the KBS acquisition in 2014. In addition, commercial sales in 2015 were adversely impacted by the delay of approximately $1.3 million for two multi-tenant buildings that were originally scheduled to be delivered in May 2015. Due to site preparation issues at a customer site and a lawsuit filed by an adjoining land owner, neither involving KBS, construction on the project was halted by the city that had issued the building permit, pending resolution of such issues. The completed modules remained in our possession at September 30, 2015. In October 2015, we were notified that the lawsuit had been dismissed. Although the dismissal can be appealed, our customer has resumed work on the project. We expect the modules will be delivered prior to December 31, 2015 and that we will ultimately collect the full amounts owed under the contract. Sales also decreased in 2015 as we have reduced the amount of site work (subcontracting of electrical, plumbing, heating, air conditioning, etc. at the building site) performed on commercial projects due to the low margins typically associated with such work and the difficulty in collecting retainage associated with site work performed by subcontractors. Our current strategy is to focus KBS’s efforts on our core competencies of manufacturing modular buildings and have the work required at the building site be performed by the customer’s general contractor whenever possible. Sales related to site work decreased approximately $2.0 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, compared with the prior year periods.

Cost of Sales. Cost of sales includes costs since April 2, 2014 related to our KBS operations which we acquired on that date. Cost of sales for our test handler product line which we divested in 2014 is included in results from discontinued operations. Cost of sales amounted to approximately $20.4 million for the nine months ended September 30, 2015 compared with approximately $21.4 million for the same period in the 2014. The nine-month period in 2015 included costs for nine months of KBS sales compared with costs for approximately six months of KBS sales in 2014. Cost of sales amounted to approximately $6.9 million for the three months ended September 30, 2015 compared with approximately $9.8 million for the same period in the 2014. The decrease in 2015 was attributed primarily to lower commercial project sales, including lower sales for subcontracted site work as described above, partially offset by higher customer charge-backs and service costs. During 2015, we incurred significant costs related to closing out several commercial projects that were in process at the time of the KBS acquisition in April 2014, much of which was related to site work performed by subcontractors. In the quarter ended September 30, 2015, we recorded estimated contract losses for customer charge-backs and service costs totaling approximately $0.6 million related to three such “legacy” projects. The potential for additional contract losses became evident to us in the current period, primarily during negotiations for final payments, and were not previously known to us or estimable in prior periods. The $0.6 million of additional contract losses is included in cost of sales for the three and nine-month periods ended September 30, 2015. During 2015, we implemented new product quality programs and contract management processes in an effort to mitigate such issues in the future.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2015 were approximately $3.7 million compared with approximately $4.4 million for the comparable period in 2014, a decrease of approximately $0.7 million. The decrease included reductions of approximately $1.1 million in legal and professional expenses and $0.6 million of amortization expense. Higher legal and professional fees in 2014 were primarily associated with the KBS acquisition and divestiture of our test handler product line. Higher amortization expense in 2014 included amortization related to the backlog of orders received in the KBS acquisition. These expense reductions were partially offset by approximately $0.6 million of higher expenses due to the inclusion of nine months of KBS operations in 2015 compared with approximately six months in 2014 and approximately $0.4 million in severance charges related to a restructuring of KBS operations in the quarter ended September 30, 2015. SG&A expenses were approximately $1.5 million for the three months ended September 30, 2015 compared with approximately $1.1 million for the same period in 2014, an increase of approximately $0.4 million. The increase included approximately $0.4 million in severance charges described above and approximately $0.2 million for the reimbursement of certain fees and expenses of a related party, partially offset by decreases of approximately $0.1 million in legal and professional expenses and $0.1 million in amortization expense.

Goodwill Impairment Charge. We completed a goodwill impairment assessment as of June 30, 2014 and determined that the carrying value of goodwill exceeded its fair value by $3.7 million at that date. Accordingly, we recorded a goodwill impairment charge in the amount of approximately $3.7 million in the nine months ended September 30, 2014.

Interest Expense. Interest expense was approximately $1.1 million for the nine months ended September 30, 2015 compared with $0.5 million for the same period in 2014. The increase resulted from higher average debt balances in 2015 to fund working capital needs. Interest expense was approximately $0.3 million for each of the three month periods ended September 30, 2015 and 2014. Interest expense is primarily related to the debt we incurred to finance the KBS acquisition in April 2014 and additional borrowings described in Note 14 to our unaudited condensed consolidated financial statements.

Change in Fair Value of Contingent Earn-Out. We assess the fair value of contingent earn-outs at the end of each quarter. The contingent earn-out included in our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 is related to the transfer of our test handler product line to BSA in April 2014. Change in fair value of contingent earn-out for the three and nine months ended September 30, 2015 represented a decrease of approximately $62,000 in the fair value of this earn-out as a result of our quarterly assessment at that date. For the nine months ended September 30, 2014, change in fair value of contingent earn-out amounted to approximately $103,000 and represented increases in the fair value of the contingent earn-out related to the sale of our RTP line of products.

Settlement Gain. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS pursuant to an asset purchase agreement executed in April 2014. On June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, a reduction in the principal amount of the KBS Note from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. We recorded a gain of approximately $3.7 million in the nine-month period ended September 30, 2015 related to the settlement.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $2,000 and $4,000 for the three and nine-month periods ended September 30, 2015, respectively, which represented deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences. We recorded no income tax expense or benefit for the three and nine-month periods ended September 30, 2014. The income tax expense attributed to discontinued operations for the nine-month period ended September 30, 2014, calculated using a 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations. Results related to our divested test handler operations have been reclassified and presented as discontinued operations for the nine months ended September 30, 2014. Condensed results of discontinued operations are summarized in Note 5 to our unaudited condensed consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.3 million in the nine months ended September 30, 2015.

Cash flows used in operating activities. In the nine months ended September 30, 2015, cash flows used in operating activities was approximately $4.0 million, consisting primarily of our net loss of approximately $5.2 million (excluding a $3.7 million non-cash settlement gain), partially offset by approximately $0.6 million in non-cash depreciation, amortization and share-based compensation expense and approximately $0.5 million in working capital changes. Working capital changes generating cash included decreases of approximately $0.8 million in costs and estimated profit in excess of billings and increases of $0.4 million in billings in excess of costs and estimated profit, $0.2 million in accrued compensation and $0.4 million in other accrued liabilities, partially offset by a $1.0 million increase in accounts receivable and a decrease of approximately $0.4 million in accounts payable. The increases in accounts receivable and billings in excess of costs and estimated profit and the decreases in costs and estimated profit in excess of billings primarily reflected a relatively higher average percentage of completion of KBS commercial projects in progress at September 30, 2015 compared with that at December 31, 2014. The decrease in accounts payable resulted primarily from the timing of payments. The increase in other accrued liabilities included a $0.4 million accrual for severance costs related to the restructuring of our KBS operations described above and a $0.2 million accrual for reimbursement of certain fees and expenses of a related party, partially offset by decreases of $0.1 million in each of accrued health insurance costs and accrued facility costs. In the nine months ended September 30, 2014, cash flows used in operating activities were approximately $4.6 million, consisting primarily of our net loss of $7.0 million (excluding a $1.1 million pre-tax gain on the sale of our test handler product line) and approximately $2.1 million in working capital changes, partially offset by a $3.7 million non-cash goodwill impairment charge and $1.0 million in non-cash depreciation and amortization expense. Working capital changes using cash included increases of $0.6 million in accounts receivable and $2.0 million in costs and estimated profit in excess of billings and a decrease of $1.3 million in accounts payable, partially offset by decreases of $0.5 million in inventories and $0.3 million in other current assets and a $1.0 million increase in other accrued liabilities. The increase in accounts receivable and costs and estimated profit in excess of billings were primarily attributed to three new commercial projects started in the quarter ended September 30, 2014. The decrease in accounts payable reflected increased payments to suppliers after we received additional debt financing in July and September of 2014. The decrease in inventories was primarily attributed to the sale of seven VMAX test handlers prior to the transfer of our test handler product line to BSA in April 2014. The increase in other accrued liabilities included increases of $0.2 million in accrued facility expenses, $0.3 million in accrued sales taxes and $0.3 million in accrued interest expense.

Cash flows generated by (used in) investing activities. In the nine months ended September 30, 2015, cash flows generated by investing activities was approximately $1.1 million, consisting primarily of royalty payments received from BSA related to the transfer of our test handler product line to BSA in fiscal year 2014. In the nine months ended September 30, 2014, cash flows used in investing activities were approximately $4.3 million, which consisted of the $4.6 million net cash portion of the purchase price paid in connection with our acquisition of KBS ($5.0 million paid at closing less $0.4 million of cash acquired) and approximately $0.2 million of equipment purchases, partially offset by approximately $0.4 million received in final settlement of the contingent earn-out in connection with our sale of our RTP product line to Cascade.

Cash flows generated by financing activities. In the nine months ended September 30, 2015, cash flows generated by financing activities was approximately $2.7 million, which included approximately $3.0 million of net proceeds from a common stock rights offering completed in September 2015 and approximately $1.0 million received from the sale of a promissory note to LSVI as described in Note 14 to our unaudited condensed consolidated financial statements, partially offset by approximately $1.3 million of debt payments. In the nine months ended September 30, 2014, cash flows provided by financing activities were approximately $9.6 million, which consisted primarily of $6.5 million received from the sale of promissory notes to LSVI to finance the KBS acquisition and $4.5 million from the sale of promissory notes to LSVI Co-Invest I, less $1.4 million of debt that was assumed and paid at the closing of the KBS acquisition.

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

In September 2015, we completed a stock offering in which we sold 1,019,746 shares of our common stock and received approximately $3.0 million, net of offering expenses. From the proceeds of the stock offering, we repaid $1.0 million of debt owed to LSVI and retained the remainder for working capital.

As of September 30, 2015, our cash and cash equivalents amounted to approximately $1.7 million. As of September 30, 2015, our debt totaled approximately $11.6 million, including the Amended and Restated KBS Note of $2.0 million, $5.0 million owed to LSVI and $4.5 million owed to LSV Co-Invest I. We intend to pursue new financing to replace all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining any such new financing with terms favorable to us or at all. Until such time as we obtain such new financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as it pursues new financing.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Notes 4 and 5 to our accompanying condensed consolidated financial statements, in April 2014 we acquired the assets and assumed certain liabilities related to the operations of KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Due to the lack of adequate processes, procedures and controls at KBS, management concluded that we have material weaknesses in our internal control over financial reporting, and that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2015. Specifically, material weaknesses were found in our financial reporting process with respect to (1) poor control over accounts payable cut-offs and (2) inadequate segregation of duties in certain accounting processes, including the cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

Remediation of Material Weakness

We are working to remediate these material weaknesses. Since the April 2014 acquisition of KBS, we hired an additional accounting professional in July 2014 with relevant experience to assist in the effort to implement improvements at KBS. We have implemented improvements in processes, procedures and controls, including in the areas of contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In August 2015, we acquired a new accounting and management information software package and hired a consultant to assist with implementation. System design and training is in process and we expect to implement the new system in stages beginning in the first quarter of 2016. We will to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

PART II. OTHER INFORMATION

Item1. Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, we are subject to litigation captioned UTHE Technology Corporation vs. Aetrium Incorporated et al. in the United States District Court for the Northern District of California. On September 13, 2013 the court entered final judgment dismissing all remaining claims UTHE Technology Corporation (“UTHE”) asserted against us in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The initial court hearing for the appeal is scheduled for November 19, 2015.

Item1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: November 16, 2015	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

