Form 10-K
period 2015-12-31
ATRM Holdings, Inc.
filed 2016-03-30
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-36318

ATRM Holdings, inc.

(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-1439182 (I.R.S. employer identification no.)

3050 Echo Lake Avenue, Suite 300 Mahtomedi, Minnesota (Address of principal executive offices)	55115 (Zip code)

Registrant’s telephone number, including area code (651) 704-1800

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001 per share

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the Registrant (based upon the closing price of the common stock at that date as reported by The Nasdaq Stock Market LLC), excluding outstanding shares beneficially owned by directors and executive officers, was $4,327,073.

As of March 28, 2016, 2,206,219 shares of common stock of the Registrant were outstanding.

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

Our common stock, par value $0.001 per share, is quoted on the OTCQX market of the OTC Markets Group, Inc. under the symbol “ATRM”.

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

Products and Strategy

KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. In 2008, KBS began manufacturing commercial modular multi-family housing units. In subsequent years, KBS expanded its product offerings to include a variety of commercial buildings including apartments, condominiums, townhouses, dormitories, hospitals, office buildings, and other structures. The structures are built inside our climate-controlled factories and transported to the site where they are set, assembled and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the modules meet all local building codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold due to materials absorbing moisture from rain or snow; reduced site work; improved safety and security; reduced vandalism and attrition, as the building is immediately secured; and a significant reduction in overall project time.

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

Customers

Our customers include residential home builders, general contractors and owners of commercial buildings. We rely on a limited number of customers for a substantial percentage of our net sales. One customer, a general contractor for commercial construction in the New England area, accounted for 15% and 17% of our total net sales in 2015 and 2014, respectively. Two other customers, each of which also is a general contractor for commercial construction in the New England area, together accounted for 22% and 11% of our total net sales in 2015 and 2014, respectively.

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

Our largest competitor in New England is Excel Homes which is a subsidiary of Innovative Building Systems (“IBS”). IBS owns several brand name modular manufacturers and has manufacturing locations in Maine and Pennsylvania. Modular manufacturers owned by IBS include Keiser Homes, Excel Homes, All American Homes, Future Home Technology, Inc., HandCrafted Homes, Modukraft Homes, and Epoch Homes. Other competitors include Maple Leaf Homes (Canada), Pennwest Homes, Champion Home Builders, Muncy Homes, Professional Building Systems, Ritz-Craft Homes, Commodore Corporation, and Simplex Homes.

Manufacturing and Supplies

Our manufacturing operations are based in Maine. KBS owns two manufacturing plants; a 90,000 square foot facility in South Paris, Maine and a 60,000 square foot facility in Waterford, Maine. Lumber and supplies for both facilities are purchased from our main location in South Paris. Residential homes and commercial buildings are manufactured in these climate controlled facilities. We emphasize quality and conformance to all the local building codes where the home or building will be located. Independent building code inspectors are on site almost daily inspecting every stage of the manufacturing process.

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

Sales and Marketing

In fiscal year 2015, sales of residential homes and commercial structures represented approximately 76% and 24% of total net sales, respectively. In 2015, all sales were shipped within the United States. To date, KBS has made no international sales.

We market our products through direct sales people and through a network of independent dealers, builders, and contractors in New England. Our direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. Our sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. Our network of independent dealers and contractors do not work with us exclusively, although many have KBS model homes on display at their retail centers. We do not assign exclusive territories to our independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.

Seasonality

Although modular construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, KBS’s operations can be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or residential home. Additionally, sales demand, especially for residential homes, generally weakens in the winter months, particularly in our region of the northeast United States. As a result, KBS experiences some seasonality, with the third quarter typically being the strongest demand period and the first quarter typically being the lowest demand period during the year.

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

Employees

As of December 31, 2015, we had 140 employees. Of our 140 employees, 116 serve in manufacturing, 10 in sales, marketing, and customer service, and 14 in general administration and finance. None of our employees are represented by a labor union or subject to any collective bargaining agreement and we believe that our employee relations are satisfactory.

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

We have incurred significant operating losses in recent years and, as of December 31, 2015, we had an accumulated deficit of approximately $74 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We have issued various unsecured promissory notes to finance our acquisition of KBS and provide for our general working capital needs. As of December 31, 2015, we had outstanding debt totaling approximately $11.5 million. Our debt included $1.9 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS, which amount is payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. Our debt also included $5.0 million principal amount of promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and $4.5 million principal amount of promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019. On February 25, 2016, we repaid a total of $1.0 million principal amount of such indebtedness to LSVI. Jeffrey E. Eberwein, our Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.

On February 23, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Gerber Finance Inc. (“Gerber Finance”) providing KBS with a credit facility with borrowing availability of up to $4.0 million, based on a formula tied to eligible accounts receivable, inventory, equipment and real estate of the borrowers. On that date, we made an initial draw of approximately $2.6 million. The borrowers’ obligations under the Loan Agreement are secured by all of their property and assets and are guaranteed by the Company. Our obligations under our unsecured promissory notes are subordinate to the borrowers’ obligations under the Loan Agreement, pursuant to the terms of subordination agreements we entered into with Gerber Finance and the holders of our unsecured promissory notes as a condition to the extension of credit to the borrowers under the Loan Agreement.

We intend to pursue new financing at the parent level to replace all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining such new financing, on terms favorable to us or at all. Until such time as we obtain additional financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as we pursue new financing.

As of December 31, 2015, we had cash and cash equivalents of $0.6 million. There can be no assurance that our cash and cash equivalents, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

We may need additional financing and our ability to obtain such financing may be limited.

We may need additional financing in order to satisfy our debt payment obligations and effectively execute our business plan, which may include strategic acquisitions. There is no assurance that we will be able to obtain such additional financing, or that if available, it will be available to us on acceptable terms. The Loan Agreement contains negative covenants limiting our ability to obtain additional debt financing without the consent of Gerber Finance. Due to our history of operating losses, existing debt payment obligations and the restrictions under the Loan Agreement, our ability to obtain such additional financing may be limited.

The Loan Agreement contains certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Loan Agreement contains certain affirmative and negative covenants, including financial covenants requiring us to maintain a minimum leverage ratio at fiscal year end and not to incur a net annual post-tax loss in any fiscal year during the term of the Loan Agreement. These covenants also include restrictions on our abilities to take certain actions without the consent of Gerber Finance, and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on the ability of the borrowers to take the following actions: merge, consolidate, acquire or invest in another company; incur additional debt; enter into transactions with affiliates; engage in other businesses; sell, transfer or otherwise dispose of assets; and make certain payments, including dividends or distributions to ATRM.

There can be no assurances as to the amount of earn-out payments we will receive from the transfer of our test handler product line to Boston Semi Automation LLC.

On April 22, 2014, we entered into an Agreement (the “BSA Agreement”) with Boston Semi Equipment LLC (“BSE”) and Boston Semi Automation LLC (“BSA”), a wholly owned subsidiary of BSE, pursuant to which we transferred our assets and certain liabilities related to our business of designing, manufacturing, marketing and servicing equipment used in the handling of integrated circuits (“test handler product line”) to BSA. Since such date, our ability to generate revenue from the transferred business is limited to the earn-out payments we will receive under the terms of the BSA Agreement. Under the terms of the BSA Agreement, no earn-out payments will be earned after December 31, 2018. There can be no assurances of BSA’s ability to generate revenue from the transferred business or of the amount of earn-outs that we will receive under such agreement.

We are dependent on our senior management team and other key employees.

Our success depends, to a significant extent, on our senior management team and other key employees and the ability of other personnel or new hires to effectively replace key employees who may retire or resign. Failure to retain our leadership team and attract and retain new leadership and other important personnel could lead to ineffective management and operations, which could materially and adversely affect our business and operating results.

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

We have material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015.

As disclosed in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2015 due to material weaknesses in our internal control over financial reporting related to inadequate accounting processes and internal control procedures. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.

We have a few customers that account for a significant portion of our revenues, and the loss of these customers, or decrease in their demand for our products, could have a material adverse effect on our results.

We rely on a limited number of customers for a substantial percentage of our net sales and accounts receivable. One customer, a general contractor for commercial construction in the New England area, accounted for 15% and 17% of our total net sales in 2015 and 2014, respectively. Two other customers, each of which is also a general contractor for commercial construction in the New England area, accounted for 22% and 11%, respectively, of our total net sales in 2014. A reduction, delay, or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have an adverse impact on our operating results.

If we are unable to maintain or establish relationships with independent dealers and contractors who sell our homes, our revenue could decline.

We sell residential homes through a network of independent dealers and contractors. As is common in the industry, our independent dealers may also sell homes produced by competing manufacturers and can cancel their relationships with us on short notice. In addition, these dealers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by us. If we are not able to maintain good relationships with our dealers and contractors or establish relationships with new solvent dealers or contractors, our revenue could decline.

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

There is a limited public market for our common stock. The average daily trading volume in our common stock during the fiscal year 2015 was approximately 3,500 shares per day. Our common stock was removed from listing on the NASDAQ Capital Market and began trading on the OTCQX market of the OTC Markets Group, Inc. in October 2015, which may limit the liquidity and price of our common stock more than if our common stock were listed on NASDAQ or another national exchange. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. income tax purposes may be limited.

As of December 31, 2015, we had federal net operating loss carryforwards (“NOLs”) of approximately $91 million and state NOLs of approximately $31 million. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

Our Amended and Restated Articles of Incorporation include provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. Additionally, we have adopted and our shareholders have approved a Tax Benefit Preservation Plan that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board.

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

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of March 28, 2016, Jeffrey E. Eberwein, our Chairman of the Board, may be deemed to beneficially own 1,087,885 shares of our common stock, including 1,067,885 shares of our common stock owned directly by LSVI, constituting approximately 48% of our outstanding shares. As a result, Mr. Eberwein and LSVI are able to exercise significant influence with respect to all matters submitted to our stockholders for approval, as well as our management and affairs. For example, they will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders, and such stockholders may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment and remanded the case back to the district court for further proceedings. On January 8, 2016, ATRM filed a renewed motion for summary judgment with the district court. A renewed hearing is scheduled for March 31, 2016.

Avila Plumbing & Heating Contractor, Inc. v. Modular Fun I, Inc. f/k/a KBS Building Systems, Inc. & KBS Builders, Inc. (Maine Superior Court, Oxford County, CV-15-39)

Avila Plumbing and Heating Contractor, Inc. (“Contractor”) alleges that Modular Fun I, Inc., f/k/a KBS Building Systems Inc. & KBS Builders, Inc. (the “KBS Parties”) failed to pay Contractor $476,477.46 that Contractor claims it is entitled to pursuant to contracts between it and the KBS Parties. Contractor claims it entered into agreements with the KBS Parties in relation to two separate projects to supply materials and furnish services relating to the design and installation of plumbing and HVAC systems. Contractor claims it did the work and furnished the materials contracted for and that the KBS Parties have not paid it pursuant to the contract. KBS has countersued for breach of contract and negligence, claiming that Contractor failed to properly complete the plumbing and HVAC services it was retained to perform on one of the projects. The general contractor on that project is refusing to pay KBS $518,842 that KBS is presently owed citing significant deficiencies in work performed and materials installed by Contractor as its reason for withholding payment from KBS. KBS has a lien in the amount of $518,842 on the property where such project is located and has brought a separate suit against the general contractor and others in Middlesex Superior Court in Massachusetts to enforce its lien and collect the amount owed to KBS on the project. The court has issued a standard scheduling order in this case. A mediation hearing has been scheduled for March 31, 2016.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc. under the symbol “ATRM.” The following table sets forth the high and low bid prices per share of our common stock as quoted on the OTCQX market of the OTC Markets Group, Inc. for the period October 29, 2015 through December 31, 2015, and the high and low closing sale prices per share of our common stock as quoted on the NASDAQ Capital Market for the period January 1, 2014 through October 28, 2015. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

	Price Range
	Low	High
Year ended December 31, 2015
First Quarter	$2.65	4.00
Second Quarter	$2.42	4.95
Third Quarter	$2.69	4.76
Fourth Quarter	$1.75	3.35
Year ended December 31, 2014
First Quarter	$4.65	7.66
Second Quarter	$4.30	6.10
Third Quarter	$4.30	5.62
Fourth Quarter	$2.61	4.32

Holders

As of March 28, 2016, we had approximately 70 shareholders of record of our common stock.

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

Prior to April 2014, we were a manufacturer of a variety of equipment used in the semiconductor industry. In July 2013, we sold the assets related to our Reliability Test Products (“RTP”) line of products to Cascade Microtech, Inc. (“Cascade”). On April 2, 2014, we acquired KBS, a business that manufactures modular housing units for commercial and residential applications. On April 22, 2014, we entered into the BSA Agreement to transfer the assets related to our test handler product line to BSA in return for a future stream of earn-out payments based on the product line’s revenues. Following these transactions, KBS represents our sole operating business. Operating results related to our test handler product line prior to the divestiture in April 2014 have been reclassified and presented as discontinued operations for all periods presented. Unless otherwise indicated, the following management discussion and analysis refers to continuing operations only.

Results of Operations

Selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015		2014

Net sales	$25,632	100.0%	$33,058	100.0%

Cost of sales	25,982	101.4	32,590	98.6
Selling, general and administrative	5,083	19.8	5,778	17.5
Goodwill impairment charge	—	—	3,705	11.2
Total costs and expenses	31,065	121.2	42,073	127.3

Loss from continuing operations	$(5,433)	(21.2)%	$(9,015)	(27.3)%

Net Sales

Our net sales by product line and as a percentage of total sales for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015		2014
Residential Homes	$19,358	76%	$14,946	45%
Commercial Structures	6,274	24%	18,112	55%
Total	$25,632	100%	$33,058	100%

Net sales represent sales since April 2, 2014 by our KBS operations, which we acquired on that date. We divested our test handler operations in April 2014 and its sales prior to the divestiture date are included in results from discontinued operations. Net sales from continuing operations were approximately $25.6 million in 2015 compared with approximately $33.1 million in 2014. Fiscal year 2015 net sales included twelve months of KBS sales compared with approximately nine months of KBS sales in 2014. For fiscal year 2015, sales for residential homes and commercial structures represented 76% and 24% of total sales, respectively, compared with 45% and 55%, respectively, in 2014. The decrease in commercial project sales in 2015 primarily reflects the completion in 2014 of two large multi-tenant buildings that were in process at the time of the KBS acquisition in April 2014. In addition, commercial sales in 2015 were adversely impacted by the delay of approximately $1.3 million for two multi-tenant buildings that were originally scheduled to be delivered in May 2015. Due to site preparation issues at a customer site and a lawsuit filed by an adjoining land owner, neither involving KBS, construction on the project was halted by the city that had issued the building permit, pending resolution of such issues. In October 2015, the lawsuit was dismissed and our customer resumed work on the project. The completed modules for this project remained in our possession at December 31, 2015 and were delivered in February 2016. Commercial sales also decreased in 2015 because we reduced the amount of site work (subcontracting of electrical, plumbing, heating, air conditioning, etc. at the building site) we performed on commercial projects due to the low margins typically associated with such work and the difficulty in collecting retainage associated with site work performed by subcontractors. Our current strategy is to focus KBS’s efforts on our core competency of manufacturing modular buildings and to have the work required at commercial building sites be performed by the customer’s general contractor whenever possible. Sales related to site work on commercial projects represented approximately $4.9 million of the decrease in commercial project sales in 2015 compared with 2014.  With this strategic transition substantially complete, we expect commercial sales will increase appreciably in fiscal year 2016, both in dollar volume and as a percentage of our total sales.

Cost of Sales

Cost of sales includes costs since April 2, 2014 related to our KBS operations, which we acquired on that date. We divested our test handler operations in April 2014 and its cost of sales prior to the divestiture date is included in results from discontinued operations. Cost of sales amounted to approximately $26.0 million in 2015 compared with approximately $32.6 million in 2014. Cost of sales in 2015 included costs for twelve months of KBS sales compared with costs for approximately nine months of KBS sales in 2014. The decrease in 2015 primarily reflects lower commercial project sales, including lower sales for subcontracted site work as described above, partially offset by higher customer charge-backs and service costs. Cost of sales included significant costs we incurred related to closing out several commercial projects that were in KBS’s backlog at the time we acquired it in April 2014, much of which was related to site work performed by subcontractors. The contract losses for customer charge-backs and service costs for such “legacy” projects totaled approximately $1.5 million and $1.0 million in 2015 and 2014, respectively. Such contract losses were recorded in the periods when incurred or in earlier periods when circumstances indicating a loss would be incurred became known and were estimable. During 2015, we implemented new product quality programs and contract management processes in an effort to mitigate such issues in the future.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $5.1 million in 2015 compared with approximately $5.8 million in 2014, a decrease of approximately $0.7 million. The decrease included reductions of approximately $1.2 million in legal and professional expenses and $0.7 million of amortization expense. Higher legal and professional fees in 2014 were primarily associated with the KBS acquisition and divestiture of our test handler product line. Higher amortization expense in 2014 included amortization related to the backlog of orders received in the KBS acquisition. These expense reductions were partially offset by approximately $0.6 million of higher expenses due to the inclusion of twelve months of KBS operations in 2015 compared with approximately nine months in 2014 and approximately $0.4 million in severance charges related to a restructuring of KBS operations in the quarter ended September 30, 2015.

Goodwill Impairment Charge

We completed a goodwill impairment assessment as of June 30, 2015 and determined that no impairment was indicated at that date. We completed a goodwill impairment assessment as of June 30, 2014 and determined that the carrying value of goodwill exceeded its fair value by $3.7 million at that date. Accordingly, we recorded a goodwill impairment charge in the amount of approximately $3.7 million in fiscal year 2014.

Interest Expense

Interest expense was approximately $1.4 million in 2015 compared with $0.8 million in 2014. The increase resulted from higher average debt balances in 2015 to fund our working capital needs. Interest expense is primarily related to the debt we incurred to finance the KBS acquisition in April 2014 and additional borrowings described in “Liquidity and Capital Resources” below and in Note 15 to our Notes to Consolidated Financial Statements.

Change in Fair Value of Contingent Earn-Outs

We assess the fair value of contingent earn-outs at the end of each quarter. The contingent earn-out included in our consolidated balance sheets at December 31, 2015 and December 31, 2014 is related to the transfer of our test handler product line to BSA in April 2014. Change in fair value of contingent earn-outs in 2015 represented a decrease of approximately $191,000 in the fair value of this earn-out as a result of our quarterly assessments during 2015. For fiscal year 2014, change in fair value of contingent earn-outs amounted to approximately $203,000 and represented increases in the fair value of the contingent earn-outs related to the sales of our RTP and test handler product lines.

Settlement Gain

In April 2015, we asserted certain indemnification and other claims against the sellers of KBS pursuant to an asset purchase agreement executed in April 2014. On June 26, 2015, we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, a reduction in the principal amount of the unsecured promissory note issued to the primary seller of KBS from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. We recorded a gain of approximately $3.7 million in 2015 related to the settlement.

Income Taxes

Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $6,000 in 2015, which represented deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences. We recorded no income tax expense or benefit in 2014. Income tax expense of $464,000 attributed to discontinued operations in 2014, calculated using a 35% marginal tax rate, is offset by a corresponding income tax benefit for continuing operations.

Discontinued Operations

As discussed above and in Note 6 to our Notes to Consolidated Financial Statements, we transferred the assets related to our test handler product line to BSA on April 22, 2014. The results related to test handler operations prior to the divestiture have been reclassified and presented as discontinued operations in 2014. Condensed results of discontinued operations for the year ended December 31, 2014 are summarized below (in thousands):

Net sales	$2,376
Costs and expenses:
Cost of sales	1,400
Operating expenses	779
Total costs and expenses	2,179
Income from discontinued operations	197
Gain on sale of discontinued operations	1,128
Income before income taxes	1,325
Income tax expense	(464)
Income from discontinued operations	$861

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, cash and cash equivalents were approximately $0.6 million compared with $2.0 million as of December 31, 2014. As of December 31, 2015, our accumulated deficit was approximately $73.7 million compared with $70.3 million as of December 31, 2014.

Cash flows used in operating activities. In 2015, cash flows used in operating activities was approximately $5.0 million, consisting primarily of our net loss of approximately $7.0 million (excluding a $3.7 million non-cash settlement gain), partially offset by approximately $1.5 million in non-cash expenses and approximately $0.5 million in working capital changes. Non-cash expenses included depreciation and amortization of $0.6 million, share-based compensation expense of $0.2 million, bad debt charges of $0.5 million, inventory write-downs of $0.1 million, and changes in the fair value of contingent earn-outs of $0.2 million. Working capital changes generating cash included decreases of approximately $1.3 million in costs and estimated profit in excess of billings and $0.6 million in inventories and an increase of $0.5 million in billings in excess of costs and estimated profit, partially offset by a $0.2 million increase in accounts receivable and a decrease of approximately $1.6 million in accounts payable. The $1.3 million decrease in costs and estimated profit in excess of billings reflected the completion of a large commercial project that was in process at December 31, 2014. The decrease in inventories was primarily attributed to reduced commercial sales and production levels in the fourth quarter of 2015 compared with the fourth quarter of 2014. The increase in billings in excess of costs and estimated profit included approximately $0.4 million of billings at December 31, 2015 related to modules for a commercial project that was delivered in February 2016. The decrease in accounts payable resulted primarily from reduced production levels in the fourth quarter of 2015 compared with the fourth quarter of 2014, mainly due to lower commercial project sales. In 2014, cash flows used in operating activities was approximately $3.5 million, consisting primarily of our net loss from continuing operations of approximately $9.7 million (which is our net loss excluding a non-cash $1.1 million pre-tax gain on the sale of our test handler product line and a $0.2 million non-cash increase in fair value of contingent earn-out), partially offset by approximately $1.2 million in non-cash depreciation and amortization expense, a $3.7 million non-cash goodwill impairment charge, a $0.2 million non-cash provision for bad debts and approximately $1.0 million in working capital changes. Working capital changes generating cash included decreases of approximately $1.3 million in accounts receivable, $0.7 million in inventory, $0.3 million in other current assets and $0.3 million in noncurrent assets and a $1.3 million increase in other accrued liabilities, partially offset by an increase of approximately $1.2 million in costs and estimated profit in excess of billings and decreases of $1.4 million in accounts payable and $0.3 million in accrued compensation. The decrease in accounts receivable and increase in costs and estimated profit in excess of billings primarily reflected a relatively lower average percentage of completion of KBS commercial projects in progress at December 31, 2014 compared with that at April 2, 2014, the date of the KBS acquisition. The decrease in inventories was primarily attributed to the sale of seven test handlers prior to the transfer of our test handler product line to BSA in April 2014. The decrease in other current assets and other assets reflects primarily the collection of $0.4 million from Cascade related to the sale of our RTP product line. The increase in other accrued liabilities includes primarily a $0.6 million increase in accrued interest expense related to debt incurred to fund the KBS acquisition and a $0.4 million increase in accrued sales taxes related to KBS sales. The decrease in accounts payable reflected increased payments to suppliers after we received additional debt financing in July and September of 2014.

Cash flows generated by (used in) investing activities. In 2015, cash flows generated by investing activities was approximately $1.2 million, consisting primarily of royalty payments received from BSA related to the transfer of our test handler product line to BSA in fiscal year 2014. In 2014, cash flows used in investing activities were approximately $4.4 million, which consisted of the $4.6 million net cash portion of the purchase price paid in connection with our acquisition of KBS ($5.0 million paid at closing less $0.4 million of cash acquired) and approximately $0.2 million of equipment purchases, partially offset by approximately $0.4 million received in final settlement of the contingent earn-out in connection with our sale of our RTP product line to Cascade.

Cash flows generated by financing activities. In 2015, cash flows generated by financing activities was approximately $2.4 million, which included approximately $2.9 million of net proceeds from a common stock rights offering completed in September 2015 in which we sold 1,019,746 shares of our common stock, and approximately $1.0 million received from the sale of a promissory note to LSVI to provide for our general working capital needs as described below and in Note 15 to our Notes to Consolidated Financial Statements, partially offset by approximately $1.6 million of debt payments. In 2014, cash flows provided by financing activities were approximately $8.6 million, which consisted primarily of $6.5 million received from the sale of promissory notes to LSVI to finance the KBS acquisition and $4.5 million from the sale of promissory notes to LSV Co-Invest I to provide for our general working capital needs, less $1.4 million of debt that was assumed and paid at the closing of the KBS acquisition and a $1.0 payment in December 2014 to reduce the principal amount of debt owing to LSVI.

Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, debt financings and our existing cash and cash equivalents. We have incurred significant operating losses in recent years. Beginning in 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of our RTP product line in July 2013 and our test handler product line in April 2014. Also in April 2014, we acquired KBS because we believe there is significant growth opportunity in the modular housing industry and it provides ATRM with the potential to return to profitability. However, there can be no assurance that KBS will generate sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

As of December 31, 2015, we had outstanding debt totaling approximately $11.5 million. Our debt included $1.9 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS, which amount is payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. Our debt also included $5.0 million principal amount of promissory notes issued to LSVI and $4.5 million principal amount of promissory notes issued to LSV Co-Invest I. Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019. On February 25, 2016, we repaid a total of $1.0 million principal amount of such indebtedness to LSVI.

On February 23, 2016, we entered into the Loan Agreement with Gerber Finance providing KBS with a credit facility with borrowing availability of up to $4.0 million, based on a formula tied to eligible accounts receivable, inventory, equipment and real estate of the borrowers. On that date, we made an initial draw of approximately $2.6 million. The Loan Agreement contains certain affirmative and negative covenants, including financial covenants requiring us to maintain a minimum leverage ratio at fiscal year end and not to incur a net annual post-tax loss in any fiscal year during the term of the Loan Agreement. The borrowers’ obligations under the Loan Agreement are secured by all of their property and assets and are guaranteed by the Company. Our obligations under our unsecured promissory notes are subordinate to the borrowers’ obligations under the Loan Agreement, pursuant to the terms of subordination agreements we entered into with Gerber Finance and the holders of our unsecured promissory notes as a condition to the extension of credit to the borrowers under the Loan Agreement.

We intend to pursue new financing at the parent level to replace all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining such new financing, on terms favorable to us or at all. Until such time as we obtain additional financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as we pursue new financing.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015 or 2014.

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

Revenue Recognition

Commercial structures, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Some commercial contracts provide that we perform services at the customer’s site to complete a project, including electrical, plumbing, heating and air conditioning services (“site work”) and some contracts provide that we only manufacture, deliver and set the modular units on the foundation, in which cases the site work is performed by others. Since mid-2014, we have significantly reduced the amount of site work we perform on commercial projects. Except for a small number of homes we sell directly, contracts for residential homes do not include site work, which is performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

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

Impairment of Long-Lived Assets with Finite Lives

Long-lived assets held and used by us which have finite lives, including property, plant and equipment and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in our consolidated statements of operations during the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2015 or 2014.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with oversight by the Board, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Description of Material Weakness

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Notes 5 and 6 to our Notes to Consolidated Financial Statements, in April 2014 we acquired the assets and assumed certain liabilities related to the operations of KBS and transferred our test handler product line to BSA. As a result, the KBS business currently represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Specifically, material weaknesses existed in KBS’s financial reporting processes with respect to (1) control over accounts payable cut-offs, (2) inventory accounting, (3) contract accounting and (4) inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

Remediation of Material Weakness

We are working to remediate these material weaknesses. Since the April 2014 acquisition of KBS, we hired an accounting professional in July 2014 with relevant experience to assist in the effort to implement improvements at KBS and implemented other organizational changes to strengthen the accounting and other administrative functions at KBS. We have implemented improvements in processes, procedures and controls, including in the areas of payroll processing, contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In January 2016, we installed a new management information system at KBS that we believe, when fully implemented, will significantly improve our reporting and controls. Although significant progress has been made in improving the controls at KBS, additional time is required to fully develop adequate processes, procedures and controls and to determine that such processes and controls are effective. We will continue to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position

Jeffrey E. Eberwein	45	Chairman of the Board

Daniel M. Koch	62	President, Chief Executive Officer and Director

Paul H. Askegaard	64	Chief Financial Officer, Treasurer and Secretary

Morgan P. Hanlon	51	Director

Alfred John Knapp, Jr.	64	Director

Galen Vetter	64	Director

Jeffrey E. Eberwein joined our Board in January 2013 and became Chairman in November 2013. In addition to his service to the Company, he has 23 years of Wall Street experience and is CEO of Lone Star Value Management, LLC (referred to herein as LSVM), a U.S. registered investment company. Prior to founding LSVM in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein serves as Chairman of the board of four other public companies: Digirad Corporation (NASDAQ: DRAD), a medical imaging Company; AMRH Holdings, Inc. (OTC: AMRH), an IT services company; Hudson Global Inc. (NASDAQ: HSON), a global recruitment company; and Crossroads Systems, Inc. (NASDAQ: CRDS), a data storage company. In addition, Mr. Eberwein serves as a director of Novation Companies, Inc. (OTC: NOVC), a specialty finance company. Mr. Eberwein served on the board of The Goldfield Corporation (NYSE:GV), a company in the electrical construction industry, from May 2012 until May 2013; On Track Innovations Ltd. (NASDAQ: OTIV), a smart card company, from December 2012 until December 2014; and NTS, Inc. (previously listed NYSE: NTS), a broadband services and telecommunications company, from December 2012 until its sale to a private equity firm in June 2014. Previously, Mr. Eberwein also served on the board of Hope for New York, a charitable organization dedicated to serving the poor in New York City, from 2011 until 2014, where he was the Treasurer and on its Executive Committee. Mr. Eberwein earned an M.B.A. from The Wharton School, University of Pennsylvania, and a B.B.A. degree with High Honors from The University of Texas at Austin. The Board believes that Mr. Eberwein’s qualifications to serve on the Board include his expertise in finance and experience in the investment community.

Daniel M. Koch has served as our President and Chief Executive Officer since November 15, 2013, and has served on our Board since November 2013. Previous to that, Mr. Koch served as vice president – marketing since October 2012. From September 2010 to September 2012, Mr. Koch served as a Senior Account Manager for Delta Design – Rasco, a manufacturer of test handlers. From March 1991 to August 2010, Mr. Koch served as our vice president – worldwide sales. From March 1990 to March 1991, Mr. Koch served as the vice president of sales of Summation, Inc., a company involved with the testing of PC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as vice president of sales of Micro Component Technology, Inc. Mr. Koch’s extensive experience in sales and general management and knowledge of our products, our markets and our customers is invaluable to our Board.

Paul H. Askegaard has served as our Chief Financial Officer since December 2013, our Secretary since November 2013, and our Treasurer since February 1992. Previously, Mr. Askegaard served as our corporate controller from October 1986 to February 1992, as our assistant secretary from May 2000 to November 2013, and as a director from November 2013 to November 2015. Mr. Askegaard received his Bachelor of Science degree from the University of North Dakota. Mr. Askegaard is a licensed certified public accountant (inactive).

Morgan P. Hanlon has served on our Board since April 2014. Mr. Hanlon is the founder and since 2006 has served as the Managing Member of Casey Real Estate Investment, LLC, Casey Property Management, LLC and PhilMor Real Estate Investments, LLC, which acquire, own and operate commercial real estate, primarily in the self storage and multi-family sectors. Previously, Mr. Hanlon held investment banking positions with Wells Fargo Securities and Morgan Stanley. Mr. Hanlon earned a BS from the United States Military Academy at West Point and an MBA from the University of Pennsylvania, Wharton Graduate School of Business. Mr. Hanlon brings to the Board financial and investment expertise and experience, as well as business analysis acumen and advanced financial literacy.

Alfred John Knapp, Jr. has served on our Board since April 2014 and previously served on our Board from January 2013 to March 2013. Mr. Knapp has served as the President, Chief Executive Officer and principal shareholder of Andover Group, Inc. since 1978. Andover’s two main business lines are real estate development and investment management. He also is a Partner at CCM Opportunistic Partners, an investment fund that invests with emerging managers. Previously, Mr. Knapp served as the Chief Executive Officer and a director of ICO, Inc., a resin processor, from October 2005 to April 2010, when ICO was acquired by A. Schulman, Inc. He has served as a director of On Track Innovations Ltd., a company principally engaged in the design and development of cashless payment solutions, since December 2012. Mr. Knapp is a CFA and has served as a trustee of Annunciation Orthodox School in Houston, and is currently a trustee of the Armand Bayou Nature Center. Mr. Knapp is an honors graduate of Williams College. Mr. Knapp’s extensive corporate and business strategy experience makes him a valuable asset to the Board.

Galen Vetter joined our Board in January 2013. He is currently a private investor and professional corporate director. In his career Mr. Vetter served as president of Rust Consulting, Inc. (December 2008 to May 2012), as global chief financial officer of Franklin Templeton Investment Funds (April 2004 to November 2008) and in numerous roles at McGladrey (June 1973 to March 2004). In addition to our Board, Mr. Vetter currently serves as a member on the Advisory Board of Directors of Land O’Lakes and serves on the board of Alerus Financial, Crossroads Systems, Inc. and Hill Capital Corporation. Mr. Vetter is a licensed certified public accountant (inactive). Mr. Vetter is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. Mr. Vetter received his Bachelor of Science degree from the University of Northern Iowa. Mr. Vetter brings to our Board diverse management experience including financial, analytical, information management, strategy and team development. In addition to Mr. Vetter’s extensive financial experience, our Board benefits from Mr. Vetter’s enterprise risk management and international business experience.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2015 fiscal year, except as follows: Alfred John Knapp, Jr. filed a Form 4 on June 16, 2015 reporting one transaction that occurred on June 5, 2015.

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

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Knapp, Hanlon and Vetter. Mr. Knapp currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “About Us – Governance” section of our website at www.atrmholdings.com.

Nomination and Corporate Governance Committee. The duties and responsibilities of the Nomination and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of shareholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nomination and Corporate Governance Committee are Messrs. Hanlon, Knapp and Vetter. Mr. Hanlon currently serves as Chairman of the Nomination and Corporate Governance Committee. The Nomination and Corporate Governance Committee charter is posted in the “About Us – Governance” section of our website at www.atrmholdings.com.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2015 and December 31, 2014 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Total ($)
Daniel M. Koch	2015	193,435	44,800	238,235
President and Chief Executive Officer	2014	128,743	—	128,743

Paul H. Askegaard	2015	162,396	44,800	197,196
Chief Financial Officer, Treasurer and Secretary	2014	138,280	—	138,280

(1)	For each named executive officer, represents the grant date fair value of a restricted stock grant of 10,000 shares of common stock awarded on June 5, 2015. These shares vest on June 5, 2016. The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718, “Compensation - Stock Compensation”.

Employment Agreements

Each of the Company’s current executive officers, Messrs. Koch and Askegaard, are employees “at will” and do not have employment agreements with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Daniel M. Koch	5,500	(1)	—	6.10	11/1/2017
						10,000	(4)	30,200
Paul H. Askegaard	5,500	(2)	—	7.75	3/19/2017
	2,500	(3)	—	5.20	11/20/2017
						10,000	(4)	30,200

(1)	The stock option was granted on November 1, 2012 and became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Koch’s change of control agreement.

(2)	The stock option was granted on March 19, 2012 and became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(3)	The stock option was granted on November 20, 2012 and became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(4)	Represents the unvested portion of a restricted stock grant that was awarded on June 5, 2015 under the 2014 Incentive Plan. These shares will vest on June 5, 2016.

(5)	Based on the closing share price on December 31, 2015 of $3.02.

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

For purposes of the Change of Control Agreements, a change of control is deemed to occur upon:

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

Compensation of Non-Employee Directors

The following table sets forth the cash and non-cash compensation for our fiscal year ended December 31, 2015 awarded to or earned by our directors other than our named executive officers:

Name	Stock Awards ($) (1)	Total ($)
Jeffrey E. Eberwein	44,800	44,800
Morgan P. Hanlon	44,800	44,800
Alfred John Knapp, Jr.	44,800	44,800
Galen Vetter	44,800	44,800

(1)	For each non-employee director, represents the grant date fair value of a restricted stock grant of 10,000 common shares awarded on June 5, 2015. These shares vest on June 5, 2016. The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718, “Compensation - Stock Compensation”.

At the present time, our directors receive no cash compensation for their services as members of the Board, although their out-of-pocket expenses incurred on our behalf are reimbursed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 28, 2016, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;

●	each of our directors and named executive officers; and

●	all of our directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Shares of Common Stock		Percentage of Outstanding Common Stock (1)
5% or Greater Shareholders
Lone Star Value Investors, LP	1,067,885	(2)	47.1%

Directors and Named Executive Officers
Jeffrey E. Eberwein	1,087,885	(3)	48.0%
Daniel M. Koch	19,010	(4)	*
Paul H. Askegaard	23,000	(5)	1.0%
Morgan P. Hanlon	10,000		*
Alfred John Knapp, Jr.	10,000		*
Galen Vetter	20,185		*
All executive officers and directors as a group (six persons)(6)	1,170,080	(6)	51.3%

* Represents holdings of less than 1% of shares outstanding.

(1)	The applicable percentage of ownership for each beneficial owner is based on 2,266,219 shares of common stock outstanding as of March 28, 2016. Shares of our common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)	Represents 1,067,885 shares of common stock owned directly by LSVI. LSVGP as the general partner of LSVI, LSVM as the investment manager of LSVI, and Jeffrey E. Eberwein as the manager of LSVGP and sole member of LSVM, may be deemed the beneficial owner of the securities owned by LSVI. LSVGP, LSVM and Mr. Eberwein disclaim beneficial ownership of such securities, except to the extent of his or its pecuniary interest therein. The principal business address of LSVI is 53 Forest Avenue, 1st Floor, Old Greenwich, Connecticut 06870.

(3)	Represents 10,000 unvested restricted shares of common stock owned directly by Mr. Eberwein, 1,067,885 shares of common stock owned directly by LSVI, and 10,000 shares of common stock held in an account managed by LSVM (“Separately Managed Account I”). LSVGP as the general partner of LSVI, LSVM as the investment manager of LSVI, and Jeffrey E. Eberwein as the manager of LSVGP and sole member of LSVM, may be deemed the beneficial owner of the securities owned by LSVI. LSVM as the investment manager of Separately Managed Account I, and Mr. Eberwein as the sole member of LSVM, may be deemed the beneficial owner of the securities held in Separately Managed Account I. Mr. Eberwein disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.

(4)	Includes 5,500 shares of common stock issuable upon exercise of options.

(5)	Includes 8,000 shares of common stock issuable upon exercise of options.

(6)	Includes 13,500 shares of common stock issuable upon exercise of options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	27,500	(2)	$6.88	(3)	40,000	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	27,500		$6.88		40,000

(1)	These equity compensation plans consist of our 2003 Stock Incentive Plan and our 2014 Incentive Plan. Our 2003 Stock Incentive Plan expired on February 28, 2013.

(2)	Represents options to purchase 27,500 shares of common stock issued under our 2003 Stock Incentive Plan.

(3)	Represents the weighted-average exercise price of the outstanding options issued under our 2003 Stock Incentive Plan.

(4)	Represents 40,000 shares of common stock available for issuance under our 2014 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions and Certain Relationships

Jeffrey E. Eberwein and Lone Star Value

As of March 28, 2016, Jeffrey E. Eberwein, our Chairman of the Board, may be deemed to beneficially own 1,087,885 shares of our common stock, including 1,067,885 shares of our common stock owned directly by LSVI, constituting approximately 48% of our outstanding shares. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI.

In order to finance the KBS acquisition, on April 1, 2014, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “April 2014 LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by ATRM in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019. At any time after July 30, 2014, at LSVI’s option, the unpaid principal amount of the LSVI Convertible Promissory Note could be converted into shares of our common stock at $4.66 per share, the consolidated closing bid price of our shares on the Nasdaq Capital Market on the trading date immediately preceding the date the note was issued. On October 7, 2014 the LSVI Convertible Promissory Note was converted into 107,297 shares of common stock. ATRM may prepay the April 2014 LSVI Promissory Note at any time after a specified amount of advance notice to LSVI. We made principal payments on the April 2014 LSVI Promissory Note of $1.0 million on each of December 30, 2014 and February 25, 2016.

On May 9, 2014, as provided for in the April 2014 Securities Purchase Agreement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LSVI. The Registration Rights Agreement provides LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the shares of our common stock issued upon the conversion of the LSVI Convertible Promissory Note.

In order to provide additional working capital to ATRM, we entered into two Securities Purchase Agreements with LSV Co-Invest I and one additional Securities Purchase Agreement with LSVI. Pursuant to these agreements, LSV Co-Invest I purchased for $2.5 million in cash, an unsecured promissory note, dated July 21, 2014, made by ATRM in the principal amount of $2.5 million, and for $2.0 million in cash, an unsecured promissory note, dated September 19, 2014, made by ATRM in the principal amount of $2.0 million, and LSVI purchased for $1.0 million in cash, an unsecured promissory note, dated February 25, 2015, made by ATRM in the principal amount of $1.0 million. Each of these notes bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the April 2014 LSVI Promissory Note. The LSVI promissory note dated February 25, 2015 was repaid on September 21, 2015.

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

On February 23, 2016, as a condition to the extension of credit to the borrowers under the Loan Agreement, LSVI and LSV Co-Invest I entered into subordination agreements with ATRM and Gerber Finance pursuant to which LSVI and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber Finance under the Loan Agreement.

Procedures for Review and Approval of Transactions with Related Parties

All transactions between us and any of our officers, directors, director nominees, principal shareholders or their immediate family members are required to be reviewed and approved by the Audit Committee. Such policy and procedures are set forth in the Audit Committee charter.

Director Independence

The Board has determined that all of our non-employee directors other than Mr. Eberwein are independent within the meaning of SEC and Nasdaq rules. The Board has also determined that all directors serving on the Audit Committee, the Compensation Committee, and the Nomination and Corporate Governance Committee are independent within the meaning of SEC and Nasdaq rules with respect to membership on each such committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Boulay PLLP, our independent registered public accounting firm, for fiscal years 2015 and 2014. There were no other professional services rendered or fees billed by Boulay PLLP for fiscal year 2015 and 2014.

Services Rendered	2015	2014
Audit Fees(1)	$113,000	$176,000
Audit-Related Fees(2)	1,220	18,725
Tax Fees(3)	32,438	53,595
All Other Fees(4)	37,841	156,278

(1)	These fees include the audits of our annual consolidated financial statements for fiscal years 2015 and 2014 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q and 10-Q/A for fiscal years 2015 and 2014.

(2)	These fees are related to consultations regarding revenue recognition in 2015 and an acquisition, a divestiture and consultations regarding contingent consideration and discontinued operations in 2014.

(3)	These fees are related to the preparation of our 2014 and 2013 federal and state income tax returns and consultations regarding Section 382 of the Code.

(4)	These fees are related to the audits of the historical financial statements of an acquired business and review of our filing of a Registration Statement on Form S-1 with the SEC.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firms are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firms in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee then serving pre-approved all services provided by Boulay PLLP in fiscal year 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements of Registrant.

The following Consolidated Financial Statements of ATRM Holdings, Inc. and the Independent Registered Public Accounting Firm’s Report thereon are included herein:

2. Financial Statement Schedule of Registrant.

None.

3. Exhibits.

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index of this Annual Report on Form 10-K.

If you are one of our shareholders and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to ATRM Holdings, Inc., 3050 Echo Lake Avenue, Suite 300, Mahtomedi, Minnesota 55115, Attn.: Shareholder Relations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ATRM Holdings Inc.

We have audited the accompanying consolidated balance sheets of ATRM Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. ATRM Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATRM Holdings, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Minneapolis, Minnesota

March 30, 2016

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Statements of Operations

Year Ended December 31,	2015	2014
Net sales	$25,631,527	$33,057,829
Costs and expenses:
Cost of sales	25,982,130	32,589,668
Selling, general and administrative expenses	5,082,415	5,777,898
Goodwill impairment charge	—	3,704,978
Total costs and expenses	31,064,545	42,072,544
Loss from continuing operations	(5,433,018)	(9,014,715)
Other income (expense):
Interest expense, net	(1,396,542)	(844,228)
Change in fair value of contingent earn-outs	(190,681)	202,633
Settlement gain	3,686,628	—
Loss from continuing operations before income taxes	(3,333,613)	(9,656,310)
Income tax benefit (expense)	(6,000)	464,000
Loss from continuing operations	(3,339,613)	(9,192,310)
Income from discontinued operations, net of income taxes	—	861,134
Net loss	$(3,339,613)	$(8,331,176)

Income (loss) per share – basic and diluted
Continuing operations	$(2.26)	$(8.32)
Discontinued operations	—	0.78
Net loss per share	$(2.26)	$(7.54)

Weighted average common shares outstanding – basic and diluted	1,479,825	1,104,457

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Balance Sheets

December 31,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$624,070	$1,995,849
Accounts receivable, net of allowance for doubtful accounts of $370,000 and $800,000 at December 31, 2015 and 2014, respectively	2,562,999	2,803,516
Costs and estimated profit in excess of billings	471,539	1,790,776
Inventories	1,241,074	1,936,316
Fair value of contingent earn-outs, current	329,000	1,200,000
Other current assets	173,028	117,034
Total current assets	5,401,710	9,843,491

Property, plant and equipment:
Land	857,700	857,700
Buildings and improvements	2,787,089	2,787,089
Equipment	1,342,001	1,318,964
Less: accumulated depreciation and amortization	(534,500)	(223,180)
Property, plant and equipment, net	4,452,290	4,740,573

Fair value of contingent earn-out, noncurrent	548,000	1,100,000
Goodwill	1,732,804	1,732,804
Intangible assets, net	1,355,001	1,687,858
Total assets	$13,489,805	$19,104,726

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable	$—	$5,500,000
Current portion of long-term debt	1,104,614	45,000
Trade accounts payable	3,490,842	5,128,355
Billings in excess of costs and estimated profit	764,517	287,582
Accrued compensation	104,023	83,982
Other accrued liabilities	1,985,169	2,492,281
Total current liabilities	7,449,165	13,537,200

Long-term debt, less current portion	10,251,822	9,542,168
Deferred income taxes	13,000	—

Commitments and contingencies (see Notes 16 and 17)

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,206,219 and 1,186,473 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,206	1,186
Additional paid-in capital	69,424,564	66,335,511
Accumulated deficit	(73,650,952)	(70,311,339)
Total shareholders’ deficit	(4,224,182)	(3,974,642)
Total liabilities and shareholders’ deficit	$13,489,805	$19,104,726

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	1,079,176	$1,079	$65,830,184	$(61,980,163)	$3,851,100
Share-based compensation expense	—	—	5,434	—	5,434
Conversion of debt into common stock	107,297	107	499,893	—	500,000
Net loss	—	—	—	(8,331,176)	(8,331,176)
Balance, December 31, 2014	1,186,473	1,186	66,335,511	(70,311,339)	(3,974,642)
Sale of common stock	1,019,746	1,020	2,935,506	—	2,936,526
Share-based compensation expense	—	—	153,547	—	153,547
Net loss	—	—	—	(3,339,613)	(3,339,613)
Balance, December 31, 2015	2,206,219	$2,206	$69,424,564	$(73,650,952)	$(4,224,182)

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2015	2014
Cash flows from operating activities:
Net loss	$(3,339,613)	$(8,331,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	649,728	1,244,199
Share-based compensation expense	153,547	5,434
Provision for bad debts	481,921	245,984
Write-downs of inventories	86,016	—
Settlement gain	(3,686,628)	—
Facility expense accrual credit	(53,834)	—
Loss on sale of equipment	9,168	—
Deferred income taxes	13,000	—
Change in fair value of contingent earn-out	190,681	(202,633)
Goodwill impairment charge	—	3,704,978
Gain on sale of discontinued operations	—	(1,128,327)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(241,404)	1,308,735
Costs and estimated profit in excess of billings	1,319,237	(1,246,234)
Inventories	609,226	707,974
Other current assets	(55,994)	254,911
Other asset	—	347,890
Trade accounts payable	(1,637,513)	(1,419,061)
Billings in excess of costs and estimated profit	476,935	(24,703)
Accrued compensation	20,041	(289,166)
Other accrued liabilities	7,567	1,356,422
Net cash used in operating activities	(4,997,919)	(3,464,773)
Cash flows from investing activities:
Proceeds from earn-out consideration	1,232,319	427,633
Purchase of property and equipment	(50,943)	(215,174)
Sale of equipment	13,187	—
Purchase of business, net of cash acquired	—	(4,567,569)
Net cash provided by (used in) investing activities	1,194,563	(4,355,110)
Cash flows from financing activities:
Net proceeds from sale of common stock	2,936,526	—
Proceeds from issuance of long-term debt	1,059,025	11,000,000
Principal payments on long-term debt	(1,563,974)	(1,043,409)
Payment of debt assumed and paid at closing of business purchase	—	(1,401,206)
Net cash provided by financing activities	2,431,577	8,555,385
Net increase (decrease) in cash and cash equivalents	(1,371,779)	735,502
Cash and cash equivalents at beginning of year	1,995,849	1,260,347
Cash and cash equivalents at end of year	$624,070	$1,995,849

Supplemental cash flow information:
Cash paid for interest expense	$1,104,642	$174,196
Settlement agreement:
- reduction of note payable to seller	3,225,783	—
- forgiveness of accrued interest	460,845	—
Promissory note payable to seller issued as partial consideration for purchase of business	—	5,500,000
Contingent earn-out receivable received as part of product line disposition	—	2,200,000
Conversion of promissory note to common stock	—	500,000

The accompanying notes are an integral part of the consolidated financial statements.

Assets disposed of and liabilities transferred in connection with divestiture of product lines:
Inventories	$—	$1,196,914
Equipment	—	72,470
Trade accounts payable	—	(116,011)
Other accrued liabilities	—	(81,700)
Gain on sale	—	1,128,327
Proceeds received, net of transaction costs	$—	$2,200,000

Assets acquired and liabilities assumed in connection with purchase of business:
Accounts receivable	$—	$4,062,164
Costs and estimated profit in excess of billings	—	544,542
Inventories	—	1,766,218
Other current assets	—	34,316
Property, plant and equipment	—	4,748,579
Goodwill	—	5,437,782
Intangible assets	—	2,700,000
Other assets	—	101,164
Trade accounts payable	—	(6,313,867)
Billings in excess of costs and estimated profit	—	(312,285)
Accrued liabilities	—	(1,177,961)
Long-term debt	—	(1,523,083)
Purchase price	$—	$10,067,569

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS DESCRIPTION

References in the Notes to Consolidated Financial Statements to “ATRM,” “the Company,” “we” or “our,” unless the context otherwise requires, refer to ATRM Holdings, Inc. and its consolidated subsidiaries and their respective predecessors. Through our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. (hereafter referred to as “KBS”), we manufacture modular housing units for residential and commercial applications. Commercial buildings manufactured by KBS include apartments, condominiums, townhouses, dormitories, hospitals, office buildings and other structures. KBS’s market is the New England region of the northeast United States. Its headquarters and primary manufacturing facility are located in South Paris, Maine. A second factory is located in nearby Waterford, Maine. The Company’s corporate headquarters is located in a suburb of St. Paul, Minnesota.

NOTE 2: FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses in recent years and, as of December 31, 2015, we had an accumulated deficit of approximately $74 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We have issued various unsecured promissory notes to finance our acquisition of KBS and provide for our general working capital needs. As of December 31, 2015, we had outstanding debt totaling approximately $11.5 million. Our debt included $1.9 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS, which amount is payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. Our debt also included $5.0 million principal amount of promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and $4.5 million principal amount of promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019. On February 25, 2016, we repaid a total of $1.0 million principal amount of such indebtedness to LSVI. Jeffrey E. Eberwein, our Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.

On February 23, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Gerber Finance Inc. (“Gerber Finance”) providing KBS with a credit facility with borrowing availability of up to $4.0 million, based on a formula tied to eligible accounts receivable, inventory, equipment and real estate of the borrowers. On that date, we made an initial draw of approximately $2.6 million. The Loan Agreement contains certain affirmative and negative covenants, including financial covenants requiring us to maintain a minimum leverage ratio at fiscal year end and not to incur a net annual post-tax loss in any fiscal year during the term of the Loan Agreement. The borrowers’ obligations under the Loan Agreement are secured by all of their property and assets and are guaranteed by the Company. Our obligations under our unsecured promissory notes are subordinate to the borrowers’ obligations under the Loan Agreement, pursuant to the terms of subordination agreements we entered into with Gerber Finance and the holders of our unsecured promissory notes as a condition to the extension of credit to the borrowers under the Loan Agreement.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

We intend to pursue new financing at the parent level to replace all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining such new financing, on terms favorable to us or at all. Until such time as we obtain additional financing, ATRM may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as we pursue new financing.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy: The consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates include those related to revenue recognition (including estimates of costs and profit under the percentage of completion method of accounting), customer rebates, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of inventories, contingent consideration, goodwill, intangible assets and other long-lived assets, deferred income taxes, share-based compensation expense, warranty obligations, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash and Cash Equivalents: At times, we may invest a portion of our cash reserves in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. Our cash and cash equivalents included cash equivalents of $9,313 and $124,072 at December 31, 2015 and 2014, respectively, and the remainder consisted of deposits in checking accounts. We may maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

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

Customer Rebate Program: We have a rebate program for some builders based on sales volume. Rebates are recorded as a reduction of net sales in our consolidated statements of operations. The rebate liability is included in other accrued liabilities in our consolidated balance sheet. Rebates earned by builders amounted to approximately $400,000 and $300,000 for the years ended December 31, 2015 and 2014, respectively.

Property, Plant and Equipment: Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows: buildings and improvements - 30 years; machinery and equipment - 3 to 7 years. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded. Maintenance and repairs are expensed as incurred and major improvements are capitalized. Depreciation and amortization of property, plant and equipment amounted to approximately $317,000 and $232,000 for the years ended December 31, 2015 and 2014, respectively.

Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of KBS’s goodwill and trademarks during the second quarter of each fiscal year. We recorded a goodwill impairment charge of approximately $3.7 million in fiscal year 2014. See Notes 5 and 7.

Impairment of Long-Lived Assets with Finite Lives: Long-lived assets held and used by us which have finite lives, including fixed assets and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2015 or 2014.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Revenue Recognition: Commercial projects, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Some commercial contracts provide that we perform services at the customer’s site to complete a project, including electrical, plumbing, heating and air conditioning services (“site work”) and some contracts provide that we only manufacture, deliver and set the modular units on the foundation, in which cases the site work is performed by others. Since mid-2014, we have significantly reduced the amount of site work we perform on commercial projects. Except for a small number of homes we sell directly, contracts for residential homes do not include site work, which is performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

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

Advertising Costs: Advertising costs are expensed as incurred.

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

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Income Taxes: We record income tax expense or benefit based on our estimate of the effective tax rates for the jurisdictions in which we do business. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess our income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. Interest expense associated with income taxes, if any, is classified as income tax expense. See Note 22 for additional information regarding income taxes.

Income (Loss) Per Common Share: Basic income (loss) per common share is computed for continuing and discontinued operations by dividing income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing income by the weighted-average number of common shares and common equivalent shares using the treasury stock method. Common equivalent shares include shares issuable upon the assumed exercise of stock options, vesting of restricted shares, and the conversion of convertible securities. For periods that include a loss from continuing operations, the computation of diluted loss per share excludes the impact of common equivalent shares because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share.

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

Share-Based Compensation: We measure and recognize share-based compensation using the fair value method. See Note 19 for additional information regarding share-based compensation and our stock-based compensation plans.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

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

The carrying amounts of our cash equivalents, accounts receivable, costs in excess of billings and estimated profit, other current assets, trade accounts payable, billings in excess of costs and estimated profit and accrued expenses at December 31, 2015 and 2014 approximate fair value due to the short term maturities of these instruments.

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

NOTE 4: RECENTLY ISSUED AND ADOPTED ACCOUNTING PROUNOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in its balance sheet a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of evaluating the impact this new guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 was issued to simplify the presentation of deferred income taxes. The amendments in this guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is in the process of evaluating the impact this new guidance will have on its consolidated financial statements.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows presentation of debt issuance costs related to line-of-credit arrangements as either in accordance with the amendments in ASU 2015-03, or as an asset with subsequent amortization of the debt issuance costs ratably over the term of the arrangement. These updates are effective for annual and interim periods beginning on or after December 15, 2015. The Company is in the process of evaluating the impact this new guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted only as of annual periods beginning after December 31, 2016. The implementation of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (“ASU 2015-01”), as part of its initiative to reduce complexity in accounting standards. ASU 2015-01 eliminates the concept of extraordinary items from generally accepted accounting principles. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted if the guidance is applied from the beginning of the fiscal year of adoption. As permitted, the Company adopted the provisions of ASU 2015-01 effective January 1, 2015 and it had no effect on its consolidated financial statements.

NOTE 5: BUSINESS COMBINATION

On April 2, 2014, the Company entered into an agreement with KBS Building Systems, Inc. (“KBS Building Systems”), and certain of its affiliates and their owner, pursuant to which we purchased substantially all of KBS Building Systems’ assets related to its business of manufacturing, selling, and distributing modular housing units for residential and commercial use. Consideration for the acquisition included $5.0 million in cash paid at closing, an unsecured promissory note issued to the primary seller of KBS in the principal amount of $5.5 million and the assumption of certain other liabilities. In addition, we assumed certain debt of approximately $1.4 million which we paid at closing. The acquired assets included approximately $0.4 million in cash, resulting in a net purchase price of approximately $10.1 million. In June 2015, as described in Note 14, we entered into a settlement agreement with the sellers of KBS in which the principal amount of the promissory note was reduced from $5.5 million to $2.5 million.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

KBS results are included in our consolidated statement of operations since April 2, 2014, the date of acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and KBS Buildings Systems for the year ended December 31, 2014 as if the acquisition had occurred on January 1, 2014 (in thousands):

Pro forma net sales	$42,902
Pro forma loss from continuing operations	(9,879)
Pro forma net loss	(9,018)
Pro forma loss per share – basic and diluted	(8.17)

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

NOTE 6: SALE OF PRODUCT LINE – DISCONTINUED OPERATIONS

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

The BSA Agreement provides that BSA will pay to ATRM a royalty on all revenue related to the test handler product line through December 31, 2018. The royalty percentage was 12.0% for the quarter ended December 31, 2015 and decreases 0.75% each quarter thereafter. Royalties earned are subject to certain qualifications and adjustments. The first royalty payment covering the period April 22, 2014 through December 31, 2014 amounted to approximately $770,000 and was received in January 2015. We also received payments totaling approximately $462,000 during the remainder of fiscal year 2015 for royalties earned in the first, second, and third quarters of the year. In March 2016, we received a payment of approximately $38,000 for royalties earned in the fourth quarter of fiscal year 2015. Future royalty payments are due 60 days after the end of each calendar quarter.

Following the sale of our Reliability Test Products (“RTP”) line of products to Cascade Microtech, Inc. (“Cascade”) in 2013 and the transfer of our test handler product line to BSA in April 2014, ATRM had no manufacturing operations remaining in North St. Paul, Minnesota. The original lease term for our North St. Paul facility, which consisted of approximately 45,000 square feet, was scheduled to expire on August 31, 2015. Approximately one-half of the space in this facility had been subleased to Cascade and BSA through the end of the lease term. We also entered into administrative services agreements with Cascade and BSA that provided for copier and computer network services through the end of the lease term. The remaining half of the facility was unutilized. As a result of the divestitures of our businesses in Minnesota, we determined that ATRM would not receive full economic benefit from its facility, copier and IT equipment leases at its North St. Paul location over their remaining terms, and liabilities related to these contracts should be recorded at net settlement value at April 22, 2014 (the “cease-use date”). We recorded a charge of approximately $264,000 related to these contracts in the fiscal year 2014. As of December 31, 2015, the accrued facility expense totaled approximately $8,000 and is included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 13.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

On May 1, 2015, we entered into an agreement with the owner of the leased facility in North St. Paul to accelerate the expiration of the lease from August 31, 2015 to May 1, 2015. We also entered into agreements with Cascade and BSA to terminate their subleases effective May 1, 2015. The early terminations of these agreements were executed at the request of the owner of the facility at no cost to ATRM. Effective May 1, 2015, we relocated our corporate office from the North St. Paul facility to a nearby suburb of St. Paul, Minnesota where we lease office space on a month to month basis. As a result of the early termination of the North St. Paul facility lease and subleases, we recorded a gain of approximately $54,000 in fiscal year 2015, resulting from a reduction in the facility exit accrual. This gain is included in the caption “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2015.

Condensed operating results for the test handler product line for the year ended December 31, 2014 are presented as discontinued operations in our consolidated statements of operations and are summarized below (in thousands):

Net sales	$2,376
Costs and expenses:
Cost of sales	1,400
Operating expenses	779
Total costs and expenses	2,179
Income from discontinued operations	197
Gain on sale of discontinued operations	1,128
Income before income taxes	1,325
Income tax expense	(464)
Income from discontinued operations	$861

NOTE 7: FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis include the following (in thousands):

December 31,	2015	2014
Contingent earn-out receivable related to the transfer of test handler product line (fair value based on Level 3 inputs):
Current portion	$329	$1,200
Noncurrent portion	548	1,100
Total	$877	$2,300

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the activity for our Level 3 assets measured on a recurring basis (in thousands):

	Earn-Out Receivable (1)	Earn-Out Receivable (2)

Balance at December 31, 2013	$325	$—
Add – fair value at closing of transfer of test hander product line		2,200
Add – increases based on quarterly re-assessments (included in earnings)	103	100
Settlements	(428)	—
Balance at December 31, 2014	—	2,300
Subtract – decrease based on quarterly re-assessments (included in earnings)	—	(191)
Settlements	—	(1,232)
Balance at December 31, 2015	$—	$877

(1)	Earn-out receivable related to the sale of our RTP product line.
(2)	Earn-out receivable related to the transfer of our test handler product line (see Note 6).

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2015 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Estimated revenue for remaining royalty period Performance weighted average Discount rate	$14 million 60% to 125% 10 percent

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Estimated revenue for remaining royalty period Performance weighted average Discount rate	$27 million 60% to 125% 10 percent

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Assets reported at fair value on a nonrecurring basis at December 31, 2014 include the following (in thousands):

	Fair Value (Level 3)	Total Gains and (Losses)

Goodwill (1)	$1,733	$(3,705)

(1)	The goodwill was recorded in connection with the KBS acquisition on April 2, 2014. We recorded a goodwill impairment charge of approximately $3.7 million in fiscal year 2014. See Note 5.

Quantitative information about Level 3 fair value measurements on a nonrecurring basis at December 31, 2014 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Revenue growth rates	-8% to 3%
		Discount rate	20%

NOTE 8: ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following (in thousands):

December 31,	2015	2014
Contract billings	$2,586	$2,235
Retainage	347	1,369
Subtotal	2,933	3,604
Less - allowance for doubtful accounts	(370)	(800)
Accounts receivable, net	$2,563	$2,804

Retainage balances are expected to be collected within the next twelve months.

NOTE 9: INVENTORIES

Inventories are comprised of the following (in thousands):

December 31,	2015	2014
Raw materials	$1,120	$1,729
Finished goods	121	207
Total inventories	$1,241	$1,936

In fiscal year 2015, we wrote down two residential home models to their estimated net realizable values. The related charge of approximately $86,000 is included in cost of sales in our consolidated statement of operations for the year ended December 31, 2015.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 10: GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$1,733	$—	$1,733	$1,733	$—	$1,733
Trademarks	290	—	290	290	—	290
Total	2,023	—	2,023	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(355)	1,065	1,420	(152)	1,268
Purchased backlog	990	(990)	—	990	(860)	130
Total	2,410	(1,345)	1,065	2,410	(1,012)	1,398

Total intangible assets	$4,433	$(1,345)	$3,088	$4,433	$(1,012)	$3,421

Amortization expense amounted to approximately $333,000 and $1,012,000 in 2015 and 2014, respectively. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2016	$203
2017	203
2018	203
2019	203
2020	203
Thereafter	50
Total	$1,065

NOTE 11: UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is summarized below (in thousands):

December 31,	2015	2014
Costs incurred on uncompleted contracts	$1,155	$21,282
Inventory purchased for specific contracts	1,819	445
Estimated profit	142	2,717
Sub-total	3,116	24,444
Less billings to date	(3,409)	(22,941)
Total	$(293)	$1,503

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$472	$1,791
Billings in excess of costs and estimated profit	(765)	(288)
Total	$(293)	$1,503

The Company has approximately $4.5 million of work under contract remaining to be recognized at December 31, 2015.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 12: ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $3.5 million at December 31, 2015 included retainage amounts due to subcontractors totaling approximately $0.5 million. Accounts payable of approximately $5.1 million at December 31, 2014 included retainage amounts due to subcontractors totaling approximately $0.5 million. Retainage balances at December 31, 2015 are expected to be settled within the next twelve months.

NOTE 13: OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2015	2014
Accrued interest expense	$502	$671
Accrued sales taxes	562	873
Accrued severance and related costs	331	—
Accrued health insurance costs	133	305
Accrued sales rebates	402	363
Accrued warranty	39	78
Accrued facility expenses	8	138
Other	8	64
Total other accrued liabilities	$1,985	$2,492

In connection with a restructuring of our KBS operations during the third quarter of 2015, we terminated six employees, including two former KBS officers. Pursuant to employment agreements, we recorded a severance charge of approximately $421,000 in 2015 related to this restructuring. The severance amounts are payable in weekly installments through October 2016. The severance charge is included in “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2015.

The following table summarizes product warranty expense accruals and settlements for the two years ended December 31, 2015 (in thousands):

	Accrual balance at beginning of year	Accrual assumed in KBS acquisition	Accruals for warranties	Settlements made	Accrual balance at end of year
2015	$78	$—	$58	$(97)	$39
2014	—	47	186	(155)	78

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 14: NOTES PAYABLE

As partial consideration for the KBS acquisition described in Note 5, we issued an unsecured promissory note to the primary seller of KBS in the principal amount of $5.5 million. We were unable to repay the note on its maturity date, December 1, 2014. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS and on June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, the amendment and restatement of the original note to reduce the principal amount from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the original note. The revised principal amount is payable in monthly installments of $100,000 on the first business day of each month, inclusive of imputed interest, beginning on July 1, 2015 and through July 1, 2017. The amended and restated note does not accrue interest unless it is in default, in which case the annual interest rate would be 10%. We recorded a gain of approximately $3.7 million in fiscal year 2015 related to the settlement, which consisted of the following (in thousands):

Reduction of principal (including adjustment for imputed interest at 9.5%)	$3,226
Forgiveness of interest accrued to the date of settlement	461
Gain on settlement agreement	$3,687

The principal balance of the amended and restated unsecured promissory note issued to the primary seller of KBS was $1,757,292 ($1,900,000 less imputed interest of $142,708) at December 31, 2015 and is included in Long-Term Debt. See Note 15.

NOTE 15: LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

December 31,	2015	2014
April 2014 LSVI Promissory Note payable to related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	$5,000	$5,000

Promissory notes payable to LSV Co-Invest I, a related party, unsecured, interest of 10% per annum payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (2)	4,500	4,500

Promissory note payable, unsecured, interest imputed at 9.5% (3)	1,757	—

Installment payment agreement, 8.0% interest, payable in monthly installments of $1,199 through September 2020 (4)	56	—

Notes payable, secured by equipment, interest rates from 6.6% to 9.5%, with varying maturity dates through September 2018	44	87

Total long-term debt	11,357	9,587
Current portion	(1,105)	(45)
Noncurrent portion	$10,252	$9,542

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

(1)	In order to finance the KBS acquisition described in Note 5, on April 1, 2014, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “April 2014 LSVI Promissory Note”), bearing interest at 10.0% per annum, with interest payable semiannually and any unpaid principal and interest due on April 1, 2019, and an unsecured convertible promissory note made by ATRM in the principal amount of $0.5 million (the “LSVI Convertible Promissory Note”), bearing interest at 5.0% per annum. On October 7, 2014 the LSVI Convertible Promissory Note was converted into 107,297 shares of the Company’s common stock. ATRM may prepay the April 2014 LSVI Promissory Note at any time after a specified amount of advance notice to LSVI. On December 30, 2014, we made a principal payment of $1.0 million on the April 2014 LSVI Promissory Note.

(2)	In order to provide additional working capital to ATRM, we entered into two Securities Purchase Agreements with LSV Co-Invest I pursuant to which it purchased unsecured promissory notes made by ATRM. Each of the notes bears interest at 10.0% per annum, with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the April 2014 LSVI Promissory Note. The promissory notes issued to LSV Co-Invest I are listed below:

●	$2.5 million promissory note dated July 21, 2014.

●	$2.0 million promissory note dated September 19, 2014

(3)	Promissory note payable to the principal seller of KBS, payable in monthly installments of $100,000 through July 2017 (see Note 14).

(4)	Agreement to finance the purchase of software license rights and consulting services related to the implementation of enterprise management information system.

On May 9, 2014, as provided for in the Securities Purchase Agreement described above, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with LSVI. The Registration Rights Agreement provides LSVI with certain demand and piggyback registration rights with respect to the shares of our common stock issued upon the conversion of LSVI Convertible Promissory Note.

As of December 31, 2015, LSVI owned 1,067,885 shares of our common stock, or approximately 47.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI. LSVI was granted a waiver under our Tax Benefits Preservation Plan to permit the conversion of the LSVI Convertible Promissory Note and the purchase of shares in the rights offering.

ATRM’s entry into the securities purchase agreements with LSVI and LSV Co-Invest I was approved by a Special Committee of our Board of Directors (the “Board”) consisting solely of independent directors.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Future maturities of long-term debt are summarized below:

2016	$1,111
2017	702
2018	21
2019	9,513
2020	10
Total long-term debt	$11,357

NOTE 16: LEGAL PROCEEDINGS

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment and remanded the case back to the district court for further proceedings. On January 8, 2016, ATRM filed a renewed motion for summary judgment with the district court. A renewed hearing is scheduled for March 31, 2016.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Avila Plumbing & Heating Contractor, Inc. v. Modular Fun I, Inc. f/k/a KBS Building Systems, Inc. & KBS Builders, Inc. (Maine Superior Court, Oxford County, CV-15-39)

Avila Plumbing and Heating Contractor, Inc. (“Contractor”) alleges that Modular Fun I, Inc., f/k/a KBS Building Systems Inc. & KBS Builders, Inc. (the “KBS Parties”) failed to pay Contractor $476,477.46 that Contractor claims it is entitled to pursuant to contracts between it and the KBS Parties. Contractor claims it entered into agreements with the KBS Parties in relation to two separate projects to supply materials and furnish services relating to the design and installation of plumbing and HVAC systems. Contractor claims it did the work and furnished the materials contracted for and that the KBS Parties have not paid it pursuant to the contract. KBS has countersued for breach of contract and negligence, claiming that Contractor failed to properly complete the plumbing and HVAC services it was retained to perform on one of the projects. The general contractor on that project is refusing to pay KBS $518,842 that KBS is presently owed citing significant deficiencies in work performed and materials installed by Contractor as its reason for withholding payment from KBS. KBS has a lien in the amount of $518,842 on the property where such project is located and has brought a separate suit against the general contractor and others in Middlesex Superior Court in Massachusetts to enforce its lien and collect the amount owed to KBS on the project. The court has issued a standard scheduling order in this case. A mediation hearing has been scheduled for March 31, 2016.

From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s consolidated financial statements.

NOTE 17: LEASES AND RENT EXPENSE

As described in Note 6, we had leased a facility in North St. Paul, Minnesota pursuant to a lease agreement that was terminated on May 1, 2015. The facility is owned by a limited liability company controlled by a shareholder of ATRM. The shareholder is neither a director nor an officer of ATRM, and, to our knowledge, does not own more than five percent of our common stock.

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended December 31,	2015	2014
Paid to company controlled by shareholder	$94	$266
Paid to others	22	30
Total rent expense	$116	$296

As described in Note 6, we subleased a portion of the North St. Paul facility and provided administrative services to Cascade and BSA until the lease, subleases and administrative agreements were terminated effective May 1, 2015. We received payments totaling approximately $131,000 and $419,000 in the fiscal years ended December 31, 2015 and 2014, respectively, from Cascade and BSA for such sublease rent and administrative services. Such payments are not reflected in the table above.

NOTE 18: COMMON STOCK RIGHTS OFFERING

On September 18, 2015, pursuant to a rights offering to our existing shareholders, we sold 1,019,746 shares of our common stock at $3.00 per share, which included 900,000 shares sold to LSVI, our largest shareholder. Net proceeds from the offering amounted to $2,936,526, reflecting gross proceeds of $3,059,238 less $122,712 of offering-related expenses.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 19: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

ATRM uses the fair value method to measure and recognize share-based compensation. We determine the fair value of stock options on the grant date using the Black-Scholes option valuation model. We determine the fair value of restricted stock awards based on the quoted market price of our common stock on the grant date. We recognize the compensation expense for stock options and restricted stock awards on a straight-line basis over the vesting period of the applicable awards.

2014 Incentive Plan

Our 2014 Incentive Plan (the “2014 Plan”) was approved by the Board on October 9, 2014 and became effective on December 4, 2014 upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of the Board. The purpose of the 2014 Plan is to provide employees, consultants and Board members the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock. 100,000 shares of the Company’s common stock are authorized to be issued pursuant to the 2014 Plan.

On June 5, 2015, ATRM granted restricted stock awards for a total of 60,000 shares of the Company’s common stock to its directors and Chief Financial Officer. The shares vest one year after the grant date. The fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $154,000 for the year ended December 31, 2015 and is included in the caption “Selling, general and administrative expenses” in our consolidated statement of operations. The remaining compensation expense of approximately $114,000 will be recognized on a straight line basis through June 5, 2016, subject to forfeitures.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in 2003 (the “2003 Plan”) terminated in 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the year ended December 31, 2015:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2015	38,500	$12.27
Expired	(11,000)	25.75
Outstanding, December 31, 2015	27,500	$6.88	1.5 years	$0

Exercisable, December 31, 2015	27,500	$6.88	1.5 years	$0

All stock options outstanding at December 31, 2015 are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on December 31, 2015. Share-based compensation expense related to stock options amounted to approximately $5,000 for the year ended December 31, 2014 and is included in the caption “Income from discontinued operations, net of income taxes” in our consolidated statements of operations.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 20: TAX BENEFIT PRESERVATION PLAN / PREFERRED STOCK RIGHTS

As of December 31, 2015, ATRM had federal net operating loss carryforwards (“NOLs”) of approximately $91 million and state NOLs of approximately $25 million. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

On February 13, 2014, to protect the tax benefits of ATRM’s NOLs, the Board adopted a Tax Benefit Preservation Plan (the “Rights Plan”) that generally is designed to deter any person from acquiring shares of ATRM’s common stock if the acquisition would result in such person beneficially owning 4.99% or more of the common stock without the approval of the Board.

In connection with the adoption of the Rights Plan, on February 13, 2014, the Board authorized and declared a dividend distribution of one right for each outstanding share of ATRM’s common stock to stockholders of record as of the close of business on February 24, 2014. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $30.00 per one one-thousandth of a Preferred Share, subject to adjustment.

Subject to certain exceptions specified in the Rights Plan, the rights will separate from ATRM’s common stock and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an acquiring person has acquired beneficial ownership of 4.99% or more of ATRM’s common stock or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of ATRM’s common stock.

Additionally, at any time after the date on which an acquiring person beneficially owns 4.99% or more, but less than 50%, of ATRM’s common stock, the Board may exchange the rights (except for rights that are voided due to their beneficial ownership by an acquiring person or group), in whole or in part, for shares of ATRM’s common stock at an exchange ratio of one share per right (subject to adjustment), or in certain circumstances, cash or other securities of the Company having a value approximately equal to one share.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

The operation of the Rights Plan could cause substantial dilution to a person or group that acquires 4.99% or more of the Company’s common stock on terms not approved by the Board.

No rights were exercisable at December 31, 2015. The adoption of the Rights Plan had no impact on the Company’s consolidated financial statements for fiscal years 2015 or 2014.

NOTE 21: EMPLOYEE SAVINGS 401(k) PLAN

ATRM has a 401(k) employee savings plan, which covers full-time ATRM employees who are at least 21 years of age. Our contributions to the savings plan are at the discretion of management. We did not contribute to the plan in fiscal years 2015 or 2014.

NOTE 22: INCOME TAXES

A reconciliation of income tax expense (benefit) computed using the federal statutory rate to the income tax expense (benefit) in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2015	2014
Tax benefit computed at federal statutory rate	$(1,133)	$(2,833)
State taxes, net of federal benefit	(127)	(194)
Increase valuation allowance	735	3,096
State NOL expiration/write-off	39	—
Adjustment to income tax accruals	423	(193)
State research credit expiration	65	125
Non-deductible expenses	3	1
Other, net	1	(2)
Total income tax expense	$6	$—

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2015	2014
Accounts receivable	$141	$87
Employee compensation and benefits	91	63
Contingent consideration	(268)	(874)
Amortization	1,089	1,638
Deferred acquisition costs	265	—
NOL and tax credit carryforwards	32,895	32,618
Warranty accrual	15	12
Severance accrual	97	17
Other, net	34	76
Deferred tax assets (liabilities), net	$34,359	$33,637
Less valuation allowance	(34,372)	(33,637)
Net deferred tax assets (liabilities)	$(13)	$—

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

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

ATRM has federal NOLs of approximately $91 million that will begin to expire in 2020 if not utilized. We also have state NOLs of approximately $31 million that will expire at various times, beginning in 2016, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1.3 million that will expire at various times, beginning in 2016, if not utilized. The utilization of NOLs and research tax credit carryforwards may be subject to changes in tax regulations and/or to annual limitations as a result of changes in ownership that may already have occurred or future changes in ownership pursuant to the requirements of Section 382 of the Code. Such limitations could result in the expiration of NOL and tax credit carryforwards before utilization.

Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of December 31, 2015, ATRM had suspended additional paid-in capital credits of $1.3 million related to windfall tax deductions. Upon realization of the NOLs from such windfall tax deductions, we would record a benefit of up to $1.3 million in additional paid-in capital.

We assessed our income tax positions at December 31, 2015 and 2014 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

ATRM is subject to income tax examinations in the U.S. federal and certain state jurisdictions. Our 2013 and 2012 federal income tax returns were reviewed by the Internal Revenue Service during fiscal years 2015 and 2014, respectively, and resulted in no adjustments. Federal tax returns are subject to review for fiscal years 2014 through 2015 and state income tax returns are subject to review for fiscal years 2012 through 2015.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 23: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total net sales:

Year ended December 31,	2015	2014
Residential homes	76%	45%
Commercial structures	24%	55%
Total	100%	100%

All of our long-lived assets are located in the United States. All of our sales based on product shipment destination were within the United States.

Sales to customers comprising more than 10% of our total net sales and corresponding accounts receivable concentration information for such customers is summarized below:

	Percent of total sales for year ended December 31,		Percent of total accounts receivable as of December 31,
	2015	2014	2015	2014
Residential Customers
Customer A	*	*	12.0%	*
Customer B	*	*	*	10.3%

Commercial Customers
Customer C	14.7%	17.2%	*	26.7%
Customer D	*	*	26.9%	*
Customer E	*	21.7%	*	*
Customer F	*	11.3%	*	11.6%
Customer G	*	*	*	10.3%

* Percent was less than 10% of the total.

NOTE 24: SUBSEQUENT EVENTS

On February 23, 2016, ATRM entered into the Loan Agreement with Gerber Finance providing KBS with a credit facility with borrowing availability of up to $4.0 million, based on a formula tied to eligible accounts receivable, inventory, equipment and real estate of the borrowers. On that date, KBS made an initial draw of approximately $2.6 million. The borrowers’ obligations under the Loan Agreement are secured by all of their property and assets and are guaranteed by the Company. ATRM’s obligations under its unsecured promissory notes are subordinate to the borrowers’ obligations under the Loan Agreement, pursuant to the terms of subordination agreements ATRM entered into with Gerber Finance and the holders of its unsecured promissory notes as a condition to the extension of credit to the borrowers under the Loan Agreement.

On February 25, 2016, ATRM made a principal payment of $1.0 million on the April 2014 LSVI Promissory Note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRM Holdings, Inc.

Date: March 30, 2016	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Daniel M. Koch	President, Chief Executive Officer and Director	March 30, 2016
Daniel M. Koch	(Principal Executive Officer)

/s/ Paul H. Askegaard	Chief Financial Officer	March 30, 2016
Paul H. Askegaard	(Principal Financial and Accounting Officer)

/s/ Jeffrey E. Eberwein	Chairman of the Board	March 30, 2016
Jeffrey E. Eberwein

/s/ Morgan P. Hanlon	Director	March 30, 2016
Morgan P. Hanlon

/s/ Alfred John Knapp, Jr.	Director	March 30, 2016
Alfred John Knapp, Jr.

/s/ Galen Vetter	Director	March 30, 2016
Galen Vetter

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of December 28, 2006, by and between WEB Technology, Inc. and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2007).

2.2	Asset Purchase Agreement, dated as of July 31, 2013, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Cascade Microtech, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 1, 2013).

2.3	Asset Purchase Agreement, dated as of April 2, 2014, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), KBS Builders, Inc., KBS Building Systems, Inc., Maine Modular Haulers, LLC, All-Set, LLC (d/b/a KBS Homes), Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

2.4+	Agreement, dated as of April 22, 2014, among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), Boston Semi Automation LLC and Boston Semi Equipment LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 25, 2014).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 8, 2014).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2009).

3.3	Bylaw amendments effective November 20, 2012 (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

3.4	Bylaw amendment effective January 31, 2013 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2014).

4.1	Specimen Form of our Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2).

4.2	Tax Benefit Preservation Plan, dated as of February 13, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2014).

4.3	Promissory Note, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

4.4	Promissory Note, dated July 21, 2014 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2014).

4.5	Promissory Note, dated September 19, 2014 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2014).

4.6	Promissory Note, dated February 25, 2015 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2015).

4.7	Amended and Restated Promissory Note, dated June 26, 2015, made by KBS Builders, Inc. for the benefit of Modular Fun I, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 29, 2015).

10.1†	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.2†	2014 Incentive Plan (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on May 12, 2015).

10.3†	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 30, 2011).

10.4†	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 30, 2004).

10.5†	Form of Amendments to Change of Control Agreement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.6†	Executive Officer Profit Sharing Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 23, 2007).

10.7†	Form of Amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2013).

10.8	Commercial Lease, dated August 20, 2010, by and between Triple Shot, LLC and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2010).

10.9	Settlement Agreement and Mutual Release, effective as of January 31, 2013, by and among Concerned Aetrium Shareholders, the Incumbent Directors and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 6, 2013).

10.10	First Amendment to The Settlement Agreement and Mutual Release, effective as of March 13, 2013, by and among Concerned Aetrium Shareholders, the Incumbent Directors and ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 18, 2013).

10.11	Registration Rights Agreement, dated as of May 9, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2014).

10.12	Securities Purchase Agreement, dated as of April 1, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

10.13	Securities Purchase Agreement, dated as of July 21, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2014).

10.14	Securities Purchase Agreement, dated as of September 19, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2014).

10.15	Securities Purchase Agreement, dated as of February 25, 2015, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2015).

10.16	Agreement, dated as of June 26, 2015, by and among ATRM Holdings, Inc., KBS Builders, Inc., Modular Fun I, Inc., Modular Fun III, LLC, Modular Fun II, LLC, Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2015).

21.1*	Subsidiaries of the Company

23.1*	Consent of Boulay PLLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Offer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.
†	Management contract or a compensatory plan or arrangement.
+	Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.