Form 10-Q
period 2016-03-31
ATRM Holdings, Inc.
filed 2016-05-16
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, 2,266,219 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241	$624
Accounts receivable, net	1,071	2,563
Costs and estimated profit in excess of billings	746	472
Inventories	944	1,241
Fair value of contingent earn-out, current	379	329
Other current assets	180	173
Total current assets	3,561	5,402

Property, plant and equipment, net	4,410	4,452

Fair value of contingent earn-out, noncurrent	461	548
Goodwill	1,733	1,733
Intangible assets, net	1,304	1,355

Total assets	$11,469	$13,490

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Note payable – revolving line of credit	$2,733	$—
Current portion of long-term debt	1,122	1,105
Trade accounts payable	2,419	3,491
Billings in excess of costs and estimated profit	540	765
Accrued compensation	260	104
Other accrued liabilities	1,315	1,984
Total current liabilities	8,389	7,449

Long-term debt, less current portion	8,936	10,252
Deferred income taxes	15	13

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,206,219 shares issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Additional paid-in capital	69,492	69,425
Accumulated deficit	(75,365)	(73,651)
Total shareholders’ deficit	(5,871)	(4,224)

Total liabilities and shareholders’ deficit	$11,469	$13,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Net sales	$5,051	$6,801
Costs and expenses:
Cost of sales	5,434	6,882
Selling, general and administrative expenses	1,027	1,017
Total costs and expenses	6,461	7,899

Operating loss	(1,410)	(1,098)
Interest expense	(301)	(387)
Change in fair value of contingent earn-out	1	—
Loss from operations before income taxes	(1,710)	(1,485)
Income tax expense	(4)	—
Net loss	$(1,714)	$(1,485)
Loss per common share – basic and diluted	$(0.78)	$(1.25)

Weighted average common shares outstanding – basic and diluted	2,206	1,186

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,714)	$(1,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	80	80
Amortization expense, intangible assets	51	161
Amortization expense, deferred financing costs	9	—
Share-based compensation expense	67	—
Loss on sale of equipment	9	—
Deferred income taxes	2	7
Change in fair value of contingent earn-out	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	1,492	(1,330)
Costs and estimated profit in excess of billings	(274)	405
Inventories	297	72
Other current assets	(7)	66
Trade accounts payable	(1,127)	(741)
Billings in excess of costs and estimated profit	(225)	269
Accrued compensation	156	179
Other accrued liabilities	(669)	(704)
Net cash used in operating activities	(1,854)	(3,021)

Cash flows from investing activities:
Purchase of property and equipment	(48)	(2)
Proceeds from earn-out consideration	38	770
Sale of equipment	1	—
Net cash generated by (used in) investing activities	(9)	768

Cash flows from financing activities:
Proceeds from revolving line of credit	3,683	—
Principal payments on revolving line of credit	(749)	—
Payment of deferred financing costs	(155)	—
Principal payments on long-term debt	(1,299)	(15)
Proceeds from issuance of long-term debt	—	1,000
Net cash generated by financing activities	1,480	985

Net decrease in cash and cash equivalents	(383)	(1,268)

Cash and cash equivalents at beginning of period	624	1,996

Cash and cash equivalents at end of period	$241	$728

Supplemental cash flow information:
Cash paid for interest expense	$635	$480
Deferred financing costs recorded in accounts payable	$55	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. References in the notes to the condensed consolidated financial statements to “ATRM,” “the Company,” “we,” “us” or “our”, unless the context otherwise requires, refer to ATRM Holdings, Inc. and its subsidiaries and their respective predecessors. Our modular housing business, which we acquired in 2014, is operated by our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. (collectively referred to as “KBS”).

The condensed consolidated balance sheet at December 31, 2015 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

2.	FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses in recent years and, as of March 31, 2016, we had an accumulated deficit of approximately $75 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We issued various unsecured promissory notes to finance our acquisition of KBS in 2014 and to provide for our general working capital needs since the acquisition. On February 23, 2016, as described in Note 11, we entered into a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) that provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million (the “Loan Agreement”). As of March 31, 2016, we had outstanding debt totaling approximately $12.8 million. This debt included $2.7 million (net of deferred financing costs) owed under the Loan Agreement and $1.6 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS, which is payable in monthly installments of $100,000, inclusive of imputed interest of 9.5%, through July 1, 2017. Our debt also included $4.0 million principal amount of a promissory note issued to Lone Star Value Investors, LP (“LSVI”) and $4.5 million principal amount of promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019. Jeffrey E. Eberwein, our Chairman of our Board of Directors, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.

We intend to pursue new financing at the parent company level to replace all or a portion of the debt owing to LSVI and LSV Co-Invest I and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining such financing on terms favorable to us or at all. Until such time as we obtain additional financing, ATRM may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as we pursue new financing.

There can be no assurance that our existing cash reserves, together with funds generated by our operations, borrowings available under the Loan Agreement and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows for the presentation of debt issuance costs related to line-of-credit arrangements as either a direct deduction from the carrying amount of the debt liability in accordance with ASU 2015-03, or as an asset with subsequent amortization of the debt issuance costs ratably over the term of the arrangement. As required, ATRM adopted these updates effective January 1, 2016 and elected to present the deferred financing costs associated with the Loan Agreement as a deduction from the carrying amount of such debt.

4.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at March 31, 2016 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to transfer of former product line:
Current portion	$—	$—	$379
Noncurrent portion	—	—	461
Total	$—	$—	$840

The following table summarizes the Level 3 activity for our contingent earn-out receivable (in thousands):

Level 3

Balance at December 31, 2015	$877
Add - adjustment based on fair value assessment at March 31, 2016	1
Subtract - settlements	(38)
Balance at March 31, 2016	$840

Quantitative information about Level 3 fair value measurements on a recurring basis at March 31, 2016 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Contingent earn-out	Discounted cash flow	Total projected revenue	$13 million
receivable related to transfer		Revenue growth rate	0%
of former product line		Performance weighted average	60% to 125%
		Discount rate	10%

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Contract billings	$1,024	$2,586
Retainage	347	347
Subtotal	1,371	2,933
Less - allowance for doubtful accounts	(300)	(370)
Accounts receivable, net	$1,071	$2,563

Retainage balances at March 31, 2016 are expected to be collected within the next twelve months.

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Raw materials	$869	$1,120
Finished goods	75	121
Total inventories	$944	$1,241

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$1,733	$—	$1,733	$1,733	$—	$1,733
Trademarks	290	—	290	290	—	290
Total	2,023	—	2,023	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(406)	1,014	1,420	(355)	1, 065
Purchased backlog	990	(990)	—	990	(990)	—
Total	2,410	(1,396)	1,014	2,410	(1,345)	1, 065

Total intangible assets	$4,433	$(1,396)	$3,037	$4,433	$(1,345)	$3,088

Amortization expense amounted to approximately $51,000 and $200,000 for the three months ended March 31, 2016 and 2015, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2016 (nine months)	$152
2017	203
2018	203
2019	203
2020	203
Thereafter	50
Total	$1,014

8.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Costs incurred on uncompleted contracts	$1,214	$1,155
Inventory purchased for specific contracts	618	1,819
Estimated profit	201	142
Subtotal	2,033	3,116
Less billings to date	(1,827)	(3,409)
Total	$206	$(293)

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$746	$472
Billings in excess of costs and estimated profit	(540)	(765)
Total	$206	$(293)

The Company had approximately $4.2 million of work under contract remaining to be recognized at March 31, 2016.

9.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $2.4 million at March 31, 2016 included retainage amounts due to subcontractors totaling approximately $0.5 million. Accounts payable of approximately $3.5 million at December 31, 2015 included retainage amounts due to subcontractors totaling approximately $0.5 million. Retainage balances at March 31, 2016 are expected to be settled within the next twelve months.

10.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Accrued interest expense	$242	$502
Accrued severance and related costs	225	331
Accrued sales taxes	498	562
Accrued health insurance costs	228	133
Accrued sales rebates	77	402
Accrued warranty	39	39
Other	6	8
Total other current accrued liabilities	$1,315	$1,984

In connection with a restructuring of our KBS operations during the third quarter of 2015, we terminated a total of six employees. Accrued severance costs of $225,000 as of March 31, 2016 are payable in equal weekly amounts through October 2016.

Changes in accrued warranty are summarized below (in thousands):

	Three months ended March 31,
	2016	2015
Accrual balance, beginning of period	$39	$78
Accruals for warranties	29	7
Settlements made	(29)	(20)
Accrual balance, end of period	$39	$65

11.	NOTES PAYABLE

On February 23, 2016, ATRM and KBS entered into the Loan Agreement with Gerber Finance, providing KBS with a revolving line of credit with borrowing availability of up to $4.0 million. The initial term of the Loan Agreement expires on February 22, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, equipment and real estate. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The outstanding principal balance is payable upon expiration of the term of the Loan Agreement. The Loan Agreement also provides for certain fees payable to the Lender during its term. KBS’s obligations under the Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the Loan Agreement. The Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintains a maximum leverage ratio (as defined in the Loan Agreement) of 7:1 at December 31, 2016 and that KBS not incur a net annual post-tax loss in any fiscal year during the term of the Loan Agreement. The occurrence of any event of default under the Loan Agreement may result in KBS’s obligations becoming immediately due and payable.

KBS made an initial draw of approximately $2.6 million against the line of credit on February 23, 2016 and the balance owing under the Loan Agreement was approximately $2.9 million at March 31, 2016. We incurred approximately $210,000 of debt issuance costs in connection with the Loan Agreement. As discussed in Note 2, we present unamortized debt issuance costs as a deduction from the carrying amount of the line of credit balance. As of March 31, 2016, the net carrying value of the line of credit was as follows:

Line of credit balance	$2,934
Unamortized debt issuance costs	(201)
Line of credit balance, net	$2,733

In April 2014, as partial consideration for the purchase of KBS, we issued a $5.5 million promissory note to the primary seller of KBS. We were unable to repay the note on its maturity date, December 1, 2014. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS and on June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, the amendment of the note to reduce its principal amount from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. The amended principal amount is payable in monthly installments of $100,000 on the first business day of each month, which began on July 1, 2015. See Note 12.

12.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Promissory note payable to LSVI, issued on April 1, 2014, unsecured, 10% per annum interest payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	$4,000	$5,000

Promissory notes payable to LSV Co-Invest I, unsecured, 10% per annum interest payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (2)	4,500	4,500

Promissory note payable, unsecured, payable in monthly installments of $100,000 through July 2017, interest imputed at 9.5% (3)	1,497	1,757

Installment payment agreement, 8.0% per annum interest, payable in monthly installments of $1,199 through September 2020 (4)	54	56

Notes payable, secured by equipment, 6.6% per annum interest, with varying maturity dates through September 2018	7	44

Total long-term debt	10,058	11,357
Current portion	(1,122)	(1,105)
Noncurrent portion	$8,936	$10,252

(1)	In April 2014, we issued the promissory note to LSVI in the original principal amount of $6.0 million. The proceeds from the note were used to finance a portion of the purchase price for the acquisition of KBS. ATRM made principal payments on the note of $1.0 million on each of December 30, 2014 and February 25, 2016. The note is subordinate to obligations under the Loan Agreement.

(2)	In 2014, in order to provide additional working capital to ATRM, we issued two promissory notes to LSV Co-Invest I in the amounts of $2.5 million and $2.0 million, respectively. The notes are subordinate to obligations under the Loan Agreement.

(3)	Promissory note payable to the principal seller of KBS. The note does not accrue interest unless it is in default, in which case the annual interest rate would be 10%. The Company has imputed interest at an annual rate of 9.5%.

(4)	Agreement to finance the purchase of software license rights and consulting services related to the implementation of enterprise management information system.

As of March 31, 2016, LSVI owned 1,067,885 shares of our common stock, or approximately 47.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board of Directors, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI. ATRM’s sale of promissory notes to LSVI and LSVI Co-Invest I were approved by a Special Committee of our Board of Directors consisting solely of independent directors.

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

2014 Incentive Plan

Our 2014 Incentive Plan (the “2014 Plan”) was approved by our Board of Directors on October 9, 2014 and became effective on December 4, 2014 upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of our Board of Directors. The purpose of the 2014 Plan is to provide employees, consultants and members of our Board of Directors the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock. 100,000 shares of the Company’s common stock are authorized to be issued pursuant to the 2014 Plan.

On June 5, 2015, ATRM granted restricted stock awards for a total of 60,000 shares of the Company’s common stock to its directors and chief financial officer. The shares vest one year after the grant date. The fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $67,000 for the three months ended March 31, 2016 and is included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations. The remaining compensation expense of approximately $47,000 will be recognized in the quarter ended June 30, 2016.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2016	27,500	$6.88
No activity during the three months ended March 31, 2016	—	—
Outstanding, March 31, 2016	27,500	$6.88	1.2 years	$0

Exercisable, March 31, 2016	27,500	$6.88	1.2 years	$0

All stock options outstanding at March 31, 2016 are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on March 31, 2016.

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

At March 31, 2016, we have recorded a deferred tax liability of $15,000 for the taxable differences related to our indefinite lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

ATRM HOLDINGS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Forward-Looking Statements

This report may contain “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “intend”, “continue”, or “believe”, or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. These forward-looking statements are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the 2015 10-K, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Results of Operations

Net Sales. Net sales were approximately $5.1 million for the three months ended March 31, 2016 compared with approximately $6.8 million for the same period in 2015. Sales of residential homes amounted to approximately $3.5 million compared with approximately $2.4 million for the same period in 2015. The increase was primarily attributable to our increased emphasis on growing our residential business and generally more favorable weather conditions in 2016 compared with 2015. Sales of commercial structures were approximately $1.6 million for the three months ended March 31, 2016 compared with approximately $4.4 million for the same period in 2015. Sales in 2016 included approximately $1.5 million for two multi-tenant buildings that were originally scheduled to be delivered in May 2015. As previously disclosed, the delivery of the modules for this project were delayed due to issues at the customer site and a lawsuit filed by an adjoining land owner, neither of which involved KBS. Commercial sales decreased significantly in recent quarters as we worked to close out several commercial projects that we assumed at the time of the KBS acquisition in April 2014 and implemented our strategy to reduce low-margin site work we historically performed on such projects. We have completed the service work related to these “legacy” projects and believe we are now in a position to grow our commercial business with project scopes and terms that are more favorable to KBS than in the past.

Cost of Sales. Cost of sales amounted to approximately $5.4 million for the three months ended March 31, 2016 compared with approximately $6.9 million for the same period in 2015. The decrease in 2016 was attributed primarily to lower commercial project sales, partially offset by reduced costs related to legacy projects. Cost of goods sold in both 2016 and 2015 reflected inefficiencies associated with seasonally slower sales activity typically experienced in the first quarter as we retained skilled workers for the upcoming building seasons.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $1.0 million for each of the three-month periods ended March 31, 2016 and 2015. Share-based compensation expense amounted to approximately $67,000 in the three months ended March 31, 2016 compared with zero for the same period in 2015. This expense increase was offset by a decrease of approximately $101,000 in amortization expense related to intangible assets.

Interest Expense. Interest expense was approximately $0.3 million for the three months ended March 31, 2016 compared with approximately $0.4 million for the same period in 2015. The decrease was primarily attributable to a settlement agreement we negotiated in June 2014 with the primary seller of KBS, which included a reduction in the principal amount of the promissory note owed to such individual.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $4,000 for the three months ended March 31, 2016, which included deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.4 million in the three months ended March 31, 2016.

Cash flows used in operating activities. In the three months ended March 31, 2016, cash flows used in operating activities was approximately $1.9 million, consisting primarily of our net loss of approximately $1.7 million and approximately $0.4 million in working capital changes, partially offset by approximately $0.2 million of non-cash depreciation, amortization and share-based compensation expense. Working capital changes using cash included a $0.3 million increase in costs and estimated profit in excess of billings and decreases of approximately $1.1 million, $0.2 million, and $0.7 million in accounts payable, billings in excess of costs and estimated profit, and other accrued liabilities, respectively, partially offset by decreases of approximately $1.5 million and $0.3 million in accounts receivable and inventories, respectively, and a $0.2 million increase in accrued compensation. The decreases in accounts receivable, inventories and accounts payable were primarily attributable to the lower sales and production activity in the first quarter of fiscal year 2016 compared to the fourth quarter of fiscal year 2015. The increase in costs and estimated profit in excess of billings resulted primarily from an increase in work in process related to projects scheduled for delivery in the second quarter of fiscal year 2016. The decrease in billings in excess of costs and estimated profit reflected primarily the delivery of modules for two multi-tenant buildings in the first quarter of fiscal year 2016. The decrease in other accrued liabilities included the settlement of approximately $0.3 million in accrued sales rebates and decreases of approximately $0.3 million and $0.1 million in accrued interest expense and accrued severance costs, respectively. In the three months ended March 31, 2015, cash flows used in operating activities was approximately $3.0 million, consisting primarily of our net loss of approximately $1.5 million and approximately $1.8 million in working capital changes, partially offset by approximately $0.2 million non-cash depreciation and amortization expense. Working capital changes using cash included an increase of approximately $1.3 million in accounts receivable and decreases of approximately $0.7 million in accounts payable and $0.7 million in other accrued liabilities, partially offset by a decrease of approximately $0.4 million in costs and estimated profit in excess of billings and increases of approximately $0.3 million in billings in excess of costs and estimated profit and $0.2 million in accrued compensation. The increases in accounts receivable and billings in excess of costs and estimated profit and the decrease in costs and estimated profit in excess of billings primarily reflected a relatively higher average percentage of completion of KBS commercial projects in progress at March 31, 2015 compared with that at December 31, 2014. The decrease in accounts payable resulted primarily from the timing of payments. The decrease in other accrued liabilities reflected the settlement of approximately $0.3 million in accrued sales rebates and a decrease of approximately $0.2 million in accrued health insurance expenses.

Cash flows generated by (used in) investing activities. Cash flows from investing activities were insignificant in the three-month period ended March 31, 2016. In the three months ended March 31, 2015, cash flows generated by investing activities was approximately $0.8 million, consisting primarily of a $0.8 million royalty payment received related to the transfer of a former product line to a third party in fiscal year 2014.

Cash flows generated by financing activities. In the three months ended March 31, 2016, cash flows generated by financing activities was approximately $1.5 million, which included approximately $2.9 million of net advances under the Loan Agreement, partially offset by the payments of approximately $0.2 million of costs related to our entry into the Loan Agreement and approximately $1.3 million to reduce principal balances of our long-term debt. In the three months ended March 31, 2015, cash flows generated by financing activities was approximately $1.0 million, which consisted primarily of $1.0 million received from the sale of a $1.0 million promissory note to LSVI.

We have incurred significant operating losses in recent years. Beginning in 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of two semiconductor equipment product lines in July 2013 and April 2014, respectively. Also in April 2014, we acquired KBS because we believe there is significant growth opportunity in the modular housing industry and it provides ATRM with the potential to return to profitability. However, there can be no assurance that KBS will generate sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

As discussed in Note 11 to our condensed consolidated financial statements, on February 23, 2016, we entered into a Loan Agreement with Gerber Finance providing KBS with a credit facility with borrowing availability of up to $4.0 million.

As of March 31, 2016, we had outstanding debt totaling approximately $12.8 million. Our debt included $2.7 million (net of deferred financing costs) owing under the Loan Agreement and $1.5 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS, which amount is payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. Our debt also included the $4.0 million principal amount of a promissory note issued to LSVI and $4.5 million principal amount of promissory notes issued to LSV Co-Invest I. Interest on the LSVI and LSVI Co-Invest I notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

KBS, which we acquired in April 2014, represents our primary business activity. Prior to the acquisition, the KBS operations were a privately-owned business with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Specifically, material weaknesses existed in KBS’s financial reporting processes with respect to (1) control over accounts payable cut-offs, (2) inventory accounting, (3) contract accounting and (4) inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

Remediation of Material Weakness

We are working to remediate these material weaknesses. Since the April 2014 acquisition of KBS, we hired an accounting professional in July 2014 with relevant experience to assist in the effort to implement improvements at KBS and implemented additional organizational changes in 2015 to strengthen the accounting and other administrative functions at KBS. We have implemented improvements in processes, procedures and controls, including in the areas of payroll processing, contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In January 2016, we installed a new management information system at KBS that we believe, when fully implemented, will significantly improve our reporting and controls. Although significant progress has been made in improving the controls at KBS, additional time is required to fully develop adequate processes, procedures and controls and to determine that such processes and controls are effective. We will continue to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

PART II. OTHER INFORMATION

Item1. Legal Proceedings

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case is expected by July 2016, and may impact the feasibility of UTHE’s RICO claim.

Avila Plumbing & Heating Contractor, Inc. v. Modular Fun I, Inc. f/k/a KBS Building Systems, Inc. & KBS Builders, Inc. (Maine Superior Court, Oxford County, CV-15-39)

Avila Plumbing and Heating Contractor, Inc. (“Contractor”) had alleged that Modular Fun I, Inc., f/k/a KBS Building Systems Inc. & KBS Builders, Inc. (the “KBS Parties”) had failed to pay Contractor $476,477.46 that Contractor had claimed it was entitled to pursuant to contracts between it and the KBS Parties. Contractor had claimed it entered into agreements with the KBS Parties in relation to two separate projects to supply materials and furnish services relating to the design and installation of plumbing and HVAC systems. Contractor had claimed it did the work and furnished the materials contracted for and that the KBS Parties had not paid it pursuant to the contract. KBS had countersued for breach of contract and negligence, claiming that Contractor had failed to properly complete the plumbing and HVAC services it was retained to perform on one of the projects. The general contractor on that project had refused to pay KBS $518,842 that KBS was owed citing significant deficiencies in work performed and materials installed by Contractor as its reason for withholding payment from KBS. KBS had filed a lien in the amount of $518,842 on the property where such project is located and had brought a separate suit against the general contractor and others in Middlesex Superior Court in Massachusetts to enforce its lien and collect the amount owed to KBS on the project. The case was dismissed on April 12, 2016.

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.

KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for the Nelton Court project were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an un-specified amount of damages. The action is still in the pleadings stage.

Item1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Loan and Security Agreement, dated February 23, 2016, between Gerber Finance Inc., KBS Builders, Inc., Maine Modular Haulers, Inc., and ATRM Holdings, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Paul H. Askegaard
Paul H. Askegaard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Loan and Security Agreement, dated February 23, 2016, between Gerber Finance Inc., KBS Builders, Inc., Maine Modular Haulers, Inc., and ATRM Holdings, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

