Form 10-Q
period 2016-06-30
ATRM Holdings, Inc.
filed 2016-08-15
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-36318

ATRM HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1439182 (I.R.S. Employer Identification No.)

3050 Echo Lake Ave., Suite 300, Mahtomedi, Minnesota (Address of Principal Executive Offices)	55115 (Zip Code)

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

As of August 15, 2016, 2,266,219 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315	$624
Accounts receivable, net	2,319	2,563
Costs and estimated profit in excess of billings	1,173	472
Inventories	1,163	1,241
Fair value of contingent earn-out, current	363	329
Other current assets	163	173
Total current assets	5,496	5,402

Property, plant and equipment, net	4,210	4,452

Fair value of contingent earn-out, noncurrent	380	548
Goodwill	1,733	1,733
Intangible assets, net	1,254	1,355

Total assets	$13,073	$13,490

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Note payable – revolving line of credit	$3,337	$—
Current portion of long-term debt	1,145	1,105
Trade accounts payable	4,185	3,491
Billings in excess of costs and estimated profit	696	765
Accrued compensation	285	104
Other accrued liabilities	1,679	1,984
Total current liabilities	11,327	7,449

Long-term debt, less current portion	8,640	10,252
Deferred income taxes	17	13

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,266,219 and 2,206,219 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	69,540	69,425
Accumulated deficit	(76,453)	(73,651)
Total shareholders’ deficit	(6,911)	(4,224)

Total liabilities and shareholders’ deficit	$13,073	$13,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net sales	$5,901	$6,800	$10,952	$13,601
Costs and expenses:
Cost of sales	5,406	6,620	10,840	13,502
Selling, general and administrative expenses	1,160	1,113	2,187	2,130
Total costs and expenses	6,566	7,733	13,027	15,632

Operating loss	(665)	(933)	(2,075)	(2,031)
Other income (expense):
Interest expense	(423)	(402)	(724)	(789)
Change in fair value of contingent earn-out	1	—	2	—
Settlement gain	—	3,687	—	3,687
Income (loss) from operations before income taxes	(1,087)	2,352	(2,797)	867
Income tax (expense)	(1)	(2)	(5)	(2)
Net income (loss)	$(1,088)	$2,350	$(2,802)	$865

Income (loss) per share:
Basic	$(0.49)	$1.98	$(1.27)	$0.73
Diluted	$(0.49)	$1.95	$(1.27)	$0.72

Weighted average common shares outstanding:
Basic	2,223	1,186	2,214	1,186
Diluted	2,223	1,205	2,214	1,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,802)	$865
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	156	159
Amortization expense, intangible assets	101	221
Amortization expense, deferred financing costs	36	—
Share-based compensation expense	115	20
Provision for bad debts	—	13
Settlement gain	—	(3,687)
Facility expense accrual credit	—	(54)
Loss on sale of equipment	25	—
Deferred income taxes	4	9
Change in fair value of contingent earn-out	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	244	(1,203)
Costs and estimated profit in excess of billings	(701)	693
Inventories	78	212
Other current assets	10	43
Trade accounts payable	639	(497)
Billings in excess of costs and estimated profit	(69)	386
Accrued compensation	181	222
Other accrued liabilities	(305)	(131)
Net cash used in operating activities	(2,290)	(2,729)

Cash flows from investing activities:
Purchase of property and equipment	(48)	(19)
Proceeds from earn-out consideration	136	912
Sale of equipment	109	—
Net cash generated by investing activities	197	893

Cash flows from financing activities:
Proceeds from revolving line of credit	9,675	—
Principal payments on revolving line of credit	(6,144)	—
Payment of deferred financing costs	(175)	—
Principal payments on long-term debt	(1,572)	(26)
Proceeds from issuance of long-term debt	—	1,000
Net cash generated by financing activities	1,784	974

Net decrease in cash and cash equivalents	(309)	(862)

Cash and cash equivalents at beginning of period	624	1,996

Cash and cash equivalents at end of period	$315	$1,134

Supplemental cash flow information:
Cash paid for interest expense	$692	$483
Settlement Agreement:
- reduction of note payable to seller	$—	$3,226
- forgiveness of accrued interest	$—	$461
Deferred financing costs recorded in accounts payable	$55	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. References in the notes to the condensed consolidated financial statements to “ATRM,” “the Company,” “we,” “us” or “our,” unless the context otherwise requires, refer to ATRM Holdings, Inc. and its subsidiaries and their respective predecessors. Our modular housing business, which we acquired in 2014, is operated by our wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. (collectively referred to as “KBS”).

The condensed consolidated balance sheet at December 31, 2015 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

We have incurred significant operating losses in recent years and, as of June 30, 2016, we had an accumulated deficit of approximately $76 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We issued various unsecured promissory notes to finance our acquisition of KBS in 2014 and to provide for our general working capital needs since the acquisition (see Notes 11 and 12). On February 23, 2016, as described in Note 11, we entered into a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) that provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million (the “Loan Agreement”). As of June 30, 2016, we had outstanding debt totaling approximately $13.0 million. This debt included $3.3 million (net of deferred financing costs) owed under a line of credit with Gerber Finance under the Loan Agreement and $1.2 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS. Our debt also included $4.0 million principal amount of a promissory note issued to Lone Star Value Investors, LP (“LSVI”) and $4.5 million principal amount of promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019.

The Company received a waiver from LSVI and LSV Co-Invest I with respect to the Company’s interest payments under the LSVI and the LSV Co-Invest I promissory notes due on July 5, 2016, totaling approximately $445,000, permitting the Company to make these payments at any time on or before August 31, 2016. On August 12, 2016, the Company and LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in-kind (“PIK Interest”) at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period. As of August 12, 2016, the Company has elected the PIK Interest option for the six-month period ended June 30, 2016 now due on August 31, 2016. As a result, interest expense for the six months ended June 30, 2016, totaling $534,000 (calculated at the PIK Interest rate of 12%), includes the incremental interest expense of approximately $89,000.

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

4.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at June 30, 2016 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to transfer of former product line:
Current portion	$—	$—	$363
Noncurrent portion	—	—	380
Total	$—	$—	$743

The following table summarizes the Level 3 activity for our contingent earn-out receivable (in thousands):

Level 3

Balance at December 31, 2015	$877
Add - adjustments based on fair value assessments at March 31, 2016 and June 30, 2016	2
Subtract – settlements	(136)
Balance at June 30, 2016	$743

Quantitative information about Level 3 fair value measurements on a recurring basis at June 30, 2016 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable related to transfer of former product line	Discounted cash flow	Total projected revenue	$12 million
		Revenue growth rate	0%
		Performance weighted average	60% to 125%
		Discount rate	10%

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)

Contract billings	$2,272	$2,586
Retainage	347	347
Subtotal	2,619	2,933
Less - allowance for doubtful accounts	(300)	(370)
Accounts receivable, net	$2,319	$2,563

Retainage balances at June 30, 2016 are expected to be collected within the next twelve months.

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)

Raw materials	$1,088	$1,120
Finished goods	75	121
Total inventories	$1,163	$1,241

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Indefinite-lived intangible assets:
Goodwill	$1,733	$—	$1,733	$1,733	$—	$1,733
Trademarks	290	—	290	290	—	290
Total	2,023	—	2,023	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(456)	964	1,420	(355)	1,065
Purchased backlog	990	(990)	—	990	(990)	—
Total	2,410	(1,446)	964	2,410	(1,345)	1,065

Total intangible assets	$4,433	$(1,446)	$2,987	$4,433	$(1,345)	$3,088

Amortization expense amounted to approximately $51,000 and $101,000 for the three and six months ended June 30, 2016, respectively, and approximately $61,000 and $221,000 for the three and six months ended June 30, 2015, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2016 (six months)	$102
2017	203
2018	203
2019	203
2020	203
Thereafter	50
Total	$964

8.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)

Costs incurred on uncompleted contracts	$1,964	$1,155
Inventory purchased for specific contracts	1,076	1,819
Estimated profit	364	142
Subtotal	3,404	3,116
Less billings to date	(2,927)	(3,409)
Total	$477	$(293)

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$1,173	$472
Billings in excess of costs and estimated profit	(696)	(765)
Total	$477	$(293)

The Company had approximately $8.1 million of work under contract remaining to be recognized at June 30, 2016.

9.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $4.2 million at June 30, 2016 included retainage amounts due to subcontractors totaling approximately $0.5 million. Accounts payable of approximately $3.5 million at December 31, 2015 included retainage amounts due to subcontractors totaling approximately $0.5 million. Retainage balances at June 30, 2016 are expected to be settled within the next twelve months.

10.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)

Accrued interest expense	$544	$502
Accrued severance and related costs	120	331
Accrued sales taxes	549	562
Accrued health insurance costs	208	133
Accrued sales rebates	205	402
Accrued warranty	47	39
Other	6	15
Total other current accrued liabilities	$1,679	$1,984

In connection with a restructuring of our KBS operations during the third quarter of 2015, we terminated a total of six employees. Accrued severance costs of $120,000 as of June 30, 2016 are payable in equal weekly amounts through October 2016.

Changes in accrued warranty are summarized below (in thousands):

	Six months ended June 30,
	2016	2015

Accrual balance, beginning of period	$39	$78
Accruals for warranties	37	13
Settlements made	(29)	(33)
Accrual balance, end of period	$47	$58

11.	NOTES PAYABLE

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

KBS made an initial draw of approximately $2.6 million against the line of credit on February 23, 2016 and the balance owing under the Loan Agreement was approximately $3.3 million at June 30, 2016. We incurred approximately $230,000 of debt issuance costs in connection with the Loan Agreement. As discussed in Note 2, we present unamortized debt issuance costs as a deduction from the carrying amount of the line of credit balance. As of June 30, 2016, the net carrying value of the line of credit was as follows:

Line of credit balance	$3,531
Unamortized debt issuance costs	(194)
Line of credit balance, net	$3,337

In April 2014, as partial consideration for the purchase of KBS, we issued a $5.5 million promissory note to the primary seller of KBS. We were unable to repay the note on its maturity date, December 1, 2014. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS and on June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, the amendment of the note to reduce its principal amount from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. The Company recorded a gain of $3.7 million in the three- and six-month periods ended June 30, 2015 related to the settlement. The amended principal amount is payable in monthly installments of $100,000 on the first business day of each month, which began on July 1, 2015. See Note 12.

12.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)

Promissory note payable to LSVI, issued on April 1, 2014, unsecured, 10% per annum interest payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	$4,000	$5,000

Promissory notes payable to LSV Co-Invest I, unsecured, 10% per annum interest payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (2)	4,500	4,500

Promissory note payable, unsecured, payable in monthly installments of $100,000 through July 2017, interest imputed at 9.5% (3)	1,231	1,757

Installment payment agreement, 8.0% per annum interest, payable in monthly installments of $1,199 through September 2020 (4)	51	56

Notes payable, secured by equipment, 6.6% per annum interest, with varying maturity dates through September 2018	3	44

Total long-term debt	9,785	11,357
Current portion	(1,145)	(1,105)
Noncurrent portion	$8,640	$10,252

(1)	In April 2014, we issued the promissory note to LSVI in the original principal amount of $6.0 million. The proceeds from the note were used to finance a portion of the purchase price for the acquisition of KBS. ATRM made principal payments on the note of $1.0 million on each of December 30, 2014 and February 25, 2016. The note is subordinate to obligations under the Loan Agreement.

(2)	In 2014, in order to provide additional working capital to ATRM, we issued two promissory notes to LSV Co-Invest I in the amounts of $2.5 million and $2.0 million, respectively. The notes are subordinate to obligations under the Loan Agreement.

(3)	Promissory note payable to the principal seller of KBS. The note does not accrue interest unless it is in default, in which case the annual interest rate would be 10%. The Company has imputed interest at an annual rate of 9.5%.

(4)	Agreement to finance the purchase of software license rights and consulting services related to the implementation of enterprise management information system.

As of June 30, 2016, LSVI owned 1,067,885 shares of our common stock, or approximately 47.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board of Directors, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI. ATRM’s sale of promissory notes to LSVI and LSV Co-Invest I were approved by a Special Committee of our Board of Directors consisting solely of independent directors.

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

On June 5, 2015, ATRM granted restricted stock awards for a total of 60,000 shares of the Company’s common stock to its directors and chief financial officer. The shares vested one year after the grant date. The fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $48,000 and $115,000 for the three and six months ended June 30, 2016, respectively, and is included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations. Compensation expense related to these grants amounted to approximately $20,000 for the three and six months ended June 30, 2015 and is included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations. As of June 30, 2016, these shares are fully vested and all compensation expense related to these grants has been fully recognized.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2016	27,500	$6.88
No activity during the six months ended June 30, 2016	—	—
Outstanding, June 30, 2016	27,500	$6.88	1.0 year	$0

Exercisable, June 30, 2016	27,500	$6.88	1.0 year	$0

All stock options outstanding at June 30, 2016 are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on June 30, 2016.

14.	INCOME TAXES

We record the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets”. We record a valuation allowance to reduce the carrying value of our net deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We recorded a full valuation allowance in 2009 because we determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position at that time. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

At June 30, 2016, we have recorded a deferred tax liability of $16,500 for the taxable differences related to our indefinite lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

15.	LEGAL PROCEEDINGS

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. A hearing is scheduled on the motion for August 18, 2016. If the case is not dismissed on summary judgment, trial is expected to be scheduled in the fourth quarter of 2016. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action. While it is not possible to predict the outcome of these legal proceedings, the cost associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

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

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for the Nelton Court project were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an un-specified amount of damages. The action is still in the pleadings stage. The action has been transferred to the complex litigation docket of the Hartford Superior Court and remains in the pleadings stage with discovery stayed by the Court until the time of an August 15, 2016 status conference.

16.	SUBSEQUENT EVENT

On August 12, 2016, the Company, along with LSVI and LSV Co-Invest I, amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in-kind at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period. The Company has elected the PIK Interest option for the six-month period ended June 30, 2016 now due on August 31, 2016.

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

Results of Operations

Net Loss. Net loss for the six months ended June 30, 2016 was approximately $2.8 million as compared to net income of approximately $0.9 million for the same period in 2015. For the three months ended June 30, 2016, net loss was approximately $1.1 million as compared to net income of approximately $2.4 million for the same period in 2015. The change from the prior year periods was primarily due to a one-time settlement gain of approximately $3.7 million recognized in the 2015 periods, without a similar gain in the 2016 periods.

Net Sales. Net sales were approximately $11.0 million for the six months ended June 30, 2016 compared with approximately $13.6 million for the same period in 2015. The decrease was primarily attributable to a decrease in sales of commercial structures and to a lesser extent a decrease in sales of residential homes. Sales of residential homes amounted to approximately $8.4 million for the six months ended June 30, 2016 compared with approximately $8.7 million for the same period in 2015. The decrease was primarily attributable to generally lower sales volume in the first half of 2016 and delays in re-opening our Waterford factory. Sales of commercial structures were approximately $2.3 million for the six months ended June 30, 2016 compared with approximately $4.9 million for the same period in 2015. Sales in 2016 included approximately $1.5 million for two multi-tenant buildings that were originally scheduled to be delivered in May 2015. As previously disclosed, the delivery of the modules for this project were delayed due to issues at the customer site and a lawsuit filed by an adjoining land owner, neither of which involved KBS. Otherwise, commercial sales decreased significantly in recent quarters as we worked to close out several commercial projects that we assumed at the time of the KBS acquisition in April 2014 and implemented our strategy to reduce low-margin site work we historically performed on such projects. We have completed the service work related to these “legacy” projects and believe we are now in a position to grow our commercial business with project scopes and terms that are more favorable to KBS than in the past. Sales for the three months ended June 30, 2016 decreased to $5.9 million compared with $6.8 million for the same period in 2015 due to a decrease in residential sales due to a slower than anticipated start to the building season as discussed above.

Cost of Sales. Cost of sales amounted to approximately $10.8 million for the six months ended June 30, 2016 compared with approximately $13.5 million for the same period in 2015. The decrease in 2016 was attributed primarily to lower commercial project sales, partially offset by reduced costs related to legacy projects. Cost of goods sold in both 2016 and 2015 reflected inefficiencies associated with seasonally slower sales activity typically experienced in the first quarter as we retained skilled workers for the upcoming building season. Additionally, for the second quarter of 2016, we incurred additional costs related to bringing our second factory back up to full production level in anticipation of the peak building season. Cost of sales amounted to approximately $5.4 million for the three months ended June 30, 2016 compared with approximately $6.6 million for the same period in 2015. The decrease was primarily attributable to lower residential sales during the three months ended June 30, 2016 as compared with the same period of the prior year.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $2.2 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. Share-based compensation expense amounted to approximately $115,000 in the six months ended June 30, 2016 compared with approximately $20,000 for the same period in 2015. This expense increase was offset by a decrease of approximately $120,000 in amortization expense related to intangible assets. SG&A expense was approximately $1.2 million the three months ended June 30, 2016 as compared with $1.1 million for the same period in 2015. The increase of $0.1 million is primarily attributable to higher share-based compensation expense related to the restricted stock granted in June 2015.

Interest Expense. Interest expense was approximately $0.7 million for the six months ended June 30, 2016 compared with approximately $0.8 million for the same period in 2015. The decrease was primarily attributable to a settlement agreement we negotiated in June 2015 with the primary seller of KBS, which included a reduction in the principal amount of the promissory note owed to such individual partially offset by the increased rate on the LSVI and LSV Co-Invest I notes as a result of the PIK Interest election for the six-month period ended June 30, 2016. Interest expense remained unchanged at approximately $0.4 million for the three months ended June 30, 2016 and 2015. Although the effective interest rate for the three months ended June 30, 2016 was 12% versus the cash interest rate of 10% for the three months ended June 30, 2015 due to the PIK Interest election for the six-month period ended June 30, 2016, the overall principal balance was lower by $1 million for the three months ended June 30, 2016 as compared to the same period in 2015 due to a principal payment made during the first quarter of 2016.

Settlement Gain. As noted above, in the three and six months ended June 30, 2015, we recorded a settlement gain of approximately $3.7 million as a result of the settlement agreement with the primary seller of KBS whereby, among other things, the principal amount on the seller’s note was reduced from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. There was no similar gain for the same periods of 2016.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $5,000 for the six months ended June 30, 2016, which included deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.3 million in the six months ended June 30, 2016.

Cash flows used in operating activities. In the six months ended June 30, 2016, cash flows used in operating activities was approximately $2.3 million, consisting primarily of our net loss of approximately $2.8 million partially offset by approximately $0.4 million of non-cash depreciation, amortization and share-based compensation expense. Working capital changes for the six-month period ended June 30, 2016 netted to approximately zero and included a $0.7 million increase in costs and estimated profit in excess of billings and decreases of approximately $0.1 million and $0.3 million in billings in excess of costs and estimated profit, and other accrued liabilities, respectively, partially offset by decreases of approximately $0.2 million and $0.1 million in accounts receivable and inventories, respectively, and increases of approximately $0.6 million and $0.2 million in accounts payable and accrued compensation, respectively. The decreases in accounts receivable and inventories were primarily attributable to the lower sales and production activity in the first half of fiscal year 2016 compared to the end of fiscal year 2015. The increase in accounts payable is primarily related to ramping up activities in advance of the building season. The increase in costs and estimated profit in excess of billings resulted primarily from an increase in work in process related to projects scheduled for delivery in the third quarter of fiscal year 2016. The decrease in billings in excess of costs and estimated profit reflected primarily the delivery of modules for two multi-tenant buildings in the first quarter of fiscal year 2016. The decrease in other accrued liabilities is primarily related to decreases in accrued builder sales rebates and accrued severance.

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

Cash flows generated by investing activities. Cash flows from investing activities were $0.2 million for the six-month period ended June 30, 2016 as compared with $0.9 million for the six-month period ended June 30, 2015. The decrease was primarily the result of lower royalty payments received related to the transfer of a former product line to a third party in fiscal year 2014. Royalty payments for the six months ended June 30, 2016 were approximately $0.1 million versus $0.9 million for the same period in 2015. In addition to lower sales volume in 2016, the royalty rate was reduced from approximately 14% (on average) to approximately 9.5% (on average) in 2016 per agreement.

Cash flows generated by financing activities. In the six months ended June 30, 2016, cash flows generated by financing activities was approximately $1.8 million, which included approximately $3.5 million of net advances under the Loan Agreement, partially offset by the payments of approximately $0.2 million of costs related to our entry into the Loan Agreement and approximately $1.6 million to reduce principal balances of our long-term debt. In the six months ended June 30, 2015, cash flows generated by financing activities was approximately $1.0 million, which consisted primarily of $1.0 million received from the sale of a $1.0 million promissory note to LSVI.

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

As of June 30, 2016, we had outstanding debt totaling approximately $13.0 million. Our debt included $3.3 million (net of deferred financing costs) owing under the Loan Agreement and $1.2 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS, which amount is payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. Our debt also included the $4.0 million principal amount of a promissory note issued to LSVI and $4.5 million principal amount of promissory notes issued to LSV Co-Invest I. Interest on the LSVI and LSV Co-Invest I notes is payable semi-annually and any unpaid principal and interest is due on April 1, 2019.

We received a waiver from LSVI and LSV Co-Invest I with respect to our interest payments under the LSVI and LSV Co-Invest I promissory notes due on July 5, 2016, totaling approximately $445,000, permitting us to make these payments at any time on or before August 31, 2016. On August 12, 2016, the Company and LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in PIK Interest at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period. As of August 12, 2016, the Company has elected the PIK Interest option for the six-month period ended June 30, 2016 now due on August 31, 2016. As a result, interest expense for the six months ended June 30, 2016, totaling $534,000 (calculated at the PIK Interest rate of 12%), includes the incremental interest of approximately $89,000.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Remediation of Material Weakness

We are working to remediate these material weaknesses. Since the April 2014 acquisition of KBS, we hired an accounting professional in July 2014 with relevant experience to assist in the effort to implement improvements at KBS and implemented additional organizational changes in 2015 to strengthen the accounting and other administrative functions at KBS. We have implemented improvements in processes, procedures and controls, including in the areas of payroll processing, contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In January 2016, we installed a new management information system at KBS that we believe, when fully implemented, will significantly improve our reporting and controls. During the second quarter of 2016, we continued to implement new procedures with respect to inventory accounting and controls, as well as continued work on the integration of the new management information system. Although significant progress has been made in improving the controls at KBS, additional time is required to fully develop adequate processes, procedures and controls and to determine that such processes and controls are effective. We will continue to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

PART II. OTHER INFORMATION

Item1. Legal Proceedings

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. A hearing is scheduled on the motion for August 18, 2016. If the case is not dismissed on summary judgment, trial is expected to be scheduled in the fourth quarter of 2016. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action. While it is not possible to predict the outcome of these legal proceedings, the cost associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.

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

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for the Nelton Court project were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an un-specified amount of damages. The action is still in the pleadings stage. The action has been transferred to the complex litigation docket of the Hartford Superior Court and remains in the pleadings stage with discovery stayed by the Court until the time of an August 15, 2016 status conference.

Item1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Amendment to Promissory Notes of ATRM Holdings, Inc.

On August 12, 2016, the Company, along with LSVI and LSV Co-Invest I, amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in-kind at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period.

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

ATRM HOLDINGS, INC.
(Registrant)

Date: August 15, 2016	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Stephen A. Clark
Stephen A. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase