Form 10-Q
period 2016-09-30
ATRM Holdings, Inc.
filed 2016-11-15
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 001-36318

ATRM HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1439182
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3050 Echo Lake Ave., Suite 300, Mahtomedi, Minnesota	55115
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 11, 2016, 2,396,219 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85	$624
Accounts receivable, net	1,510	2,563
Costs and estimated profit in excess of billings	1,524	472
Inventories	1,014	1,241
Fair value of contingent earn-out, current	384	329
Other current assets	322	173
Total current assets	4,839	5,402

Property, plant and equipment, net	4,142	4,452

Fair value of contingent earn-out, noncurrent	305	548
Goodwill	—	1,733
Intangible assets, net	1,203	1,355

Total assets	$10,489	$13,490

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Note payable – revolving line of credit	$2,821	$—
Current portion of long-term debt	969	1,105
Trade accounts payable	4,766	3,491
Billings in excess of costs and estimated profit	474	765
Accrued compensation	375	104
Other accrued liabilities	1,398	1,984
Total current liabilities	10,803	7,449

Long-term debt, less current portion	9,071	10,252
Deferred income taxes	18	13

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,266,219 and 2,206,219 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	69,540	69,425
Accumulated deficit	(78,945)	(73,651)
Total shareholders’ deficit	(9,403)	(4,224)

Total liabilities and shareholders’ deficit	$10,489	$13,490

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net sales	$6,923	$6,426	$17,875	$20,027
Costs and expenses:
Cost of sales	6,326	6,912	17,166	20,414
Selling, general and administrative expenses	984	1,534	3,171	3,664
Goodwill impairment charge	1,733	—	1,733	—
Total costs and expenses	9,043	8,446	22,070	24,078

Operating loss	(2,120)	(2,020)	(4,195)	(4,051)
Other expense:
Interest expense	(392)	(318)	(1,116)	(1,107)
Change in fair value of contingent earn-out	22	(62)	24	(62)
Settlement gain	—	—	—	3,687
Loss from operations before income taxes	(2,490)	(2,400)	(5,287)	(1,533)
Income tax expense	(2)	(2)	(7)	(4)
Net loss	$(2,492)	$(2,402)	$(5,294)	$(1,537)

Loss per share, basic and diluted	$(1.10)	$(1.80)	$(2.37)	$(1.24)

Weighted average common shares outstanding, basic and diluted	2,266	1,331	2,232	1,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,294)	$(1,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	227	237
Amortization expense, intangible assets	152	282
Amortization expense, deferred financing costs	65	—
Share-based compensation expense	115	86
Provision (credit) for bad debts	(40)	48
Settlement gain	—	(3,687)
Facility expense accrual credit	—	(54)
Loss (gain) on sale of equipment	25	(4)
Deferred income taxes	5	11
Change in fair value of contingent earn-out	(24)	62
Goodwill impairment charge	1,733	—
Paid-in-kind (PIK) interest	534	—
Changes in operating assets and liabilities:
Accounts receivable	1,093	(971)
Costs and estimated profit in excess of billings	(1,053)	804
Inventories	227	155
Other current assets	(148)	(69)
Trade accounts payable	1,220	(432)
Billings in excess of costs and estimated profit	(291)	421
Accrued compensation	271	185
Other accrued liabilities	(587)	445
Net cash used in operating activities	(1,770)	(4,018)

Cash flows from investing activities:
Proceeds from earn-out consideration	212	1,088
Purchase of property and equipment	(51)	(47)
Sale of equipment	109	9
Net cash generated by investing activities	270	1,050

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	—	2,954
Proceeds from issuance of long-term debt	—	1,059
Proceeds from revolving line of credit	17,112	—
Principal payments on revolving line of credit	(14,126)	—
Payment of deferred financing costs	(175)	—
Principal payments on long-term debt	(1,850)	(1,298)
Net cash generated by financing activities	961	2,715

Net decrease in cash and cash equivalents	(539)	(253)

Cash and cash equivalents at beginning of period	624	1,996

Cash and cash equivalents at end of period	$85	$1,743

Supplemental cash flow information:
Cash paid for interest expense	$783	$1,036
Settlement agreement:
– reduction of note payable to seller	$—	$3,226
– forgiveness of accrued interest	$—	$461
Deferred financing costs recorded in accounts payable	$55	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The condensed consolidated balance sheet at December 31, 2015, has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

The Company is in the process of dissolving its subsidiary, Maine Modular Haulers, Inc. (“MMH”). MMH was used to provide transportation, logistics and other related services for the transportation of KBS’s completed modular buildings. In 2016, the Company decided to outsource these services and has disposed of MMH’s trucks and the frames (trailers) were sold to KBS. KBS is coordinating the transportation and logistics and has outsourced the hauling of its completed modular buildings. The Company expects MMH to be fully dissolved by December 31, 2016.

2.	FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and, as of September 30, 2016, we had an accumulated deficit of approximately $79 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We issued various unsecured promissory notes to finance our acquisition of KBS in 2014 and to provide for our general working capital needs since the acquisition (see Notes 11 and 12). On February 23, 2016, as described in Note 11, we entered into a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) that provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million (the “KBS Loan Agreement”). As of September 30, 2016, we had outstanding debt totaling approximately $12.9 million. This debt included $2.8 million (net of deferred financing costs) owed under a line of credit with Gerber Finance under the KBS Loan Agreement and approximately $1.0 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS. Our debt also includes $4.3 million principal amount outstanding under a promissory note issued to Lone Star Value Investors, LP (“LSVI”) and $4.8 million principal amount outstanding under promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019.

On August 12, 2016, the Company, LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in paid in kind interest (“PIK Interest”) at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period. The Company elected the PIK Interest option for the six-month period ended June 30, 2016. Accordingly, interest for the six months ended June 30, 2016, totaling $534,000 (calculated at the PIK Interest rate of 12%), was added to the balance of the LSVI and LSV Co-Invest I promissory notes.

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

There can be no assurance that our existing cash reserves, together with funds generated by our operations, borrowings available under the KBS Loan Agreement and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond one year from September 30, 2016.

3.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows for the presentation of debt issuance costs related to line-of-credit arrangements as either a direct deduction from the carrying amount of the debt liability in accordance with ASU 2015-03, or as an asset with subsequent amortization of the debt issuance costs ratably over the term of the arrangement. As required, ATRM adopted these updates effective January 1, 2016 and elected to present the deferred financing costs associated with the KBS Loan Agreement as a deduction from the carrying amount of such debt.

4.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$384
Noncurrent portion		—	305
Total	$—	$—	$689

Assets reported at fair value on a nonrecurring basis included the following at September 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total Losses

Goodwill (1)	$—	$—	$—	($1,733)

(1)	Goodwill with a carrying value of $1.7 million was written down to zero at September 30, 2016. As a result, we recorded an impairment charge of $1.7 million in the three and nine months ended September 30, 2016 as described in Note 7.

The following table summarizes the Level 3 activity for our earn-out receivable related to the transfer of our test handler product line (in thousands):

Earn-out

Balance at December 31, 2015	$877
Add - adjustment based on fair value assessments	24
Subtract – settlements	(212)
Balance at September 30, 2015	$689

The following table summarizes the Level 3 activity for our goodwill measured on a non-recurring basis (in thousands):

Earn-out

Balance at December 31, 2015	$1,733
Subtract – goodwill impairment recorded at September 30, 2016 (included in earnings)	(1,733)
Balance at September 30, 2015	$—

Quantitative information about Level 3 fair value measurements on a recurring basis at September 30, 2016 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total projected revenue	$11 million
		Revenue growth rate	0%
		Performance weighted average	60% to 125%
		Discount rate	10%

Quantitative information about Level 3 fair value measurements on a nonrecurring basis at September 30, 2016 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Projected annual revenue	$32 million
		Annual revenue growth rate	0%
		Discount rate	20%

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)

Contract billings	$1,770	$2,586
Retainage	—	347
Subtotal	1,770	2,933
Less - allowance for doubtful accounts	(260)	(370)
Accounts receivable, net	$1,510	$2,563

6.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)

Raw materials	$939	$1,120
Finished goods	75	121
Total inventories	$1,014	$1,241

7.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	September 30, 2016 (unaudited)			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$—	$—	$—	$1,733	$—	$1,733
Trademarks	290	—	290	290	—	290
Total	290	—	290	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	1,420	(507)	913	1,420	(355)	1,065
Total	1,420	(507)	913	1,420	(355)	1,065

Total intangible assets	$1,710	$(507)	$1,203	$3,443	$(355)	$3,088

Due to continued losses at KBS, we evaluated the KBS goodwill for impairment at September 30, 2016, and determined it was impaired. Accordingly, we recorded an impairment charge of $1.7 million in the quarter ended September 30, 2016.

Amortization expense amounted to approximately $51,000 and $152,000 for the three and nine months ended September 30, 2016, respectively, and approximately $61,000 and $282,000 for the three and nine months ended September 30, 2015, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2016 (three months)	$51
2017	203
2018	203
2019	203
2020	203
Thereafter	50
Total	$913

8.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)

Costs incurred on uncompleted contracts	$3,152	$1,155
Inventory purchased for specific contracts	1,449	1,819
Estimated profit	551	142
Subtotal	5,152	3,116
Less billings to date	(4,102)	(3,409)
Total	$1,050	$(293)

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$1,524	$472
Billings in excess of costs and estimated profit	(474)	(765)
Total	$1,050	$(293)

The Company had approximately $7.8 million of work under contract remaining to be recognized at September 30, 2016.

9.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $4.8 million at September 30, 2016, included retainage amounts due to subcontractors of approximately $0.5 million. Accounts payable of approximately $3.5 million at December 31, 2015 included retainage amounts due to subcontractors totaling approximately $0.5 million. Retainage balances at September 30, 2016 are expected to be settled within the next 12 months.

10.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)

Accrued interest expense	$285	$502
Accrued severance and related costs	15	331
Accrued sales taxes	499	562
Accrued health insurance costs	172	133
Accrued sales rebates	359	402
Accrued warranty	47	39
Other	21	15
Total other accrued liabilities	$1,398	$1,984

In connection with a restructuring of our KBS operations during the third quarter of 2015, we terminated a total of six employees. Accrued severance costs of $15,000 as of September 30, 2016, are payable in equal weekly amounts through October 2016.

Changes in accrued warranty are summarized below (in thousands):

	Nine months ended September 30,
	2016	2015

Accrual balance, beginning of period	$39	$78
Accruals for warranties	37	10
Settlements made	(29)	(31)
Accrual balance, end of period	$47	$57

11.	NOTES PAYABLE

On February 23, 2016, ATRM and KBS entered into the KBS Loan Agreement with Gerber Finance, providing KBS with a revolving line of credit with borrowing availability of up to $4.0 million. The initial term of the KBS Loan Agreement expires on February 22, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, equipment and real estate. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The outstanding principal balance is payable upon expiration of the term of the KBS Loan Agreement. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintains a maximum leverage ratio (as defined in the KBS Loan Agreement) of 7:1 at December 31, 2016, and that KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At this time, the Company is projecting that it will not be in compliance with these covenants at December 31, 2016, and has begun discussions with Gerber Finance as to obtaining a waiver. Should the Company be unable to obtain a waiver from Gerber Finance, it would become an event of default. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable.

KBS made an initial draw of approximately $2.6 million against the line of credit on February 23, 2016, and the balance owing under the KBS Loan Agreement was approximately $3.0 million at September 30, 2016. We incurred approximately $230,000 of debt issuance costs in connection with the KBS Loan Agreement. As discussed in Note 3, we present unamortized debt issuance costs as a deduction from the carrying amount of the line of credit balance. As of September 30, 2016, the net carrying value of the line of credit was as follows:

Line of credit balance	$2,986
Unamortized debt issuance costs	(165)
Line of credit balance, net	$2,821

In April 2014, as partial consideration for the purchase of KBS, we issued a $5.5 million promissory note to the primary seller of KBS. We were unable to repay the note on its maturity date, December 1, 2014. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS and on June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, the amendment of the note to reduce its principal amount from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. The Company recorded a gain of $3.7 million related to the settlement in June 2015, which is reflected in the nine-month period ended September 30, 2015. The amended principal amount is payable in monthly installments of $100,000 on the first business day of each month, which began on July 1, 2015. See Note 12.

12.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)

Promissory note payable to LSVI, issued on April 1, 2014, unsecured, 10% per annum interest payable semi-annually in July and January (12% per annum if PIK Interest option is elected), with any unpaid principal and interest due on April 1, 2019 (1)	$4,261	$5,000

Promissory notes payable to LSV Co-Invest I, unsecured, 10% per annum interest payable semi-annually in July and January (12% per annum if PIK Interest option is elected), with any unpaid principal and interest due on April 1, 2019 (2)	4,773	4,500

Promissory note payable, unsecured, payable in monthly installments of $100,000 through July 2017, interest imputed at 9.5% (3)	958	1,757

Installment payment agreement, 8.0% per annum interest, payable in monthly installments of $1,199 through September 2020 (4)	48	56

Notes payable, secured by equipment, 6.6% per annum interest, with varying maturity dates through September 2018	—	44

Total long-term debt	10,040	11,357
Current portion	(969)	(1,105)
Noncurrent portion	$9,071	$10,252

(1)	In April 2014, we issued the promissory note to LSVI in the original principal amount of $6.0 million. The proceeds from the note were used to finance a portion of the purchase price for the acquisition of KBS. ATRM made principal payments on the note of $1.0 million on each of December 30, 2014, and February 25, 2016. On August 31, 2016, ATRM elected to pay PIK Interest for the six-month period ended June 30, 2016, totaling $261,000, which has been added to the principal balance. The note is subordinate to obligations under the KBS Loan Agreement.

(2)	In 2014, in order to provide additional working capital to ATRM, we issued two promissory notes to LSV Co-Invest I in the amounts of $2.5 million and $2.0 million, respectively. On August 31, 2016, ATRM elected to pay PIK Interest for the six-month period ended June 30, 2016, totaling $273,000, which has been added to the principal balance. The notes are subordinate to obligations under the KBS Loan Agreement.

(3)	Promissory note payable to the principal seller of KBS. The note does not accrue interest unless it is in default, in which case the annual interest rate would be 10%. The Company has imputed interest at an annual rate of 9.5%.

(4)	Agreement to finance the purchase of software license rights and consulting services related to the implementation of enterprise management information system.

On August 12, 2016, the Company and LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in PIK Interest at an effective rate of 12% per annum (versus the 10% interest rate applied to cash payments) for that period. As of August 31, 2016, the Company elected the PIK Interest option for the six-month period ended June 30, 2016. As a result, interest expense for the nine months ended September 30, 2016, includes PIK Interest related to the LSVI and LSV Co-Invest I promissory notes for the semi-annual interest period ended June 30, 2016, totaling $534,000 (calculated at the PIK Interest rate of 12% per annum), which includes the incremental interest of approximately $89,000 for that interest period. This interest has been added to the principal balance of those promissory notes. For the three months ended September 30, 2016, the Company accrued interest expense on the LSVI and LSV Co-Invest I promissory notes at a rate of 12% per annum, based on its current intention to exercise the PIK Interest option for the semi-annual interest period ending December 31, 2016.

As of September 30, 2016, LSVI owned 1,067,885 shares of our common stock, or approximately 47.1% of our outstanding shares. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI. ATRM’s entry into the securities purchase agreements with LSVI and LSV Co-Invest I was approved by a Special Committee of our Board of Directors consisting solely of independent directors.

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

2014 Incentive Plan

Our 2014 Incentive Plan (the “2014 Plan”) was approved by our Board of Directors on October 9, 2014, and became effective on December 4, 2014, upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of our Board of Directors. The purpose of the 2014 Plan is to provide employees, consultants and members of our Board of Directors the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock. 100,000 shares of the Company’s common stock are authorized to be issued pursuant to the 2014 Plan.

On June 5, 2015, ATRM granted restricted stock awards for a total of 60,000 shares of the Company’s common stock to its directors and its then chief financial officer. The shares vested one year after the grant date. The fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $0 and $115,000 for the three and nine months ended September 30, 2016, respectively, and $66,000 and $86,000 for the three and nine months ended September 30, 2015, respectively, and is included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations. These shares became fully vested as of June 30, 2016, and all compensation expense related to these grants have been fully recognized.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2016	27,500	$6.88
No activity during the nine months ended September 30, 2016
Outstanding, September 30, 2016	27,500	$6.88	0.75 years	$0

Exercisable, September 30, 2016	27,500	$6.88	0.75 years	$0

All stock options outstanding at September 30, 2016, are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on September 30, 2016.

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

At September 30, 2016, we have recorded a deferred tax liability of $18,000 for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

15.	LEGAL PROCEEDINGS

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and the case was dismissed. On September 19, 2016, UTHE filed its appeal of the district court’s summary judgment. UTHE’s opening appeal brief is due on December 28, 2016. The Company will have until January 30, 2017, to submit its response brief, to which UTHE will have until February 13, 2017, to file a response brief. The court will set a date for hearing oral arguments, after which the court will render its decision on the appeal. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

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

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for the Nelton Court project were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. The Court has set a trial date for February 2018. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

16.	SUBSEQUENT EVENTS

EBGL Asset Purchase

On October 4, 2016, the Company acquired certain assets of EdgeBuilder Wall Panels, Inc. and Glenbrook Lumber & Supply, Inc. (collectively, the “Sellers”) through the Company’s newly-formed wholly-owned subsidiaries EdgeBuilder, Inc. (“EdgeBuilder”) and Glenbrook Building Supply, Inc. (“Glenbrook”), respectively, pursuant to the terms of an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”), by and among the Company, EdgeBuilder, Glenbrook, the Sellers and the individual owners of the Sellers (the “EBGL Acquisition”). The Company operates the businesses of EdgeBuilder and Glenbrook on a combined basis, and such businesses are referred to on a combined basis as “EBGL”.

Consideration for the EBGL Acquisition included approximately $4.0 million in cash, of which approximately $3.0 million (net of liability assumed) was paid at closing and $1.0 million is payable in four equal installments on the first day of each of the next four fiscal quarters, and 100,000 shares of the Company’s common stock, and a potential earn-out payment of up to $1.0 million based upon the amount by which EBGL’s gross profit over the 12 months commencing October 1, 2016, exceeds a specified target and the assumption of certain liabilities of the Sellers related to the purchased assets. The cash portion of the purchase price is subject to a post-closing adjustment based on the amount of inventory and pre-paid expenses included in the purchased assets, and the shares are subject to transfer restrictions for 12 months following the closing.

Estimated total purchase price is as follows:

Cash paid at closing	$2,960
NPV of deferred payment	941
Fair Value of contingent earnout	943
Fair value of ATRM common stock issued	149
Estimated true-up payment	206
Total purchase price	$5,199

Preliminary fair values of assets and liabilities acquired in the transaction are as follows:

Inventory	$894
Equipment	289
Prepaid and other assets	12
Assumed Liabilities (PTO)	(40)
Intangibles (backlog, customer list, trademarks, goodwill)	4,044
Total net assets acquired	$5,199

We incurred expenses for professional fees associated with the EBGL Acquisition of approximately $0.4 million in the nine months ended September 30, 2016. These costs are included in the caption “Selling, general and administrative expenses” in our condensed consolidated statement of operations.

Financing from Gerber Finance Inc.

On October 4, 2016, concurrently with the closing of the EGBL Acquisition, the Company entered into a Loan and Security Agreement, dated as of the same date (the “EBGL Acquisition Loan Agreement”), with EBGL as the borrowers, the Company and its wholly-owned subsidiaries KBS Builders, Inc. and Maine Modular Haulers, Inc. as guarantors, and Gerber Finance as the lender, pursuant to which Gerber Finance provided EBGL with $3.0 million in financing for the EBGL Acquisition. On October 4, 2016, concurrently with the closing of the EBGL Acquisition, the same parties also entered into a Loan and Security Agreement, dated as of the same date (the “EBGL LOC Loan Agreement”), pursuant to which Gerber Finance agreed to provide EBGL with a working capital line of credit of up to $3.0 million. The EBGL Acquisition Loan Agreement and the EBGL LOC Loan Agreement are referred to collectively as the “EBGL Loan Agreements”.

Borrowings under the EBGL Acquisition Loan Agreement bear interest at the prime rate plus 3.00%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the EBGL Acquisition Loan Agreement. The initial term of the EBGL Acquisition Loan Agreement expires on December 31, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. Availability under the EBGL LOC Loan Agreement is based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the EBGL LOC Loan Agreement. Initially, availability under the EBGL LOC Loan Agreement is limited to $1.0 million, which amount may be increased to up to $3.0 million in increments upon request of the borrowers and in the discretion of Gerber Finance. The initial term of the EBGL LOC Loan Agreement expires on October 3, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination.

The EBGL Loan Agreements provide for certain fees payable to Gerber Finance during their terms, including but not limited to a monthly minimum loan amount fee and an annual facility fee. The borrowers’ obligations under the EBGL Loan Agreements are secured by all of their property and assets and are guaranteed by the Company and its other subsidiaries. The EBGL Loan Agreements contain representations, warranties, affirmative and negative covenants, events of default and other provisions customary for agreements of this type. Financial covenants include maintenance of a minimum tangible net worth and a minimum debt service coverage ratio at fiscal year end. The occurrence of any event of default under any EBGL Loan Agreement may result in the obligations thereunder becoming immediately due and payable.

As a condition to the extension of credit to the borrowers under the EBGL Loan Agreements, the Sellers entered into a subordination agreement, and certain holders of unsecured promissory notes issued by the Company entered into amendments to their existing subordination agreements, with Gerber Finance and the Company pursuant to which the obligations of the Company to such parties are subordinated to the obligations to Gerber Finance under the EBGL Loan Agreements.

Financing from Lone Star Value Co-Invest I, LP

On October 4, 2016, the Company issued to LSV Co-Invest I an unsecured promissory note made by the Company in the principal amount of $2.0 million in exchange for $2.0 million in cash (the “October 2016 LSV Co-Invest I Note”). The October 2016 LSV Co-Invest I Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I. The October 2016 LSV Co-Invest I Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, for interest accruing during the 365 days after the issuance of the October 2016 LSV Co-Invest I Note, the Company may elect to make any interest payment in PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either entirely in PIK Interest or 50% cash and 50% PIK Interest. LSV Co-Invest I may elect to receive PIK Interest in lieu of cash starting 366 days after the issuance of the October 2016 LSV Co-Invest I Note. Any unpaid principal and interest under the October 2016 LSV Co-Invest I Note is due on April 1, 2019. The Company may prepay the October 2016 LSV Co-Invest I Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to restrictions under the Company’s loan agreements with Gerber Finance). The October 2016 LSV Co-Invest I Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

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

Results of Operations

Net Loss. Net loss for the nine months ended September 30, 2016, was approximately $5.3 million as compared to net loss of approximately $1.5 million for the same period in 2015. The change from the prior year period was primarily due to a nonrecurring, non-cash $1.7 million impairment charge taken in September 2016 related to the write-down of the KBS goodwill in addition to a one-time settlement gain of approximately $3.7 million recognized in the 2015 periods, without a similar gain in the 2016 periods partially offset by improved gross margins and lower overall operating costs due to ongoing cost control measures. For the three months ended September 30, 2016, the Company incurred a net loss of approximately $2.5 million, which included the nonrecurring, non-cash $1.7 million goodwill impairment charge recorded in September 2016. This compares to a net loss of approximately $2.4 million for the same period in 2015. The decrease of $0.1 million was primarily related to the $1.7 million goodwill impairment charge taken in 2016, partially offset by $0.5 million in increased sales, $0.6 million in lower cost of goods sold and $0.5 million in lower selling, general and administrative expenses versus the same period of the prior year (see further discussion below).

Net Sales. Net sales were approximately $17.9 million for the nine months ended September 30, 2016, compared with approximately $20.0 million for the same period in 2015. While net sales for the first nine months of the year decreased by approximately $2.1 million versus the prior year, the Company believes that its strategic initiatives at KBS are beginning to show positive results. While the nine-month results show a decrease in net sales, the results for the three months ended September 30, 2016, show that net sales increased over the prior year. The decrease in net sales for the nine months ended September 30, 2016, versus the prior year was primarily attributable to a decrease in sales of commercial structures and to a lesser extent a decrease in sales of residential homes. Sales of residential homes amounted to approximately $14.1 million for the nine months ended September 30, 2016, compared with approximately $14.7 million for the same period in 2015. The decrease was primarily attributable to generally lower sales volume in the first half of 2016 and delays in re-opening our Waterford factory. Sales of commercial structures were approximately $3.8 million for the nine months ended September 30, 2016, compared with approximately $5.3 million for the same period in 2015. We have completed the service work related to these “legacy” projects and believe we are now in a position to grow our commercial business with project scopes and terms that are more favorable to KBS than in the past. KBS continues to be selective in the major commercial projects it selects and is seeking out good quality commercial projects with desirable customers. Sales for the three months ended September 30, 2016, increased to $6.9 million compared with $6.4 million for the same period in 2015. This was primarily due to the increase in net sales related to commercial projects which totaled approximately $1.4 million for the three months ended September 30, 2016, as compared to only $0.6 million for the three months ended September 30, 2015. This increase was partially offset by a decrease in net sales from residential single family homes, which for the three months ended September 30, 2016, totaled approximately $5.5 million as compared to approximately $5.8 million for the three months ended September 30, 2015.

Cost of Sales. Cost of sales amounted to approximately $17.2 million for the nine months ended September 30, 2016, compared with approximately $20.4 million for the same period in 2015. The decrease in 2016 was attributed primarily to lower commercial project sales, partially offset by reduced costs related to legacy projects. Cost of goods sold in both 2016 and 2015 reflected inefficiencies associated with seasonally slower sales activity typically experienced in the first quarter as we retained skilled workers for the upcoming building season. Additionally, for the second quarter of 2016, we incurred additional costs related to bringing our second factory back up to full production level in anticipation of the peak building season. Cost of sales amounted to approximately $6.3 million for the three months ended September 30, 2016, compared with approximately $6.9 million for the same period in 2015. Despite the increase in sales for the quarter, the decrease in cost of sales versus the prior year third quarter is the result of the Company’s concerted efforts to be more selective on commercial projects, improved project pricing and ongoing cost control measures.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $3.2 million and $3.7 million for the nine months ended September 30, 2016, and 2015, respectively. The decrease in SG&A expense of $0.5 million is primarily attributable to non-recurring severance costs of approximately $0.4 million recorded in September 2015 related to the restructuring of KBS operations in 2015. No such expense was incurred in 2016. SG&A expense was approximately $1.0 million the three months ended September 30, 2016, as compared with $1.5 million for the same period in 2015. The decrease of approximately $0.4 million is primarily attributable to a $0.4 million reduction in severance costs discussed above.

Goodwill Impairment Charge. We completed a goodwill impairment assessment as of September 30, 2016, and determined that the value of goodwill was zero versus the carrying value of goodwill of $1.7 million as of that date. While the Company continues to implement its strategic plans for change at KBS and these changes are beginning to materialize in KBS’s operating results, KBS’s performance has lagged behind management’s expectations and we have been unable to fully perform to our projected levels of revenue and net income. Despite improving operating results, actual results have continued to fall short of expectations. Accordingly, until we can perform to the levels of our expectations, we determined that it was prudent to adjust our projections in our impairment analysis to reflect the historical shortfalls in results. Accordingly, we recorded a goodwill impairment charge in the amount of approximately $1.7 million in the three and nine months ended September 30, 2016. No impairment charge was recorded in the three and nine months ended September 30, 2015.

Interest Expense. Interest expense remained unchanged at approximately $1.1 million for the nine months ended September 30, 2016, and 2015. While the Company was able to reduce interest related to the reduction in the principal of the promissory note owed to the seller of KBS as a result of the negotiated settlement, the Company had increased interest expense related to the Gerber revolving working capital line of credit at KBS as well as increased interest expense related to the PIK Interest option on the LSVI and LSV Co-Invest I promissory notes. Interest expense for the three months ended September 30, 2016, was approximately $0.4 million versus $0.3 million for the three months ended September 30, 2016. The increase is primarily related to the Company accruing interest on the LSVI and LSV Co-Invest I promissory notes at the PIK Interest rate of 12% (versus 10% effective interest rate for the cash payment of interest) in 2016 as it expects to elect the PIK Interest option for the current interest period.

Settlement Gain. As noted above, in the nine months ended September 30, 2015, we recorded a settlement gain of approximately $3.7 million as a result of the settlement agreement with the primary seller of KBS whereby, among other things, the principal amount on the seller’s note was reduced from $5.5 million to $2.5 million and all then-accrued interest related to the note was forgiven. There was no similar gain for the same period of 2016.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $7,000 and $4,000 for the nine months ended September 30, 2016 and 2015, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.5 million in the nine months ended September 30, 2016.

Cash flows used in operating activities. In the nine months ended September 30, 2016, cash flows used in operating activities were approximately $1.8 million, consisting primarily of our net loss of approximately $5.3 million partially offset by the non-cash goodwill impairment charge of approximately $1.7 million, non-cash PIK Interest of approximately $0.5 million, approximately $0.6 million of non-cash depreciation amortization and share-based compensation expense, and changes in net working capital of approximately $0.7 million. Working capital changes for the nine-month period ended September 30, 2016, netted to approximately $0.7 and included a $1.2 million increase in trade accounts payable due to the timing of payments and increased production activity in the quarter ended September 30, 2016, while decreases in accounts receivable of $1.1 million and increases in costs and estimated profit in excess of billings of $1.1 million related to homes completed but not yet shipped as of September 30, 2016. Other changes in working capital included an increase of approximately $0.1 million in other current assets and decreases of approximately $0.3 million and $0.6 million in billings in excess of costs and estimated profit, and other accrued liabilities, respectively, partially offset by a decrease of approximately $0.2 million in inventory and an increase of approximately $0.3 million in accrued compensation.

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

Cash flows generated by investing activities. Cash flows from investing activities were approximately $0.3 million for the nine-month period ended September 30, 2016, as compared with $1.1 million for the nine-month period ended September 30, 2015. The decrease was primarily the result of lower royalty payments received related to the transfer of a former product line to a third party in fiscal year 2014. Royalty payments for the nine months ended September 30, 2016 were approximately $0.2 million versus $1.1 million for the same period in 2015. In addition to lower sales volume in 2016, the royalty rate was reduced from approximately 14% (on average) to approximately 9.5% (on average) in 2016 per agreement.

Cash flows generated by financing activities. In the nine months ended September 30, 2016, cash flows generated by financing activities was approximately $1.0 million, which included approximately $3.0 million of net advances under the KBS Loan Agreement, partially offset by the payments of approximately $0.2 million of costs related to our entry into the KBS Loan Agreement and approximately $1.9 million to reduce principal balances of our long-term debt. In the nine months ended September 30, 2015, cash flows generated by financing activities was approximately $2.7 million, which consisted primarily of $3.0 million from the issuance of common stock and $1.0 million received from the sale of a $1.0 million promissory note to LSVI, partially offset by principal repayments of approximately $1.3 million.

We have incurred significant operating losses in recent years. Beginning in 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sales of two semiconductor equipment product lines in July 2013 and April 2014, respectively. Also in April 2014, we acquired KBS because we believed there is significant growth opportunity in the modular housing industry and it provides ATRM with the potential to return to profitability. However, there can be no assurance that KBS will generate sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

As discussed in Note 11 to our condensed consolidated financial statements, on February 23, 2016, we entered into the KBS Loan Agreement with Gerber Finance providing KBS with a credit facility with borrowing availability of up to $4.0 million. At this time, the Company is projecting that it will not be in compliance with these covenants at December 31, 2016, and has begun discussions with Gerber Finance as to obtaining a waiver. Should the Company be unable to obtain a waiver from Gerber Finance, it would become an event of default. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable.

As of September 30, 2016, we had outstanding debt totaling approximately $12.9 million. This debt included $2.8 million (net of deferred financing costs) owed under a line of credit with Gerber Finance under the KBS Loan Agreement and approximately $1.0 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS. Our debt also includes $4.3 million principal amount of a promissory note issued to LSVI and $4.8 million principal amount of promissory notes issued to LSV Co-Invest I. Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019.

We received a waiver from LSVI and LSV Co-Invest I with respect to our interest payments under the LSVI and LSV Co-Invest I promissory notes due on July 5, 2016, totaling approximately $445,000, permitting us to make these payments at any time on or before August 31, 2016. On August 12, 2016, the Company and LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in PIK Interest at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period. As of August 31, 2016, the Company elected the PIK Interest option for the six-month period ended June 30, 2016. The Company also accrued interest on the LSVI and LSV Co-Invest I promissory notes for the three months ended September 30, 2016, at the PIK Interest rate of 12% per annum as it expects to elect the PIK interest option when the interest payment becomes due in June 2017.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Remediation of Material Weakness

We are working to remediate these material weaknesses. Since the April 2014 acquisition of KBS, we hired an accounting professional in July 2014 with relevant experience to assist in the effort to implement improvements at KBS and implemented additional organizational changes in 2015 to strengthen the accounting and other administrative functions at KBS. We have implemented improvements in processes, procedures and controls, including in the areas of payroll processing, contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In January 2016, we installed a new management information system at KBS that we believe, when fully implemented, will significantly improve our reporting and controls. During 2016, we continued to implement new procedures with respect to inventory accounting and controls, as well as continued work on the integration of the new management information system. Although significant progress has been made in improving the controls at KBS, additional time is required to fully develop adequate processes, procedures and controls and to determine that such processes and controls are effective. We will continue to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies at KBS discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

PART II. OTHER INFORMATION

Item1. Legal Proceedings

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and the case was dismissed. On September 19, 2016, UTHE filed its appeal of the district court’s summary judgment. UTHE’s opening appeal brief is due on December 28, 2016. The Company will have until January 30, 2017, to submit its response brief, to which UTHE will have until February 13, 2017, to file a response brief. The court will set a date for hearing oral arguments, after which the court will render its decision on the appeal. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

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

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for the Nelton Court project were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an un-specified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. The Court has set a trial date for February 2018. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

Item1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Amendment No. 1 to Promissory Note dated April 1, 2014.
4.2	Amendment No. 1 to Promissory Notes dated July 21, 2014 and September 19, 2014.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: November 15, 2016	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2016	By:	/s/ Stephen A. Clark
Stephen A. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Amendment No. 1 to Promissory Note dated April 1, 2014.
4.2	Amendment No. 1 to Promissory Notes dated July 21, 2014 and September 19, 2014.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

