Form 10-K
period 2016-12-31
ATRM Holdings, Inc.
filed 2017-09-22
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-36318

ATRM Holdings, inc.

(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-1439182 (I.R.S. employer identification no.)

5215 Gershwin Avenue N. Oakdale, Minnesota (Address of principal executive offices)	55128 (Zip code)

Registrant’s telephone number, including area code: (651) 704-1800

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

Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock at that date as reported by OTC Markets Group, Inc.), excluding outstanding shares beneficially owned by directors and executive officers, was $2,186,431.

As of September 22, 2017, there were 2,396,219 shares outstanding of the registrant’s common stock.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K (this “Form 10-K”) to (i) “ATRM,” the “Company,” “we,” “us” and “our,” refer to ATRM Holdings, Inc. and its consolidated subsidiaries, (ii) “KBS” refer to our modular housing business operated by our wholly-owned subsidiary KBS Builders, Inc. and (iii) “EBGL” refer to our Minnesota-based operations including Glenbrook Building Supply, Inc. (“Glenbrook”), a retail supplier of lumber and other building supplies, and EdgeBuilder, Inc.(“EdgeBuilder”), a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products.

Forward-Looking Statements

This Form 10-K may contain “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe,” or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. These forward-looking statements are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those identified in “Risk Factors” in this report, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 1. BUSINESS.

Overview

Through our wholly-owned subsidiaries, KBS, Glenbrook and EdgeBuilder, we manufacture modular buildings for commercial and residential applications in production facilities located in South Paris and Waterford, Maine, operate a retail lumber yard located in Oakdale, Minnesota, and manufacture structural wall panels, permanent wood foundation systems and other engineered wood products for use in construction of residential and commercial buildings in a production facility located in Prescott, Wisconsin. Our common stock, par value $0.001 per share, trades on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “ATRM.”

Products and Strategy

KBS Builders, Inc. (KBS)

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

The KBS competitive strategy is to offer top quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and meet the timeframe needed by the customer. Our production strategy is to maintain and grow the resources necessary to build a variety of commercial and residential buildings. We attempt to utilize the most efficient methods of manufacturing and high-quality materials in all of our projects. Our sales team works to attract new architects and contractors in New England who need the flexibility that KBS offers.

Glenbrook Building Supply, Inc. and EdgeBuilder, Inc. (EBGL)

Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. Glenbrook and EdgeBuilder are managed by a single management team and operated as a single company. EdgeBuilder manufactures its wall panels and permanent wood foundation systems in a climate-controlled factory and transports them by flat-bed trucks to the customer building location where they are lifted by crane and assembled and erected on site. Panelized construction, especially in large-scale projects, is becoming increasingly popular because wall panels can be constructed ahead of time and stored until needed, they can reduce overall site construction time and the on-site assembly can be performed with smaller crews. Additionally, because the wall panels are constructed in a controlled indoor environment: weather conditions do not usually interrupt or delay construction; the building and materials are not exposed to the weather as they are during a traditional build; there is improved safety and security; and the wall panels are manufactured with higher quality and greater precision than a traditional on-site build.

The Glenbrook competitive strategy is to provide top-quality building materials and unmatched service and attention to detail to building professionals, as well as homeowners. In addition, Glenbrook provides highly personalized service, knowledgeable salespeople and attention to detail that the larger, big-box chain home stores do not provide. The EdgeBuilder competitive strategy is to offer a superior product unique to the project’s requirements, provide value with our engineering and design expertise, and meet the timeframe needed by the customer, while staying cost-competitive. EdgeBuilder’s production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all of its projects.

Customers

Our customers include residential home builders, general contractors, owners/developers of commercial buildings, and individual retail customers. With regards to KBS, since 2014, we have pursued a strategy of moving away from very large, complex commercial projects to focus on single-family residential homes and smaller commercial projects, which has helped to further diversify our customer base and limit our exposure to any one customer or project. However, we continue to rely on a limited number of customers for a substantial percentage of our net sales. One customer, a residential home builder in the New England area, accounted for approximately 11% and 9% of our total net sales in 2016 and 2015, respectively.

Competition

KBS is a regional manufacturer of modular housing units. KBS’s market is the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). Several modular manufacturers are located in these New England states and in nearby Pennsylvania. Some competitors have manufacturing locations in Canada and ship their products to the United States. KBS’s competitors include Maple Leaf Homes (Canada), Pennwest Homes, Champion Home Builders, Muncy Homes, Professional Building Systems, Ritz-Craft Homes, Commodore Corporation and Simplex Homes.

EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems, and also has a local retail business. EBGL’s market is primarily the Upper Midwest States (Iowa, Minnesota, Missouri, North Dakota, Oklahoma, South Dakota, and Wisconsin). EBGL’s competitors include Precision Company, Component Manufacturing Company, Schweiter Building Supply and Construction Company, Marshall Truss, and Frana Construction. EBGL’s retail building supply business competes on a more local level against both small, local lumber yards, regional building supply companies and, to a certain degree, the “big box” stores such as Home Depot and Lowe’s.

Manufacturing and Supplies

KBS’s manufacturing operations are based in Maine. KBS owns two manufacturing plants; a 90,000 square foot facility in South Paris, Maine, and a 60,000 square foot facility in Waterford, Maine. Lumber and supplies for both facilities are purchased from our main location in South Paris. Residential homes and commercial buildings are manufactured in these climate controlled facilities. We emphasize quality and conformance to all the local building codes where the home or building will be located. Independent building code inspectors are on site almost daily inspecting every stage of the manufacturing process.

EBGL’s manufacturing operations are located in Prescott, Wisconsin. EdgeBuilder leases a 34,000 square foot manufacturing plant where it manufactures wall panels and permanent wood foundation systems. EBGL’s retail operations are located in Oakdale, Minnesota. Glenbrook leases 30,000 square feet of commercial space where it operates its retail building supply business.

Both KBS’s and EBGL’s major material components are dimensional lumber and wood sheet products, which include plywood and oriented strand board. Lumber costs are subject to market fluctuations. Some of our required construction materials are only available through limited local sources in New England, Wisconsin and Minnesota. However, we can source such items from other parts of the country if a local supplier is unable to provide the material. We do not maintain long-term agreements with our suppliers and we purchase all of the materials used in our products through individual purchase orders. We keep a limited inventory of most commonly used materials on hand at our locations.

Sales and Marketing

In fiscal year 2016, sales of residential homes and commercial structures represented approximately 79% and 21%, respectively, of total net sales. In 2016, all sales were shipped within the United States.

KBS markets its modular homes products through direct sales people and through a network of independent dealers, builders, and contractors in New England. KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with it exclusively, although many have KBS model homes on display at their retail centers. KBS does not assign exclusive territories to its independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor.

EBGL markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors and developers in the Upper Midwest states. EBGL’s direct sales organization is responsible for both residential and commercial projects and it works with general contractors, developers and builders to provide bids and quotes for specific projects.

Our marketing efforts include participation in industry trade shows and production of product literature and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.

Seasonality

Although modular and wall panel construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, our operations can still be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or residential home, access to building sites and customer delays in setting wall panels due to weather conditions and temperature. Additionally, sales demand, especially for residential homes, generally weakens in the winter months, particularly in the northeast region of the United States. As a result, both KBS and EBGL experience some seasonality. At KBS, the third quarter typically is the strongest demand period and the first quarter typically is the lowest demand period during the year. Although EBGL experiences some seasonality, it is less pronounced than KBS. EBGL’s fluctuations in business are impacted more by the timing of its large wall panel projects. At EBGL, the first quarter typically is the strongest demand period and the third quarter typically is the lowest demand period during the year.

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

Employees

As of December 31, 2016 we had 183 employees. Of our 183 employees, 126 serve in manufacturing, 23 in sales, marketing, and customer service, and 34 in general administration and finance. None of our employees are represented by a labor union or are subject to any collective bargaining agreement and we believe that our employee relations are satisfactory.

Additional Information

We were incorporated in Minnesota in December 1982 as “Aetrium Incorporated.” Effective December 5, 2014, our name was changed to “ATRM Holdings, Inc.” Our corporate executive offices are located at 5215 Gershwin Avenue N., Oakdale, Minnesota 55128. Our telephone number is (651) 704-1800. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our website at www.atrmholdings.com, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Form 10-K.

ITEM 1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of these risks actually occur, our business, financial condition or operating results may suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have a history of operating losses and substantial indebtedness. Future cash flows from operations and financings may not be sufficient to enable us to meet our obligations under our indebtedness, which likely would have a material adverse effect on our business, financial condition, and results of operations.

We have incurred significant operating losses in recent years and, as of December 31, 2016, we had an accumulated deficit of approximately $80 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We have issued various unsecured promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2016, we had outstanding debt totaling approximately $19.2 million. Our debt included a total of approximately $3.4 million principal outstanding under our credit facilities with Gerber Finance Inc. (“Gerber Finance”), as well as a total of approximately $11.0 million principal outstanding under unsecured promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), as well as other obligations. Additionally, subsequent to December 31, 2016, the Company issued an unsecured promissory note to LSV Co-Invest I in the principal amount of $0.5 million. See “Financial Condition, Liquidity and Capital Resources” in Part II, Item 7 and Note 2 to the Notes to Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K for additional information regarding our outstanding debt. Since December 31, 2016, we have paid off a certain amount of our debt and have incurred additional debt, as further described in Note 25 to the Notes to Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K.

There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds or obtain financing sufficient to satisfy our debt payment obligations may result in our debt obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

We may need additional financing and our ability to obtain such financing may be limited.

We may need additional financing in order to satisfy our debt payment obligations and effectively execute our business plan, which may include strategic acquisitions. There is no assurance that we will be able to obtain such additional financing, or that if available, it will be available to us on acceptable terms. Our existing loan agreements with Gerber Finance contain negative covenants limiting our ability to obtain additional debt financing without the consent of Gerber Finance. Due to our history of operating losses, existing debt payment obligations and the restrictions under the Gerber Finance loan agreements, our ability to obtain such additional financing may be limited.

The Gerber Finance loan agreements contain certain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

Our loan agreements with Gerber Finance contain certain affirmative and negative covenants, including financial covenants requiring us to maintain a minimum leverage ratio at fiscal year end and not to incur a net annual post-tax loss in any fiscal year during the term of the loan agreement. These covenants also include restrictions on our abilities to take certain actions without the consent of Gerber Finance, and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on the ability of the borrowers to take the following actions: merge, consolidate, acquire or invest in another company; incur additional debt; enter into transactions with affiliates; engage in other businesses; sell, transfer or otherwise dispose of assets; and make certain payments, including dividends or distributions to ATRM.

Our inability to comply with the financial covenants under our loan agreements with Gerber Finance could have a material adverse effect on our financial condition.

As discussed above, our loan agreements with Gerber Finance contains certain affirmative and negative covenants. At the applicable test dates, we were not in compliance with the following financial covenants: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2016, as its actual leverage ratio for such period was negatvie; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2016 was $3.2 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements, reviewed by an independent certified accounting firm acceptable to Gerber, within 105 days from the fiscal year ended December 31, 2016. In August 2017, Gerber Finance provided us with a waiver for these events. Based upon information available to us as of September 22, 2017, we believe we will be in compliance with the financial covenant requiring no net annual post-tax loss for KBS at future test dates. However, it is likely that we will not be in compliance with the minimum leverage ratio covenant as of the next future test date. If we fail to comply with any financial covenant under our loan agreements with Gerber Finance going forward, under certain circumstances after a cure period, Gerber Finance may demand the repayment of the credit facilities amounts outstanding and any unpaid interest thereon, which could have a material adverse effect on our financial condition.

There can be no assurances as to the amount of earn-out payments we will receive from the transfer of our test handler product line to Boston Semi Automation LLC.

On April 22, 2014, we entered into an Agreement (the “BSA Agreement”) with Boston Semi Equipment LLC (“BSE”) and Boston Semi Automation LLC (“BSA”), a wholly owned subsidiary of BSE, pursuant to which we transferred our assets and certain liabilities related to our business of designing, manufacturing, marketing and servicing equipment used in the handling of integrated circuits (“test handler product line”) to BSA. Since such date, our ability to generate revenue from the transferred business is limited to the earn-out payments we will receive under the terms of the BSA Agreement. Under the terms of the BSA Agreement, no earn-out payments will be earned after December 31, 2018. There can be no assurances of BSA’s ability to continue to generate revenue from the transferred business or of the amount of earn-outs that we will receive under such agreement.

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

The cyclical and seasonal nature of the housing industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The housing industry is highly cyclical and seasonal. It is influenced by many national and regional factors, including the availability of financing for homebuyers and developers, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions (including inflation and recessions), and the availability of suitable home sites. As a result of the foregoing factors, our revenues and operating results have been volatile, and we expect this volatility to continue in the future. Unfavorable changes in any of the above factors or other issues that may arise could have an adverse effect on our revenue and earnings.

Although modular and wall panel construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, our operations can still be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or residential home, access to building sites and customer delays in setting modules or wall panels due to weather conditions and temperature. Additionally, sales demand, especially for residential homes, generally weakens in the winter months, particularly in the northeast region of the United States. As a result, both KBS and EBGL experience some seasonality. At KBS, the third quarter typically is the strongest demand period and the first quarter typically is the lowest demand period during the year. Although EBGL experiences some seasonality, it is less pronounced than KBS. EBGL’s fluctuations in business are impacted more by the timing of its large wall panel projects. At EBGL, the first quarter typically is the strongest demand period and the third quarter typically is the lowest demand period during the year.

Our operating results could be adversely affected by changes in the cost and availability of raw materials.

Prices and availability of raw materials used to manufacture our products can change significantly due to fluctuations in supply and demand. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Both KBS’s and EBGL’s major material components are dimensional lumber and wood sheet products, which include plywood and oriented strand board. Lumber costs are subject to market fluctuations. Furthermore, the cost of raw materials may also be influenced by transportation costs. It is not certain that any price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. The state of the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue and earnings.

We have material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016.

As disclosed in Part II, Item 9A “Controls and Procedures” of this Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2016 due to material weaknesses in our internal control over financial reporting related to inadequate accounting processes and internal control procedures. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part II, Item 9A “Controls and Procedures” of this Form 10-K.

We have a few customers that account for a significant portion of our revenues, and the loss of these customers, or decrease in their demand for our products, could have a material adverse effect on our results.

We rely on a limited number of customers for a substantial percentage of our net sales and accounts receivable. One customer, a residential home builder in the New England area, accounted for 11% and 9% of our total net sales in 2016 and 2015, respectively. A reduction, delay, or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have an adverse impact on our operating results.

If KBS is unable to maintain or establish its relationships with independent dealers and contractors who sell its homes, KBS revenue could decline.

KBS sells residential homes through a network of independent dealers and contractors. As is common in the modular home industry, KBS’s independent dealers may also sell homes produced by competing manufacturers and can cancel their relationships with KBS on short notice. In addition, these dealers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by KBS. If KBS is not able to maintain good relationships with its dealers and contractors or establish relationships with new solvent dealers or contractors, KBS’s revenue could decline.

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

Our common stock is currently quoted on the OTC Pink market of the OTC Markets Group, Inc. under the symbol “ATRM.” Trading of securities on this quotation service is generally limited and is effected on a less regular basis than on exchanges such as NASDAQ. The average daily trading volume in our common stock during the fiscal year 2016 was approximately 1,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. income tax purposes may be limited.

As of December 31, 2016, we had federal net operating loss carryforwards (“NOLs”) of approximately $97 million and state NOLs of approximately $34 million. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

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

Our Amended and Restated Articles of Incorporation include provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. These restrictions will expire on December 5, 2017.

Although this measure is intended to reduce the likelihood of an ownership change, we cannot assure you that it will prevent all transfers of our common stock that could result in such an ownership change. Further, this measure could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, ATRM or a large block of our common stock, which may adversely affect the marketability, and depress the market price, of our common stock. In addition, this measure could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our shareholders.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of September 22, 2017, Jeffrey E. Eberwein, our Chairman of the Board, may be deemed to beneficially own 1,087,885 shares of our common stock, including 1,067,885 shares of our common stock owned directly by LSVI, constituting approximately 45.4% of our outstanding shares. As a result, Mr. Eberwein and LSVI are able to exercise significant influence with respect to all matters submitted to our stockholders for approval, as well as our management and affairs. For example, they will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of such stockholders may not always coincide with your interests or the interests of other stockholders, and such stockholders may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

ITEM 2.	PROPERTIES.

Our corporate executive offices are located at a leased facility (approximately 30,000 square feet) in Oakdale, Minnesota, a suburb of St. Paul, where EBGL also conducts its sales, marketing and administrative activities and Glenbrook conducts its retail operations. EdgeBuilder conducts its wall panel manufacturing activities at a leased facility (approximately 34,000 square feet) in Prescott, Wisconsin. KBS conducts its modular building manufacturing, sales, marketing and service activities at facilities we own in South Paris, Maine (90,000 square feet) and Waterford, Maine (60,000 square feet). We consider our present facilities to be sufficient for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that arise in the ordinary course of business. Information regarding certain material proceedings is provided below.

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and dismissed the case. On September 16, 2016, UTHE filed its appeal to the Ninth Circuit of the district court’s grant of summary judgment and dismissal. The parties completed the appellate briefing on February 13, 2017. The appellate court will set a date (currently expected to be in December 2017) for hearing oral arguments, after which the court will render its decision on the appeal. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for the Nelton Court project were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. The Court has set a trial date for February 2018, but that date will likely be continued because all of the parties have participated in mediation and settlement negotiations are ongoing, so no depositions have yet been conducted. We continue to believe that the claims asserted in this matter do not have any merit although our carriers agreed to participate in a mediation given the cost of defense. If the case is not settled, we intend to vigorously defend the action.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Pink market of the OTC Markets Group, Inc. under the symbol “ATRM.” The following table sets forth the high and low bid prices per share of our common stock as quoted on the OTCQX market of the OTC Markets Group, Inc. for the period October 29, 2015 through December 31, 2016, and the high and low closing sale prices per share of our common stock as quoted on the NASDAQ Capital Market for the period January 1, 2015 through October 28, 2015. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

	Price Range
	Low	High
Year ended December 31, 2016
First Quarter	$2.02	3.03
Second Quarter	$1.95	2.79
Third Quarter	$0.70	2.30
Fourth Quarter	$1.02	2.25
Year ended December 31, 2015
First Quarter	$2.65	4.00
Second Quarter	$2.42	4.95
Third Quarter	$2.69	4.76
Fourth Quarter	$1.75	3.35

Holders

As of September 22, 2017, we had approximately 60 shareholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Form 10-K. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Overview

Through our wholly-owned subsidiaries, KBS, Glenbrook and EdgeBuilder, we manufacture modular buildings for commercial and residential applications in two production facilities located in South Paris and Waterford, Maine, operate a retail lumber yard located in Oakdale, Minnesota, and manufacture structural wall panels, permanent wood foundation systems and other engineered wood products for use in construction of residential and commercial buildings in a production facility located in Prescott, Wisconsin.

Results of Operations

Selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016		2015

Net sales	$28,156	100.0%	$25,632	100.0%

Cost of sales	26,589	94.4	25,982	101.4
Selling, general and administrative	4,648	18.5	5,083	19.8
Goodwill impairment charge	1,733	6.2	—	—
Total costs and expenses	32,970	117.1	31,065	121.2

Loss from continuing operations	$(4,814)	(17.1)%	$(5,433)	(21.2)%

Net Sales

Our net sales by product line and as a percentage of total sales for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016		2015
Residential Homes	$22,225	79%	$19,358	76%
Commercial Structures	5,931	21%	6,274	24%
Total	$28,156	100%	$25,632	100%

Net sales were approximately $28.2 million in 2016 compared to approximately $25.6 million in 2015. Fiscal year 2016 net sales included three months of EBGL sales of approximately $3.5 million. KBS’s net sales decreased by approximately $0.9 million from $25.6 million in 2015 to approximately $24.7 million in 2016. This decrease in net sales for KBS primarily is attributable to a decrease in sales of commercial structures as compared to the prior year. For fiscal year 2016, sales for residential homes and commercial structures represented 79% and 21% of total net sales, respectively compared with 76% and 24% of total net sales, respectively, in 2015. This reflects the overall strategy at KBS to focus on expanding its residential homes business and continue to be selective in the commercial projects it pursues. In addition to this shift from commercial projects to residential projects, as part of its overall strategic plan, KBS has reduced the amount of site work (including on-site plumbing, electrical, heating, air conditioning, etc.) provided on its commercial projects due to the low margins typically associated with such work and the difficulty in collecting retainage associated with such site work. This is part of KBS’s overall strategic plan to focus on KBS’s core competency of manufacturing high-quality, custom modular buildings and to have the work required at commercial building sites be performed by the customer’s general contractor whenever possible. Accordingly, site work revenue was reduced to less than $0.5 million in 2016 as compared to $0.9 million in 2015.

Cost of Sales

Cost of sales amounted to approximately $26.6 million in 2016 compared to approximately $26.0 million in 2015. Cost of sales for 2016 included approximately $3.0 million of cost of sales for EBGL. Cost of sales for KBS amounted to approximately $23.6 million in 2016 compared to approximately $26.0 million in 2015, representing a decrease of approximately $2.4 million. The decrease in cost of sales for KBS in 2016 reflects the overall reduction in net sales. However, the primary drivers of the overall decrease in cost of sales are the direct result of the Company’s concerted effort to find more profitable work and avoid the costly site work it had performed in the past on large commercial projects, as well as improvements in project pricing and ongoing cost control measures.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $4.6 million in 2016 compared to approximately $5.1 million in 2015, a decrease of approximately $0.5 million. The decrease in SG&A expense in 2016 compared to 2015 is primarily attributable to the $0.4 million non-recurring restructuring charge that KBS recorded in September 2015, primarily related to severance costs and other costs related to the restructuring of KBS’s operations. The Company continues to look for additional ways to reduce its overall costs and these cost control measures have successfully kept costs in line with the prior year despite overall rising costs in areas such as health insurance.

Goodwill Impairment Charge

We completed a goodwill impairment assessment as of September 30, 2016, and determined that the value of the KBS goodwill was zero versus the carrying value of the KBS goodwill of $1.7 million as of that date. Accordingly, we recorded a goodwill impairment charge in the amount of approximately $1.7 million in fiscal year 2016. We completed a goodwill impairment assessment at September 30, 2015 and determined that no impairment was indicated at that date. While the Company continues to implement its strategic plans for change at KBS and these changes are beginning to materialize in KBS’s operating results, KBS’s performance has lagged behind management’s expectations and we have been unable to fully perform to our projected levels of revenue and net income. Despite improving operating results, actual results have continued to fall short of expectations. Until we can perform to the levels of our expectations, we determined that it was prudent to adjust our projections in our impairment analysis to reflect the historical shortfalls in operating results.

Interest Expense

Interest expense was approximately $1.7 million in 2016 compared with $1.4 million in 2015. The increase resulted from higher average debt balances in 2016 to fund our working capital needs. Interest expense is primarily related to the debt we incurred to finance the KBS acquisition in April 2014 and the EBGL acquisition in October 2016 and additional borrowings necessary to support our general working capital needs as described further in “Liquidity and Capital Resources” below and in Note 15 to the Notes to Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K.

Change in Fair Value of Contingent Earn-Outs

We assess the fair value of contingent earn-outs at the end of each quarter. The contingent earn-out included in our consolidated balance sheets at December 31, 2016 and December 31, 2015 is related to the transfer of our test handler product line to BSA in April 2014. Change in fair value of contingent earn-outs in 2016 represented a net decrease of approximately $27,000 in the fair value of this earn-out as a result of our assessments to fair value. For fiscal year 2015, the change in fair value of contingent earn-outs amounted to a net decrease of approximately $191,000.

Settlement Gain

In April 2015, we asserted certain indemnification and other claims against the sellers of KBS pursuant to an asset purchase agreement executed in April 2014. On June 26, 2015, we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, a reduction in the principal amount of the unsecured promissory note issued to the primary seller of KBS from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the note. We recorded a gain of approximately $3.7 million in 2015 related to the settlement. There was no such gain recorded in 2016.

Income Taxes

Since 2009, we have maintained a valuation allowance to fully reserve our net deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity. We recorded income tax expense of $7,900 and $6,000 in fiscal years 2016 and 2015, respectively, which represented deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2016, cash and cash equivalents were approximately $1.2 million compared with $0.6 million as of December 31, 2015. In addition, as of December 31, 2016, restricted cash was approximately $150,000. The Company had no restricted cash as of December 31, 2015. As of December 31, 2016, our accumulated deficit was approximately $80.2 million compared with $73.7 million as of December 31, 2015.

Cash flows used in operating activities. In 2016, cash flows used in operating activities was approximately $2.8 million, consisting primarily of our net loss of approximately $6.5 million, partially offset by approximately $3.1 million in non-cash expenses and approximately $0.6 million in working capital changes. Non-cash expenses included the goodwill impairment charge of $1.7 million, depreciation and amortization of $0.8 million, paid-in-kind (“PIK”) interest expense of $0.5 million, and share-based compensation expense of $0.1 million, partially offset by net bad debt recoveries of $0.1 million. Working capital changes generating cash included a decrease in inventories of approximately $0.7 million partially related to the decrease in production levels in the fourth quarter of 2016 and the temporary shut-down of the Waterford plant, as well as KBS’s concerted effort to keep inventory levels at an appropriate level and utilize a purchasing process to limit the amount of unnecessary on-hand inventory. Trade accounts payable increased approximately $0.2 million and accrued compensation increased by approximately $0.3 million, which were partially offset by an increase of $0.5 million increase in cost and estimated profit in excess of billings due to the completed and partially completed buildings yet to be billed as of December 31, 2016 as compared to 2015. In 2015, cash flows used in operating activities was approximately $5.0 million, consisting primarily of our net loss of approximately $7.0 million (excluding a $3.7 million non-cash settlement gain), partially offset by approximately $1.5 million in non-cash expenses and approximately $0.5 million in working capital changes. Non-cash expenses included depreciation and amortization of $0.6 million, share-based compensation expense of $0.2 million, bad debt charges of $0.5 million, inventory write-downs of $0.1 million, and changes in the fair value of contingent earn-outs of $0.2 million. Working capital changes generating cash included decreases of approximately $1.3 million in costs and estimated profit in excess of billings and $0.6 million in inventories and an increase of $0.5 million in billings in excess of costs and estimated profit, partially offset by a $0.2 million increase in accounts receivable and a decrease of approximately $1.6 million in accounts payable. The $1.3 million decrease in costs and estimated profit in excess of billings reflected the completion of a large commercial project that was in process at December 31, 2014. The decrease in inventories was primarily attributed to reduced commercial sales and production levels in the fourth quarter of 2015 compared with the fourth quarter of 2014. The increase in billings in excess of costs and estimated profit included approximately $0.4 million of billings at December 31, 2015 related to modules for a commercial project that was delivered in February 2016. The decrease in accounts payable resulted primarily from reduced production levels in the fourth quarter of 2015 compared with the fourth quarter of 2014, mainly due to lower commercial project sales.

Cash flows (used in) generated by investing activities. In 2016, cash flows used in investing activities was approximately $2.6 million, consisting primarily of the purchase of EBGL in October 2016 for approximately $3.0 million. This was partially offset by $0.3 million in earn-out payments received from BSA related to the transfer of our test handler product line to BSA in 2014. In 2015, cash flows generated by investing activities was approximately $1.2 million, consisting primarily of royalty payments received from BSA related to the transfer of our test handler product line to BSA in 2014.

Cash flows generated by financing activities. In 2016, cash flows generated by financing activities was approximately $6.2 million which included proceeds from the issuance of long-term debt of $5.0 million related to the EBGL acquisition loan of $3.0 million and $2.0 million of new promissory notes issued to LSV Co-Invest I, and net borrowings on the revolving lines of credit of approximately $3.8 million, partially offset by the principal payments made on our long-term debt of approximately $2.1 million and the payment of deferred financing costs of approximately $0.4 million. In 2015, cash flows generated by financing activities was approximately $2.4 million, which included approximately $2.9 million of net proceeds from a common stock rights offering completed in September 2015 in which we sold 1,019,746 shares of our common stock, and approximately $1.0 million received from the sale of a promissory note to LSVI to provide for our general working capital needs as described below and in Note 15 to our Notes to Consolidated Financial Statements, partially offset by approximately $1.6 million of debt payments.

Historically, we have supported our capital expenditure and working capital needs with cash generated from operations, debt financings and our existing cash and cash equivalents. We acknowledge that the Company continues to face a challenging operating environment and while we continue to focus on improving our overall profitability, we reported an operating loss for 2016. We have incurred significant operating losses in recent years, and, as of December 31, 2016, we had an accumulated deficit of approximately $80 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved over 2015, remains negative, which has required us to generate funds from investing and financing activities. Beginning in 2013, we implemented several strategic initiatives intended to stabilize the Company and return us to profitability, including the sale of our Reliability Test Products (“RTP”) product line in July 2013 and our test handler product line in April 2014. Also in April 2014, we acquired KBS because we believed there was significant growth opportunity in the modular housing industry. Additionally, in October 2016, we acquired EBGL because we believed there was significant growth opportunity in the structural wall panel, permanent wood foundation systems and local building supply business. These acquisitions provide ATRM with the potential to return to profitability. However, there can be no assurance that KBS or EBGL will generate sufficient revenue in the future to cover our expenses and allow us to achieve profitability, on a consistent basis or at all.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for over general working capital needs. As of December 31, 2016, we had outstanding debt totaling approximately $19.2 million. Our debt included (i) $2.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “KBS Loan Agreement”), $1.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”) and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (the “Acquisition Loan Agreement”), (ii) $4.3 million principal amount of unsecured promissory notes issued to LSVI and $6.8 million principal amount of unsecured promissory notes issued to LSV Co-Invest I, with interest payable semiannually and any unpaid principal and interest is due on April 1, 2019, and (iii) $0.7 million principal amount outstanding under an unsecured promissory note issued to the primary seller of KBS, payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. We also have obligations to make $1.0 million in deferred cash payments to the sellers of EBGL, payable in quarterly installments of $250,000, inclusive of interest, through October 1, 2017. Jeffrey E. Eberwein, our Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.

On February 23, 2016, we entered into the KBS Loan Agreement with Gerber Finance providing KBS with a credit facility with borrowing availability of up to $4.0 million, based on a formula tied to eligible accounts receivable, inventory, equipment and real estate of the borrowers. On that date, we made an initial draw of approximately $2.6 million. The initial term of the KBS Loan Agreement expires on February 22, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. The KBS Loan Agreement contains certain affirmative and negative covenants, including financial covenants requiring us to maintain a minimum leverage ratio at fiscal year end and not to incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowers’ obligations under the KBS Loan Agreement are secured by all of their property and assets and are guaranteed by the Company. Our obligations under our unsecured promissory notes are subordinate to the borrower’s obligations under the KBS Loan Agreement, pursuant to the terms of subordination agreements we entered into with Gerber Finance and the holders of our unsecured promissory notes as a condition to the extension of credit to the borrowers under the KBS Loan Agreement. At December 31, 2016, the outstanding balance on the KBS Loan Agreement was approximately $2.4 million.

On August 12, 2016, the Company, LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I unsecured promissory notes allowing the Company, at its sole option, to elect to make any interest payment in paid-in-kind interest (“PIK Interest”) at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period. The Company elected the PIK Interest option for the six-month period ended June 30, 2016. Accordingly, interest for the six months ended June 30, 2016, totaling $534,000 (calculated at the PIK Interest rate of 12%), was added to the balance of the LSVI and LSV Co-Invest I unsecured promissory notes.

On October 4, 2016, concurrently with the closing of the EBGL acquisition, we entered into the EBGL Loan Agreement with Gerber Finance providing EBGL with a working capital line of credit of up to $3.0 million. Availability under the EBGL Loan Agreement was based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment, and borrowings bore interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the EBGL Loan Agreement. Initially, availability under the EBGL Loan Agreement was limited to $1.0 million, which amount could be increased to up to $3.0 million in increments of $500,000 upon the request of the borrowers and in the discretion of Gerber Finance. The initial term of the EBGL Loan Agreement was set to expire on October 3, 2018, but extending automatically for additional one-year periods unless a party provided prior written notice of termination. The borrowers’ obligations under the EBGL Loan Agreement were secured by all of their property and assets and were guaranteed by the Company and its other subsidiaries. At December 31, 2016, the outstanding balance on the EBGL Loan Agreement was approximately $1.0 million.

Additionally, on October 4, 2016, concurrently with the closing of the EBGL acquisition, we entered into the Acquisition Loan Agreement with Gerber Finance providing EBGL with $3.0 million in financing for the acquisition. Borrowings under the Acquisition Loan Agreement bear interest at the prime rate plus 3.00%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Acquisition Loan Agreement. The initial term of the Acquisition Loan Agreement expires on December 31, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. The borrowers’ obligations under the Acquisition Loan Agreement are secured by all of their property and assets and are guaranteed by the Company and its other subsidiaries. At December 31, 2016, the outstanding balance on the Acquisition Loan Agreement was $3.0 million.

In addition, on October 4, 2016, we entered into a securities purchase agreement with LSV Co-Invest I, pursuant to which we issued to LSV Co-Invest I an unsecured promissory note made by the Company in the principal amount of $2.0 million in exchange for $2.0 million in cash, to provide additional working capital for ATRM.

At the applicable test dates, we were not in compliance with the following financial covenants: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2016, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2016 was $3.2 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber, within 105 days from the fiscal year ended December 31, 2016. In August 2017, Gerber Finance provided us with a waiver for these events. Based upon information available to us as of September 13, 2017, we believe we will be in compliance with the financial covenant requiring no net annual post-tax loss for KBS at future test dates. However, it is likely that we will not be in compliance with the minimum leverage ratio covenant as of the next future test date. If we fail to comply with any financial covenant under our loan agreements with Gerber Finance going forward, under certain circumstances after a cure period, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

On June 30, 2017, EBGL entered into a Revolving Credit Loan Agreement (the “Premier Loan Agreement”) with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the EBGL Loan Agreement, which was terminated on the same date. Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on June 30, 2018, but may be extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.

On June 30, 2017, we entered into an amendment to the asset purchase agreement, dated as of October 4, 2016 (as amended, the “EBGL APA”), providing for our acquisition of EBGL. Under this amendment, EBGL and the sellers of EBGL replaced EBGL’s obligations to pay certain deferred and contingent earn-out payments thereunder with set monthly payments totaling $1.8 million, payable in the amount of $100,000 per month (with an initial $200,000 payment made in July 2017).

During 2015, 2016 and into 2017, we implemented several strategic initiatives, effected certain actions and continue to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

•	KBS’s strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings;
•	KBS’s efforts to improve operating efficiencies, including reconfiguring the South Paris factory to increase production, investments in automated equipment to reduce labor costs, implementing lean manufacturing techniques, and elimination of duplicate overhead costs through the shut-down of the Waterford factory;
•	Reduction in KBS workforce including manufacturing, sales, engineering and front-office staff;
•	KBS is exploring opportunities to monetize the Waterford facility, including a potential sale or lease to a third party;
•	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $100,000 per month of cash flows to be used for operations;
•	In October 2016, the Company acquired the EBGL businesses, which we believe will generate net income and positive cash flows for the Company;
•	As disclosed in Note 15 to the Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K, we amended certain of our debt agreements to allow the Company to pay interest in-kind on approximately $11 million of our debt, reducing strain on current cash flows;
•	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;
•	As disclosed above and in Note 25 to the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K, we refinanced one line of credit and certain debt agreements to obtain more favorable lending and payment terms and reduced total fees paid under these agreements; and
•	We continue to look for opportunities to refinance our debt on more favorable terms.

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed have already occurred or are probable of occurring, and mitigate the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the 12 months from the issuance of the consolidated financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to continue operations. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. In addition, these losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans.

There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, to avoid liquidity issues and/or fund operations beyond this fiscal year. Our inability to generate funds from our operations and/or obtain financing sufficient to satisfy our payment obligations may result in our obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

We intend to pursue new financing at the parent level to replace a portion of our existing debt and to provide for our general working capital needs. There can be no assurance we will be successful in obtaining such new financing, on terms favorable to us or at all. Until such time as we obtain additional financing, we may be dependent on LSVI and LSV Co-Invest I, or other third parties, to provide for our general working capital needs. Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. In 2014, 2015, 2016, and to date in 2017, LSVM has provided financial support in the form of financing through various debt agreements disclosed in Note 15 to the Notes to Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K. Based on the previous commitments, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 or 2015.

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

Revenue Recognition

KBS manufactures both single-family residential homes as well as commercial structures. Commercial structures, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Since mid-2014, most of KBS’s commercial contracts provide that it only manufactures, delivers and sets the modular units on the foundation, with little or no final on-site work required of KBS (which includes on-site electrical, plumbing or heating and air conditioning services). Generally, KBS’s contracts for residential homes do not include site work, which is typically performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

EdgeBuilder manufactures structural wall panels and permanent wood foundations pursuant to commercial construction contracts. These wall panels and wood foundation systems are manufactured in EdgeBuilder’s factory and delivered to its customers’ construction sites in accordance with the contractual delivery schedule. Many of EdgeBuilder’s wall panel construction contracts span multiple months.

We recognize revenue for modular units and site work, as well as structural wall panels and wood foundations, using the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules or panels delivered in accordance with the terms of the contract and cost-to-cost method with cost determined based on costs incurred to date related to each contract. Sales tax billed to customers is excluded from revenue. Transportation and freight billed to customers is recorded as revenue and the related costs are included in cost of sales. The current asset “Costs and estimated profit in excess of billings” represents revenues recognized in excess of amounts billed and the current liability “Billings in excess of costs and estimated profit” represents billings in excess of revenues recognized.

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

Glenbrook is a retail supplier of lumber and other building supplies. We recognize revenue from Glenbrook’s retail sales at the point of sale.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year.

Impairment of Long-Lived Assets with Finite Lives

Long-lived assets held and used by us which have finite lives, including property, plant and equipment and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in our consolidated statements of operations during the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2016 or 2015.

Contingent Earn-Outs

We record contingent earn-outs received in business divestitures and contingent earn-outs given in acquisitions at estimated fair value and re-assess the fair value quarterly. Adjustments to fair value are recorded in current period earnings. We determine the fair value of contingent earn-out consideration (both receivable and payable) using discounted cash flow techniques based on all information available to us at the time, including estimates, assumptions and judgments we believe to be reasonable under the circumstances. Actual amounts realized or paid may differ from those estimated.

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

The information required by this Item is included in our consolidated financial statements and the report of our independent registered public accounting firm, which are included in this Form 10-K beginning on page F-1. The index to this report and the consolidated financial statements is included in Item 15(a)(1) below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with oversight by the Company’s Board of Directors (the “Board”), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Description of Material Weaknesses

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations above and in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K, in April 2014 we acquired the assets and assumed certain liabilities related to the operations of KBS and subsequently, in October 2016, we acquired certain assets related to the operations of EBGL. Prior to the acquisitions, the KBS and EBGL operations were privately-owned businesses with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Specifically, material weaknesses existed in KBS’s and EBGL’s financial reporting processes with respect to (1) control over accounts payable cut-offs, (2) inventory accounting, (3) contract accounting and (4) inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

Remediation of Material Weaknesses

We are working to remediate these material weaknesses. Since the April 2014 acquisition of KBS, we have implemented organizational changes to strengthen the accounting and other administrative functions at KBS and improvements in processes, procedures and controls, including in the areas of payroll processing, contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In January 2016, we installed a new management information system at KBS that we believe, when fully implemented, will significantly improve our reporting and controls. At EBGL, we are in the process of implementing improvements in internal processes, procedures and controls and establishing regular reporting and routine management oversight. EBGL is in the process of upgrading its financial management information system which is expected to be fully operational by the end of 2017. The upgrade of the old system, which was over 20 years old, will significantly improve EBGL’s financial reporting capabilities and provide enhanced controls.

Although significant progress has been made in improving the controls at KBS, additional time is required to fully develop adequate processes, procedures and controls and to determine whether such processes and controls are effective. At EBGL, the improvements are at an early state, so we expect it will take significant additional time to fully develop and implement an adequate system of internal controls. We will continue to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies at KBS and EBGL discussed above, we determined that we have material weaknesses in our internal control over financial reporting. We are working to remediate these material weaknesses as discussed above.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position

Jeffrey E. Eberwein	47	Chairman of the Board

Daniel M. Koch	63	President, Chief Executive Officer and Director

Stephen A. Clark	49	Chief Financial Officer, Treasurer and Secretary

Morgan P. Hanlon	52	Director

Alfred John Knapp, Jr.	66	Director

Galen Vetter	65	Director

Jeffrey E. Eberwein joined our Board in January 2013 and became Chairman in November 2013. In addition to his service to the Company, he has 25 years of Wall Street experience and is CEO of Lone Star Value Management, LLC (referred to herein as LSVM), a U.S. registered investment company. Prior to founding LSVM in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein serves as Chairman of the board of three other public companies: Digirad Corporation (NASDAQ: DRAD), a medical imaging Company; Ameri Holdings, Inc. (OTC: AMRH), an IT services company; and Hudson Global Inc. (NASDAQ: HSON), a global recruitment company. In addition, Mr. Eberwein serves as the executive director of Novation Companies, Inc. (OTC: NOVC), a healthcare staffing company. Mr. Eberwein served on the boards of Crossroads Systems, Inc. (OTC: CRDS), a data storage company, from April 2013 to May 2016; The Goldfield Corporation (NYSE:GV), a company in the electrical construction industry, from May 2012 to May 2013; On Track Innovations Ltd. (NASDAQ: OTIV), a smart card company, from December 2012 to December 2014; and NTS, Inc. (previously listed NYSE: NTS), a broadband services and telecommunications company, from December 2012 until its sale to a private equity firm in June 2014. Previously, Mr. Eberwein also served on the board of Hope for New York, a charitable organization dedicated to serving the poor in New York City, from 2011 to 2014, where he was the Treasurer and on its Executive Committee. Mr. Eberwein earned an Masters of Business Administration from The Wharton School, University of Pennsylvania, and a Bachelor of Business Administration degree with High Honors from The University of Texas at Austin. The Board believes that Mr. Eberwein’s qualifications to serve on the Board include his expertise in finance and experience in the investment community.

Daniel M. Koch has served as our President and Chief Executive Officer and on our Board since November 2013. Previously, Mr. Koch served as our vice president – marketing since October 2012. From September 2010 to September 2012, Mr. Koch served as a Senior Account Manager for Delta Design – Rasco, a manufacturer of test handlers. From March 1991 to August 2010, Mr. Koch served as our vice president – worldwide sales. From March 1990 to March 1991, Mr. Koch served as the vice president of sales of Summation, Inc., a company involved with the testing of PC boards. From December 1973 to March 1990, Mr. Koch served in various sales positions and most recently as vice president of sales of Micro Component Technology, Inc. Mr. Koch’s extensive experience in sales and general management and knowledge of our products, our markets and our customers is invaluable to our Board.

Stephen A. Clark has served as our Chief Financial Officer since September 2016, and previously served as our Interim Chief Financial Officer since joining the Company in June 2016. Mr. Clark has over 25 years of business, accounting and finance experience. Prior to joining the Company, Mr. Clark worked as a consultant for several companies in a variety of industries. Mr. Clark previously served as Vice President and Controller of Leaf River Energy Center, LLC, a natural gas storage company, from March 2013 to August 2014. Prior to that, from May 2002 to March 2013, Mr. Clark served as Executive Director of Finance of Long Island Power Authority, a $3 billion electric utility company servicing Long Island, New York. Mr. Clark began his career at PricewaterhouseCoopers, a certified public accounting firm, working in the Audit and Business Advisory Services group and the Transaction Services group from September 1990 to June 2000. Mr. Clark is a certified public accountant (inactive) and holds a Bachelor of Science in Accounting from Syracuse University and a Masters of Business Administration from Fairfield University.

Morgan P. Hanlon has served on our Board since April 2014. Mr. Hanlon is the founder and since 2006 has served as the Managing Member of Casey Real Estate Investment, LLC, Casey Property Management, LLC and PhilMor Real Estate Investments, LLC, which acquire, own and operate commercial real estate, primarily in the self-storage and multi-family sectors. Previously, Mr. Hanlon held investment banking positions with Wells Fargo Securities and Morgan Stanley. Mr. Hanlon earned a Bachelor of Science from the United States Military Academy at West Point and an Masters of Business Administration from the University of Pennsylvania, Wharton Graduate School of Business. Mr. Hanlon brings to the Board financial and investment expertise and experience, as well as business analysis acumen and advanced financial literacy.

Alfred John Knapp, Jr. has served on our Board since April 2014 and previously served on our Board from January 2013 to March 2013. Mr. Knapp has served as the President, Chief Executive Officer and principal shareholder of Andover Group, Inc. since 1978. Andover’s two main business lines are real estate development and investment management. He also is a Partner at CCM Opportunistic Partners, an investment fund that invests with emerging managers. Previously, Mr. Knapp served as the Chief Executive Officer and a director of ICO, Inc., a resin processor, from October 2005 to April 2010, when ICO was acquired by A. Schulman, Inc. Since 2015, Mr. Knapp has served as a director for Vaalco Energy, Inc. (NYSE: EGY), a petroleum and natural gas exploration and production company, where he is chairman of the audit committee. Previously, he has served as a director of On Track Innovations Ltd. (NASDAQ: OTIV), a company principally engaged in the design and development of cashless payment solutions, December 2012 through December 2016. Mr. Knapp is a Chartered Financial Analyst and has served as a trustee of Annunciation Orthodox School in Houston, and is currently a trustee of the Armand Bayou Nature Center. Mr. Knapp is an honors graduate of Williams College. Mr. Knapp’s extensive corporate and business strategy experience makes him a valuable asset to the Board.

Galen Vetter joined our Board in January 2013. He is currently a private investor and professional corporate director. In his career, Mr. Vetter served as president of Rust Consulting, Inc. (December 2008 to May 2012), as global chief financial officer of Franklin Templeton Investment Funds (April 2004 to November 2008) and in numerous roles at McGladrey (June 1973 to March 2004). In addition to our Board, Mr. Vetter currently serves as a member on the Advisory Board of Directors of Land O’Lakes and serves on the board of Alerus Financial and Hill Capital Corporation. Previously, he served on the board of Crossroads Systems, Inc. (OTC: CRDS). Mr. Vetter is a licensed certified public accountant (inactive). Mr. Vetter is a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. Mr. Vetter received his Bachelor of Science degree from the University of Northern Iowa. Mr. Vetter brings to our Board diverse management experience including financial, analytical, information management, strategy and team development. In addition to Mr. Vetter’s extensive financial experience, our Board benefits from Mr. Vetter’s enterprise risk management and international business experience.

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

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Hanlon, Knapp and Vetter. Mr. Vetter currently serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC rules, based on their past business experience and financial certifications. The Audit Committee charter is posted in the “About Us – Governance” section of our website at www.atrmholdings.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Hanlon, Knapp and Vetter. Mr. Knapp currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “About Us – Governance” section of our website at www.atrmholdings.com.

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

Involvement in Certain Legal Proceedings

LSVM and our director Jeffrey Eberwein are each subject to a SEC administrative order, dated February 14, 2017 (Securities Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that Mr. Eberwein violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, (i) LSVM agreed to cease and desist from committing or causing any violations of Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder, and paid a civil penalty of $120,000 to the SEC and (ii) Mr. Eberwein agreed to cease and desist from committing or causing any violations of (x) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (y) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and paid a civil penalty to the SEC in the amount of $90,000.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2016 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2016 and December 31, 2015 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Total ($)
Daniel M. Koch	2016	240,000	14,500	(2)	254,500
President and Chief Executive Officer	2015	193,435	44,800	(3)	238,235

Stephen A. Clark(4)	2016	107,917	14,500	(2)	122,417
Chief Financial Officer, Treasurer and Secretary	2015	—	—		—

Paul H. Askegaard(5)	2016	180,000	14,500	(2)	194,500
Former Chief Financial Officer	2015	162,396	44,800	(3)	197,196

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718, “Compensation - Stock Compensation.”

(2)	Represents the grant date fair value of a restricted stock grant of 10,000 shares of common stock awarded on October 19, 2016. These shares vest on October 19, 2017.

(3)	Represents the grant date fair value of a restricted stock grant of 10,000 shares of common stock awarded on June 5, 2015. These shares vested on June 5, 2016.

(4)	Mr. Clark’s employment with the Company commenced on June 1, 2016 as the Company’s Interim Chief Financial Officer. He was appointed as the Company’s Chief Financial Officer effective as of September 7, 2016.

(5)	Mr. Askegaard retired from his position as Chief Financial Officer effective June 1, 2016. He remained working with the Company and its subsidiaries in other capacities for a transition period.

Employment Agreements

Each of the Company’s current executive officers, Messrs. Koch and Clark, is an employee “at will” and does not have an employment agreement with the Company. Mr. Askegaard also was an employee “at will” and did not have an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Daniel M. Koch	5,500	(1)	—	6.10	11/1/2017
						10,000	(4)	17,000

Stephen A. Clark	—		—	—	—	10,000	(4)	17,000

Paul H. Askegaard	5,500	(2)	—	7.75	3/19/2017
	2,500	(3)	—	5.20	11/20/2017
						10,000	(4)	17,000

(1)	The stock option was granted on November 1, 2012 and became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Koch’s change of control agreement.

(2)	The stock option was granted on March 19, 2012 and became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(3)	The stock option was granted on November 20, 2012 and became fully exercisable effective March 13, 2013 as a result of an agreement we entered into with an activist shareholder group that triggered an accelerated vesting provision in Mr. Askegaard’s change of control agreement.

(4)	Represents the unvested portion of a restricted stock grant that was awarded on October 19, 2016 under the 2014 Incentive Plan. These shares will vest on October 19, 2017.

(5)	Based on the closing share price on December 30, 2016 of $1.70.

Potential Payments Upon Termination or Change-in-Control

We are party to a Change of Control Agreement (a “Change of Control Agreement”) with Mr. Koch providing for severance pay and other benefits in the event of a change of control. The Change of Control Agreement provides for severance payments of two times the executive’s annual base salary in the event the executive’s employment is terminated, either voluntarily with “good reason” or involuntarily, during the two-year period following a change of control. The severance payments are to be made over 24 months following the date of employment termination according to our regular payroll practices and policies. An executive receiving severance payments is also entitled to reimbursement of the employer portion of group medical and group dental premiums under COBRA continuation coverage. The Change of Control Agreement also provides for immediate vesting of all of the executive’s unvested options outstanding upon a change of control.

For purposes of the Change of Control Agreement, a change of control is deemed to occur upon:

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

Compensation of Non-Employee Directors

For our fiscal year ended December 31, 2016 there was no cash or non-cash compensation awarded to our directors, other than our named executive officers.

At the present time, our directors receive no cash compensation for their services as members of the Board, although their out-of-pocket expenses incurred on our behalf are reimbursed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 22, 2017, by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;
●	each of our directors and named executive officers; and
●	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise set forth below, the address of the persons listed below is c/o ATRM Holdings, Inc., 5215 Gershwin Avenue N., Oakdale, Minnesota 55128, and each of the persons listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of Beneficial Owner	Number of Shares of Common Stock		Percentage of Outstanding Common Stock(1)
5% or Greater Shareholders
Lone Star Value Investors, LP	1,067,885	(2)	44.6%

Directors and Named Executive Officers
Jeffrey E. Eberwein	1,087,885	(3)	45.4%
Daniel M. Koch	29,010	(4)	1.2%
Stephen A. Clark	10,000	(5)	*
Morgan P. Hanlon	10,000		*
Alfred John Knapp, Jr.	10,000		*
Galen Vetter	20,185		*
Paul H. Askegaard	33,000	(6)	1.4%
All executive officers and directors as a group (seven persons)(7)	1,200,080	(7)	49.8%

* Represents holdings of less than 1% of shares outstanding.

(1)	The applicable percentage of ownership for each beneficial owner is based on 2,396,219 shares of common stock outstanding as of September 22, 2017. Shares of our common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)	Represents 1,067,885 shares of common stock owned directly by LSVI. LSVGP as the general partner of LSVI, LSVM as the investment manager of LSVI, and Jeffrey E. Eberwein as the manager of LSVGP and sole member of LSVM, may be deemed the beneficial owner of the securities owned by LSVI. LSVGP, LSVM and Mr. Eberwein disclaim beneficial ownership of such securities, except to the extent of his or its pecuniary interest therein. The principal business address of LSVI is 53 Forest Avenue, 1st Floor, Old Greenwich, Connecticut 06870.

(3)	Represents 10,000 shares of common stock owned directly by Mr. Eberwein, 1,067,885 shares of common stock owned directly by LSVI, and 10,000 shares of common stock held in an account managed by LSVM (“Separately Managed Account I”). LSVGP as the general partner of LSVI, LSVM as the investment manager of LSVI, and Jeffrey E. Eberwein as the manager of LSVGP and sole member of LSVM, may be deemed the beneficial owner of the securities owned by LSVI. LSVM as the investment manager of Separately Managed Account I, and Mr. Eberwein as the sole member of LSVM, may be deemed the beneficial owner of the securities held in Separately Managed Account I. Mr. Eberwein disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.

(4)	Includes 10,000 restricted shares of common stock and 5,500 shares of common stock issuable upon exercise of options.

(5)	Represents 10,000 restricted shares of common stock.

(6)	Includes 10,000 restricted shares of common stock and 8,000 shares of common stock issuable upon exercise of options.

(7)	Includes 30,000 restricted shares of common stock and 13,500 shares of common stock issuable upon exercise of options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	27,500	(2)	$6.88	(3)	310,000	(4)

Equity compensation plans not approved by security holders	—		—		—

Total	27,500		$6.88		310,000

(1)	These equity compensation plans consist of our 2003 Stock Incentive Plan and our 2014 Incentive Plan. Our 2003 Stock Incentive Plan expired on February 28, 2013.

(2)	Represents options to purchase 27,500 shares of common stock issued under our 2003 Stock Incentive Plan.

(3)	Represents the weighted-average exercise price of the outstanding options issued under our 2003 Stock Incentive Plan.

(4)	Represents 310,000 shares of common stock available for issuance under our 2014 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions and Certain Relationships

Jeffrey E. Eberwein and Lone Star Value

As of September 22, 2017, Jeffrey E. Eberwein, our Chairman of the Board, may be deemed to beneficially own 1,087,885 shares of our common stock, including 1,067,885 shares of our common stock owned directly by LSVI, constituting approximately 45% of our outstanding shares. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI.

As of December 31, 2016, we had outstanding the following unsecured promissory notes made for the benefit of LSVI and LSV Co-Invest I:

●	$4.3 million principal amount outstanding under an unsecured promissory note, dated April 1, 2014, issued to LSVI;
●	$2.7 million principal amount outstanding under an unsecured promissory note, dated July 21, 2014, issued to LSV Co-Invest I;
●	$2.1 million principal amount outstanding under an unsecured promissory note, dated September 19, 2014, issued to LSV Co-Invest I; and
●	$2.0 million principal amount outstanding under an unsecured promissory note, dated October 4, 2016, issued to LSV Co-Invest I.

Additionally, we issued a $1.0 million unsecured promissory note to LSVI on February 25, 2015, which was repaid on September 21, 2015, and a $0.5 million unsecured promissory note to LSV Co-Invest I on March 31, 2017, which remains outstanding. ATRM’s issuance of each of the promissory notes to LSVI and LSV Co-Invest I was approved by a Special Committee of our Board consisting solely of independent directors.

Interest on these notes is payable semiannually and any unpaid principal and interest is due on April 1, 2019. On August 12, 2016, the Company, LSVI and LSV Co-Invest I amended the then-existing notes to allow the Company, at its sole option, to elect to make any interest payment in PIK Interest at an effective rate of 12% per annum (versus the 10% interest rate applied to cash payments) for that period. The subsequently issued notes provide for PIK Interest payment options, subject to certain conditions, at an effective rate of 12% per annum. During 2016, the Company elected to exercise the PIK Interest option for the six-month interest period ended June 30, 2016, which resulted in $534,000 of PIK Interest being added to the principal balance of the LSVI and LSV Co-Invest I promissory notes. Subsequent to December 31, 2016, the Company elected the PIK Interest option for the six-month interest period ended December 31, 2016 and the six-month interest period ended June 30, 2017, which resulted in an additional $1.3 million of PIK Interest being added to the principal balance of the promissory notes.

Subsequent to December 31, 2016, on March 31, 2017, ATRM entered into an additional Securities Purchase Agreement with LSV Co-Invest I. Pursuant to this agreement, LSV Co-Invest I purchased for $0.5 million in cash, an unsecured promissory note dated March 31, 2017, made by ATRM in the principal amount of $0.5 million. The note bears interest at 10.0% per annum, with interest payable semiannually in January and July; provided, however, LSV Co-Invest I may elect to receive any PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Except for the principal amount and the PIK Interest feature, the terms of this promissory note are identical to the terms of the previous LSV Co-Invest I promissory notes and the LSVI Promissory Note.

We are party to a Registration Rights Agreement (the “Registration Rights Agreement”) with LSVI, providing LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to 107,297 shares of common stock issued upon the conversion of a convertible promissory note held by LSVI in 2014.

Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company as it pursues new financing as discussed in more detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

LSVI and LSV Co-Invest I are party to subordination agreements with ATRM and Gerber Finance pursuant to which LSVI and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber Finance. Additionally, as a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier Bank, absolutely and unconditionally guaranteeing all of the borrowers’ obligations.

Procedures for Review and Approval of Transactions with Related Parties

All transactions between us and any of our officers, directors, director nominees, principal shareholders or their immediate family members are required to be reviewed and approved by the Audit Committee. Such policy and procedures are set forth in the Audit Committee charter.

Director Independence

The Board has determined that all of our non-employee directors other than Mr. Eberwein are independent within the meaning of the SEC rules. The Board has also determined that all directors serving on the Audit Committee, the Compensation Committee, and the Nomination and Corporate Governance Committee are independent within the meaning of SEC rules with respect to membership on each such committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Boulay PLLP, our independent registered public accounting firm, for fiscal years 2016 and 2015. There were no other professional services rendered or fees billed by Boulay PLLP for fiscal years 2016 and 2015.

Services Rendered	2016	2015
Audit Fees(1)	$179,429	$113,000
Audit-Related Fees(2)	2,075	1,220
Tax Fees(3)	18,130	32,438
All Other Fees(4)	114,092	37,841

(1)	These fees include the audits of our annual consolidated financial statements for fiscal years 2016 and 2015 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q and 10-Q/A for fiscal years 2016 and 2015.

(2)	These fees are related to consultations regarding revenue recognition in 2015.

(3)	These fees are related to the preparation of our 2015 and 2014 federal and state income tax returns and consultations regarding Section 382 of the Code.

(4)	These fees are related to the audits of the historical financial statements of an acquired business.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firms are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firms in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Boulay PLLP in fiscal year 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements of Registrant.

The following Consolidated Financial Statements of ATRM Holdings, Inc. and the Independent Registered Public Accounting Firm’s Report thereon are included herein:

2. Financial Statement Schedule of Registrant.

None.

3. Exhibits.

The exhibits to this Form 10-K are listed in the Exhibit Index of this Form 10-K.

If you are one of our shareholders and you want a copy of any of the exhibits listed or referred to in the Exhibit Index, we will furnish it to you at a reasonable cost upon your written request sent to ATRM Holdings, Inc., 5215 Gershwin Avenue N., Oakdale, Minnesota 55128, Attn.: Shareholder Relations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ATRM Holdings Inc.

We have audited the accompanying consolidated balance sheets of ATRM Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. ATRM Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATRM Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Minneapolis, Minnesota
September 15, 2017

ATRM Holdings, Inc.

Consolidated Statements of Operations

Year Ended December 31,	2016	2015
Net sales	$28,156,111	$25,631,527
Costs and expenses:
Cost of sales	26,588,700	25,982,130
Selling, general and administrative expenses	4,648,483	5,082,415
Goodwill impairment charge	1,732,804	—
Total costs and expenses	32,969,987	31,064,545
Operating Loss	(4,813,876)	(5,433,018)
Other income (expense):
Interest expense, net	(1,675,676)	(1,396,542)
Change in fair value of contingent earn-outs	(26,878)	(190,681)
Settlement gain	—	3,686,628
Loss before income taxes	(6,516,430)	(3,333,613)
Income tax expense	(7,900)	(6,000)
Net loss	$(6,524,330)	$(3,339,613)

Net loss per share – basic and diluted	$(2.88)	$(2.26)

Weighted average common shares outstanding
– basic and diluted	2,264,798	1,479,825

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Balance Sheets

December 31,	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,246,696	$624,070
Restricted cash	150,000	—
Accounts receivable, net of allowance for doubtful accounts of $96,000 and $370,000 at December 31, 2016 and 2015, respectively	2,603,549	2,562,999
Costs and estimated profit in excess of billings	1,045,045	471,539
Inventories	1,404,445	1,241,074
Fair value of contingent earn-out receivable, current	359,000	329,000
Other current assets	237,896	173,028
Total current assets	7,046,631	5,401,710

Property, plant and equipment:
Land	857,700	857,700
Buildings and improvements	2,795,151	2,787,089
Equipment	1,507,809	1,342,001
Less: accumulated depreciation and amortization	(767,545)	(534,500)
Property, plant and equipment, net	4,393,115	4,452,290

Fair value of contingent earn-out receivable, noncurrent	202,000	548,000
Goodwill	3,019,637	1,732,804
Intangible assets, net	2,116,651	1,355,001
Total assets	$16,778,034	$13,489,805

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$3,419,924	$—
Current portion of long-term debt	1,675,149	1,104,614
Trade accounts payable	3,776,330	3,490,842
Billings in excess of costs and estimated profit	652,150	764,517
Accrued compensation	406,620	104,023
Fair value of contingent earn-out payable	966,721	—
Other accrued liabilities	2,264,303	1,985,169
Total current liabilities	13,161,197	7,449,165

Long-term debt, less current portion	14,068,511	10,251,822
Deferred income taxes	18,900	13,000

Commitments and contingencies (see Notes 16 and 17)

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,366,219 and 2,206,219 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,366	2,206
Additional paid-in capital	69,702,342	69,424,564
Accumulated deficit	(80,175,282)	(73,650,952)
Total shareholders’ deficit	(10,470,574)	(4,224,182)
Total liabilities and shareholders’ deficit	$16,778,034	$13,489,805

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

	Common Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2014	1,186,473	$1,186	$66,335,511	$(70,311,339)	$(3,974,642)
Sale of common stock	1,019,746	1,020	2,935,506	—	2,936,526
Share-based compensation expense	—	—	153,547	—	153,547
Net loss	—	—	—	(3,339,613)	(3,339,613)
Balance, December 31, 2015	2,206,219	2,206	69,424,564	(73,650,952)	(4,224,182)
Share-based compensation expense	60,000	60	128,878	—	128,938
Issuance of stock – EBGL acquisition	100,000	100	148,900	—	149,000
Net loss	—	—	—	(6,524,330)	(6,524,330)
Balance, December 31, 2016	2,366,219	$2,366	$69,702,342	$(80,175,282)	$(10,470,574)

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2016	2015
Cash flows from operating activities:
Net loss	$(6,524,330)	$(3,339,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	633,026	649,728
Amortization expense, deferred financing costs	126,290	—
Share-based compensation expense	128,938	153,547
Provision for (recovery of) bad debts	(66,844)	481,921
Write-down of inventories	—	86,016
Settlement gain	—	(3,686,628)
Facility expense accrual credit	—	(53,834)
Loss on sale of equipment	24,832	9,168
Deferred income taxes	5,900	13,000
Change in fair value of contingent earn-out receivable	3,631	190,681
Goodwill impairment charge	1,732,804	—
Change in fair value of contingent earn-out payable	23,247	—
Imputed interest on seller deferred payment obligations	22,865	—
Paid-in-kind (PIK) interest	534,000	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	26,294	(241,404)
Costs and estimated profit in excess of billings	(480,152)	1,319,237
Inventories	734,272	609,226
Other current assets	(61,891)	(55,994)
Trade accounts payable	230,488	(1,637,513)
Billings in excess of costs and estimated profit	(143,203)	476,935
Accrued compensation	262,349	20,041
Other accrued liabilities	(40,805)	7,567
Net cash used in operating activities	(2,828,289)	(4,997,919)
Cash flows from investing activities:
Proceeds from earn-out consideration	312,369	1,232,319
Purchase of property and equipment	(72,453)	(50,943)
Proceeds from sale of equipment	109,000	13,187
Purchase of business, net of cash acquired	(2,959,752)	—
Net cash (used in) provided by investing activities	(2,610,836)	1,194,563
Cash flows from financing activities:
Net proceeds from sale of common stock	—	2,936,526
Proceeds from issuance of long-term debt	5,000,000	1,059,025
Proceeds from revolving lines of credit	27,844,341	—
Principal repayments on revolving lines of credit	(24,090,129)	—
Principal payments on long-term debt	(2,110,453)	(1,563,974)
Payment of deferred financing costs	(432,008)	—
Net cash provided by financing activities	6,211,751	2,431,577
Net increase (decrease) in cash, cash equivalents and restricted cash	772,626	(1,371,779)
Cash, cash equivalents and restricted cash at beginning of year	624,070	1,995,849
Cash, cash equivalents and restricted cash at end of year	$1,396,696	$624,070

Supplemental cash flow information:
Cash paid for interest expense	$857,061	$1,104,642
Deferred financing costs recorded in accounts payable	55,000	—
Acquisition of equipment - financed by note payable	26,430	—
Settlement agreement:
- reduction of note payable to seller	—	3,225,783
- forgiveness of accrued interest	—	460,845
Promissory note payable to EBGL Sellers issued as partial consideration for purchase of business	940,812	—
Contingent earn-out payable to EBGL Sellers as partial consideration for purchase of business	943,474	—
Accrued purchase price adjustment paid to EBGL Sellers in January 2017	218,447	—
Issuance of restricted stock to EBGL Sellers as partial consideration for purchase of business	149,000	—

Assets acquired and liabilities assumed in connection with purchase of business:
Costs and estimated profit in excess of billings	$93,354	$—
Inventories	897,643	—
Other current assets	2,977	—
Property, plant and equipment	289,450	—
Goodwill	3,019,637	—
Intangible assets	1,081,000	—
Billings in excess of costs and estimated profit	(30,836)	—
Accrued compensation	(40,248)	—
Accrued liabilities	(101,492)	—
Purchase price	$5,211,485	$—

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1: BUSINESS DESCRIPTION

Unless the context otherwise requires, references in the Notes to Consolidated Financial Statements to (i) “ATRM,” the “Company,” “we,” “us” and “our,” refer to ATRM Holdings, Inc. and its consolidated subsidiaries, (ii) “KBS” refers to our modular housing manufacturing business operated by our wholly-owned subsidiary KBS Builders, Inc. and (iii) “EBGL” refers to our Minnesota-based operations including Glenbrook Building Supply, Inc. (“Glenbrook”), a retail supplier of lumber and other building supplies, and EdgeBuilder, Inc. (“EdgeBuilder”), a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products.

Through our wholly-owned subsidiaries, KBS, Glenbrook and EdgeBuilder, we manufacture modular buildings for commercial and residential applications in production facilities located in South Paris and Waterford, Maine, operate a retail lumber yard located in Oakdale, Minnesota, and manufacture structural wall panels, permanent wood foundation systems and other engineered wood products for use in construction of commercial and residential buildings in a production facility located in Prescott, Wisconsin.

Our previous wholly-owned subsidiary, Maine Modular Haulers, Inc. (“MMH”) was used to provide transportation, logistics and other related services for the transportation of KBS’s completed modular buildings. In 2016, the Company decided that the shipping of KBS’s modular buildings could be done more efficiently and more economically on an outsourced basis. Under the outsourced model, KBS now directly coordinates the transportation and logistics of the delivery of its modular buildings and contracts with third-party hauling companies to transport the modules. As part of the decision to move to an outsourced transportation model, we disposed of MMH’s trucks to an unrelated third party and the frames (trailers) were transferred (at book value) to KBS from MMH. MMH was officially dissolved on March 21, 2017.

The Company’s corporate headquarters is located at the Glenbrook location in Oakdale, Minnesota, a suburb of St. Paul.

NOTE 2: FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We acknowledge that the Company continues to face a challenging operating environment and while we continue to focus on improving our overall profitability, we reported an operating loss for 2016. We have incurred significant operating losses in recent years and, as of December 31, 2016, we had an accumulated deficit of approximately $80 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved over 2015, remains negative, which has required us to generate funds from investing and financing activities. At December 31, 2016, we had outstanding debt of approximately $19.2 million.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2016, we had outstanding debt totaling approximately $19.2 million. Our debt included (i) $2.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) (the “KBS Loan Agreement”), $1.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”) and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (the “Acquisition Loan Agreement”), (ii) $4.3 million principal amount of unsecured promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and $6.8 million principal amount of unsecured promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), with interest payable semiannually and any unpaid principal and interest is due on April 1, 2019, and (iii) $0.7 million principal amount outstanding under an unsecured promissory note issued to the primary sellers of KBS, payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. We also have obligations to make $1.0 million in deferred cash payments to the sellers of EBGL, payable in quarterly installments of $250,000, inclusive of interest, through October 1, 2017. Jeffrey E. Eberwein, our Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

On February 23, 2016, we entered into a loan and security agreement (the “KBS Loan Agreement”) with Gerber Finance providing KBS with a credit facility with borrowing availability of up to $4.0 million, based on a formula tied to eligible accounts receivable, inventory, equipment and real estate of the borrowers. On that date, we made an initial draw of approximately $2.6 million. The initial term of the KBS Loan Agreement expires on February 22, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. The KBS Loan Agreement contains certain affirmative and negative covenants, including financial covenants requiring us to maintain a minimum leverage ratio at fiscal year end and not to incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowers’ obligations under the KBS Loan Agreement are secured by all of their property and assets and are guaranteed by the Company. Our obligations under our unsecured promissory notes are subordinate to the borrowers’ obligations under the KBS Loan Agreement, pursuant to the terms of subordination agreements we entered into with Gerber Finance and the holders of our unsecured promissory notes as a condition to the extension of credit to the borrowers under the KBS Loan Agreement. At December 31, 2016, the outstanding balance on the KBS Loan Agreement was approximately $2.4 million.

On August 12, 2016, the Company, LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I unsecured promissory notes allowing the Company, at its sole option, to elect to make any interest payment in paid-in-kind interest (“PIK Interest”) at an annual rate of 12% (versus the 10% interest rate applied to cash payments) for that period. The Company elected the PIK Interest option for the six-month period ended June 30, 2016. Accordingly, interest for the six months ended June 30, 2016, totaling $534,000 (calculated at the PIK Interest rate of 12%), was added to the balance of the LSVI and LSV Co-Invest I unsecured promissory notes.

On October 4, 2016, concurrently with the closing of the EBGL acquisition, we entered into the EBGL Loan Agreement with Gerber Finance providing EBGL with a working capital line of credit of up to $3.0 million. Availability under the EBGL Loan Agreement was based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment, and borrowings bore interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the EBGL Loan Agreement. Initially, availability under the EBGL Loan Agreement was limited to $1.0 million, which amount could be increased to up to $3.0 million in increments of $500,000 upon the request of the borrowers and in the discretion of Gerber Finance. The initial term of the EBGL Loan Agreement was set to expire on October 3, 2018, but extending automatically for additional one-year periods unless a party provided prior written notice of termination. The borrowers’ obligations under the EBGL Loan Agreement were secured by all of their property and assets and were guaranteed by the Company and its other subsidiaries. At December 31, 2016, the outstanding balance on the EBGL Loan Agreement was approximately $1.0 million.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Additionally, on October 4, 2016, concurrently with the closing of the EBGL acquisition, we entered into the Acquisition Loan Agreement with Gerber Finance providing EBGL with $3.0 million in financing for the acquisition. Borrowings under the Acquisition Loan Agreement bear interest at the prime rate plus 3.00%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Acquisition Loan Agreement. The initial term of the Acquisition Loan Agreement expires on December 31, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. The borrowers’ obligations under the Acquisition Loan Agreement are secured by all of their property and assets and are guaranteed by the Company and its other subsidiaries. At December 31, 2016, the outstanding balance on the Acquisition Loan Agreement was $3.0 million.

In addition, on October 4, 2016, we entered into a securities purchase agreement with LSV Co-Invest I, pursuant to which we issued to LSV Co-Invest I an unsecured promissory note made by the Company in the principal amount of $2.0 million in exchange for $2.0 million in cash, to provide additional working capital for ATRM.

During 2015, 2016, and into 2017, we implemented several strategic initiatives, effected certain actions and continue to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

●	KBS’s strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings;
●	KBS’s efforts to improve operating efficiencies, including reconfiguring the South Paris factory to increase production, investments in automated equipment to reduce labor costs, implementing lean manufacturing techniques, and elimination of duplicate overhead costs through the shut-down of the Waterford factory;
●	Reduction in KBS workforce including manufacturing, sales, engineering and front-office staff;
●	KBS is exploring opportunities to monetize the Waterford facility, including a potential sale or lease to a third party;
●	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $100,000 per month of cash flows to be used for operations;
●	In October 2016, the Company acquired the EBGL businesses, which we believe will generate net income and positive cash flows for the Company;
●	As disclosed in Note 15, we amended certain of our debt agreements to allow the Company to pay interest in-kind on approximately $11 million of our debt, reducing strain on current cash flows;
●	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;
●	As disclosed in Note 25, we refinanced one line of credit and certain debt agreements to obtain more favorable lending and payment terms and reduced total fees paid under these agreements; and
●	We continue to look for opportunities to refinance our debt on more favorable terms.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed, have already occurred or are probable of occurring, and mitigate the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the 12 months from the issuance of the consolidated financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to continue operations. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. In addition, these losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans.

There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, to avoid liquidity issues and/or fund operations beyond this fiscal year. Our inability to generate funds from our operations and/or obtain financing sufficient to satisfy our payment obligations may result in our obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. In 2014, 2015, and 2016, LSVM has provided financial support in the form financing through various debt agreements disclosed in Note 15. Based on the previous commitments, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy: The consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates include those related to revenue recognition (including estimates of costs and profit under the percentage of completion method of accounting), customer rebates, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of inventories, contingent consideration, goodwill, intangible assets and other long-lived assets, deferred income taxes, warranty obligations, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents and Restricted Cash: At times, we may invest a portion of our cash reserves in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. Our cash and cash equivalents included cash equivalents of $0 and $9,313 at December 31, 2016 and 2015, respectively, and the remainder consisted of deposits in checking accounts. We may maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. Restricted cash represents amounts the Company has on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS revolving line of credit facility.

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

Customer Rebate Program: KBS has a rebate program for some builders based on sales volume. Rebates are recorded as a reduction of net sales in our consolidated statements of operations. The rebate liability is included in other accrued liabilities in our consolidated balance sheet. Rebates earned by builders amounted to approximately $564,000 and $400,000 for the years ended December 31, 2016 and 2015, respectively.

Property, Plant and Equipment: Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows: buildings and improvements - 30 years; machinery and equipment - 3 to 7 years. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded. Maintenance and repairs are expensed as incurred and major improvements are capitalized. Depreciation and amortization of property, plant and equipment amounted to approximately $314,000 and $317,000 for the years ended December 31, 2016 and 2015, respectively.

Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year. We recorded a goodwill impairment charge of approximately $1.7 million related to the KBS goodwill in 2016. See Notes 7 and 10.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets with Finite Lives: Long-lived assets held and used by us which have finite lives, including fixed assets and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2016 or 2015.

Revenue Recognition: KBS manufactures both single-family residential homes as well as commercial structures. Commercial structures, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Commercial contracts provide that it manufactures, delivers and sets the modular units on the foundation with little or no final on-site work required (which includes on-site electrical, plumbing or heating and air conditioning services). Generally, KBS’s contracts for residential homes do not include site work, which is typically performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

EdgeBuilder manufactures structural wall panels and permanent wood foundations pursuant to commercial construction contracts. These wall panels and wood foundation systems are manufactured in EdgeBuilder’s factory and delivered to its customers’ construction sites in accordance with the contractual delivery schedule. Many of EdgeBuilder’s wall panel construction contracts span multiple months.

We recognize revenue for modular units and site work, as well as structural wall panels and wood foundations, using the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules delivered in accordance with the terms of the contract and cost-to-cost method with cost determined based on costs incurred to date related to each wall panel (EBGL) contract. Sales tax billed to customers is excluded from revenue. Transportation and freight billed to customers is recorded as revenue and the related costs are included in cost of sales. The current asset “Costs and estimated profit in excess of billings” represents revenues recognized in excess of amounts billed and the current liability “Billings in excess of costs and estimated profit” represents billings in excess of revenues recognized.

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

Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. Returns on retail sales are generally not material and are recognized at the point of return.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Warranty Costs: KBS provides a limited warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 13.

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

Income (Loss) Per Common Share: Basic income (loss) per common share is computed by dividing income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing income by the weighted-average number of common shares and common equivalent shares using the treasury stock method. Common equivalent shares include shares issuable upon the assumed exercise of stock options, vesting of restricted shares, and the conversion of convertible securities. For periods that include a loss, the computation of diluted loss per share excludes the impact of common equivalent shares because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share.

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

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

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

The carrying amounts of our cash equivalents, restricted cash, accounts receivable, costs in excess of billings and estimated profit, other current assets, trade accounts payable, billings in excess of costs and estimated profit and accrued expenses at December 31, 2016 and 2015 approximate fair value due to the short-term maturities of these instruments.

Contingent Earn-outs: We record contingent earn-outs received in business divestitures and contingent earn-outs given in acquisitions at their estimated fair values. Adjustments to fair value are recorded in current period earnings. We determine the fair value of contingent earn-out consideration (both receivable and payable) using discounted cash flow techniques based on all information available to us at the time, including estimates, assumptions and judgments we believe to be reasonable under the circumstances. Actual amounts realized or paid may differ from those estimated.

NOTE 4: RECENTLY ISSUED AND ADOPTED ACCOUNTING PROUNOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which amended Going Concern (Topic 205) of the Accounting Standards Codification. This amendment provided guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The Company has complied with this standard as of January 1, 2016.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows for the presentation of debt issuance costs related to line-of-credit arrangements as either a direct deduction from the carrying amount of the debt liability in accordance with ASU 2015-03, or as an asset with subsequent amortization of the debt issuance costs ratably over the term of the arrangement. The Company has complied with this standard as of January 1, 2016.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has complied with this standard as of January 1, 2016.

In May 2014, the FASB issued ASU No. 2014-09, which amended Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. With respect to public entities, ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is not permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for the Company for fiscal years beginning after December 15, 2016. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 was issued to simplify the presentation of deferred income taxes. The amendments in this guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in its balance sheet a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

NOTE 5: BUSINESS COMBINATION

On October 4, 2016, the Company acquired certain assets of EdgeBuilder Wall Panels, Inc. and Glenbrook Lumber & Supply, Inc. (collectively, the “ EBGL Sellers”) through the Company’s newly-formed wholly-owned subsidiaries EdgeBuilder and Glenbrook, respectively, pursuant to the terms of an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”), by and among the Company, EdgeBuilder, Glenbrook, the EBGL Sellers and the individual owners of the EBGL Sellers (the “EBGL Acquisition”). The Company operates the businesses of EdgeBuilder and Glenbrook on a combined basis, and such businesses are referred to on a combined basis as EBGL. EBGL’s business activities include selling lumber and building supplies and manufacturing and selling prefabricated wall panels for commercial and residential construction applications and permanent wood foundation systems for residential buildings. We acquired EBGL because we believe that there is significant growth opportunity in the structural wall panel, permanent wood foundation systems and local building supply businesses. We believe that the acquisition of EBGL, along with the acquisition of KBS in 2014, provide ATRM with the potential to return to profitability.

Consideration for the EBGL Acquisition totaled approximately $5.2 million and included (i) $3.0 million in cash paid at closing and $1.0 million of deferred payments payable to the EBGL Sellers in four equal installments on the first day of each of the next four fiscal quarters beginning January 1, 2017, (ii) 100,000 shares of the Company’s common stock, (iii) a potential earn-out payment of up to $1.0 million based upon the amount by which EBGL’s gross profit over the 12 months commencing October 1, 2016 exceeds a specified target and (iv) the assumption of certain liabilities of the EBGL Sellers related to the purchased assets. The cash portion of the purchase price was subject to a post-closing adjustment based on the amount of inventory and pre-paid expenses included in the purchased assets. Such price adjustment resulted in a $0.2 million increase in the purchase price, which amount was paid by the Company to the EBGL Sellers in January 2017. The shares issued as part of the purchase price are subject to transfer restrictions for 12 months following the closing. The Purchase Agreement provided that the potential earn-out payment tied to EBGL’s future gross profit would be calculated based on the EBGL Sellers’ historical accounting practices. The EBGL Sellers’ historical accounting practices were not fully compliant with accounting principles generally accepted in the United States of America (“GAAP”) including not following contract accounting rules for their large long-term wall panel contracts, differences in classification of certain costs which under GAAP would be considered costs-of-goods-sold (which were included below gross profit) and certain costs which were accounted for on a cash versus accrual basis of accounting. The purchase price and the allocation of the purchase price were as follows (in thousands):

Purchase price:
Cash paid at closing	$2,960
Fair value of deferred payments owing to EBGL Sellers	941
Fair value of contingent earn-out liability	943
ATRM common stock (100,000 shares at $1.49 per share)	149
Purchase price adjustment – paid in January 2017	218
Total purchase price	$5,211

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Allocation of purchase price:
Assets acquired:
Inventories	$898
Costs and estimated profit in excess of billings	93
Prepaid expenses	3
Equipment (1)	289
Goodwill (2)	3,020
Customer relationships (2)(3)	677
Tradenames (2)	104
Purchased backlog (2)(3)	300
Total assets acquired	5,384

Liabilities assumed:
Billings in excess of costs and estimated profits	(31)
Accrued compensation	(40)
Accrued other liabilities	(102)
Total liabilities assumed	(173)

Net assets acquired	$5,211

(1)	The fair value of equipment was determined based primarily on an independent appraisal.

(2)	Goodwill and tradenames are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment at least annually. Goodwill is comprised primarily of manufacturing processes and knowhow, assembled workforce and other intangible assets that do not qualify for separate recognition. The full amount of goodwill is expected to be deductible for tax purposes.

(3)	The amortization period for customer relationships is six years. Purchased backlog will be amortized over the period that the related contracts are completed, which is expected to be less than one year.

On June 30, 2017, as described in Note 25, we entered into an agreement to amend the Purchase Agreement in which the parties agreed to replace the three remaining installments of the deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment ($1.0 million) with set monthly payments totaling $1.8 million, payable in an initial $200,000 payment made on or about July 3, 2017 and 16 monthly installments beginning August 1, 2017 and ending on December 1, 2018.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

EBGL’s results are included in our consolidated statement of operations since October 4, 2016, the date of the EBGL Acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and EdgeBuilder Wall Panels, Inc. and Glenbrook Lumber & Supply, Inc. for the years ended December 31, 2016 and 2015 as if the EBGL Acquisition had occurred on January 1, 2015 (in thousands):

	2016	2015
Pro forma net sales	$40,589	$39,690
Pro forma net loss	(5,880)	(3,448)
Pro forma loss per share – basic and diluted	(2.51)	(2.18)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

We incurred expenses for professional fees associated with the EBGL acquisition of approximately $0.2 million in fiscal year 2016. These costs are included in the caption “Selling, general and administrative expenses” in our consolidated statement of operations.

NOTE 6: CONTINGENT EARN-OUT RECEIVABLE

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

The BSA Agreement provides that BSA will pay to ATRM a royalty on all revenue related to the test handler product line through December 31, 2018. Royalties earned are subject to certain qualifications and adjustments. The royalty percentage was 12% as of the quarter ended December 31, 2015 and decreases 0.75% each quarter thereafter. Royalty payments are due 60 days after the end of each calendar quarter. We received payments totaling approximately $0.3 million and $1.3 million at December 31, 2016 and 2015, respectively. The contingent earn-out receivable totaled approximately $0.6 million and $0.9 million at December 31, 2016 and 2015, respectively.

NOTE 7: FAIR VALUE MEASUREMENTS

Financial assets and liabilities reported at fair value on a recurring basis include the following (in thousands):

December 31,	2016	2015
Contingent earn-out receivable (based on Level 3 inputs):
Current portion	$359	$329
Noncurrent portion	202	548
Total	$561	$877

Contingent earn-out payable (based on Level 3 inputs)	$(967)	$—

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (in thousands):

	Earn-Out Receivable (1)	Earn-Out Payable (2)

Balance at December 31, 2014	$2,300	$—
Subtract – decreases based on re-assessments (included in earnings)	(191)	—
Settlements	(1,232)	—
Balance at December 31, 2015	877	—
Add – fair value of earn-out liability at closing of EBGL Acquisition	—	(943)
Subtract – net decrease based on re-assessments (included in earnings)	(4)	—
Add – net increase based on re-assessments (included in earnings)	—	(24)
Settlements	(312)	—
Balance at December 31, 2016	$561	$(967)

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014 (see Note 6).

(2)	Earn-out payable related to the EBGL Acquisition in 2016 (see Note 5).

Quantitative information about Level 3 fair value assets and liabilities measured on a recurring basis at December 31, 2016 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable	Discounted cash flow	Estimated revenue for remaining royalty period Performance weighted average Discount rate	$11 million 60% to 125% 10 percent

Contingent earn-out payable	Discounted cash flow	Estimated gross profit for earn-out period Discount rate	$3.4 million 10 percent

Quantitative information about Level 3 fair value assets measured on a recurring basis at December 31, 2015 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Estimated revenue for remaining royalty period Performance weighted average Discount rate	$14 million 60% to 125% 10 percent

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Financial assets reported at fair value on a nonrecurring basis include the following (in thousands):

Year ended December 31,	2016
	Fair Value (Level 3)	Total Gains and (Losses)

Goodwill related to KBS acquisition (1)	$—	$(1,733)

(1)	We recorded a goodwill impairment charge of approximately $1.7 million in year 2016 in connection with the write-off of the remaining goodwill related to the KBS acquisition (see Note 10).

The following table summarizes the activity for our Level 3 assets measured on a nonrecurring basis (in thousands):

KBS Goodwill (1)

Balance at December 31, 2015	$1,733
Subtract – KBS goodwill impairment recorded at June 30, 2016 (included in earnings)	(1,733)
Balance at December 31, 2016	$—

(1)	For more information regarding Goodwill, see Note 10.

NOTE 8: ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following (in thousands):

December 31,	2016	2015
Contract billings	$2,330	$2,586
Retainage	370	347
Subtotal	2,700	2,933
Less - allowance for doubtful accounts	(96)	(370)
Accounts receivable, net	$2,604	$2,563

Retainage balances are expected to be collected within the next twelve months.

NOTE 9: INVENTORIES

Inventories are comprised of the following (in thousands):

December 31,	2016	2015
Raw materials	$1,404	$1,120
Finished goods	—	121
Total inventories	$1,404	$1,241

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

In fiscal year 2015, KBS wrote down two residential home models to their estimated net realizable values. The related charge of approximately $86,000 is included in cost of sales in our consolidated statement of operations for the year ended December 31, 2015.

NOTE 10: GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$3,020	$—	$3,020	$1,733	$—	$1,733
Trademarks	394	—	394	290	—	290
Total	3,414	—	3,414	2,023	—	2,023

Finite-lived intangible assets:
Customer relationships	2,097	(586)	1,511	1,420	(355)	1,065
Purchased backlog	1,290	(1,078)	212	990	(990)	—
Total	3,387	(1,664)	1,723	2,410	(1,345)	1,065

Total intangible assets	$6,801	$(1,664)	$5,137	$4,433	$(1,345)	$3,088

The following table summarizes the activity for Goodwill (in thousands):

Goodwill

Balance at December 31, 2015	$1,733
Subtract – KBS goodwill impairment recorded at June 30, 2016 (included in earnings)	(1,733)
Add – goodwill recorded on October 4, 2016 in connection with the EBGL Acquisition	3,020
Balance at December 31, 2016	$3,020

Since the acquisition of KBS in 2014, KBS’s operating results lagged behind management’s expectations. Despite the implementation of its strategic plans for change at KBS, which have begun to materialize in KBS’s overall operating results, KBS continues to underperform our projected levels of net revenue and net income. Accordingly, we completed a goodwill impairment assessment as of September 30, 2016 and determined that the carrying value of the KBS goodwill exceeded the fair value by $1.7 million at that date. Accordingly, we recorded a goodwill impairment charge of approximately $1.7 million in 2016.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Amortization expense amounted to approximately $319,000 and $333,000 in 2016 and 2015, respectively. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2017	$527
2018	316
2019	316
2020	316
2021	163
Thereafter	85
Total	$1,723

NOTE 11: UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is summarized below (in thousands):

December 31,	2016	2015
Costs incurred on uncompleted contracts	$6,575	$1,155
Inventory purchased for specific contracts	837	1,819
Estimated profit	1,150	142
Sub-total	8,562	3,116
Less billings to date	(8,169)	(3,409)
Total	$393	$(293)

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$1,045	$472
Billings in excess of costs and estimated profit	(652)	(765)
Total	$393	$(293)

The Company has approximately $10.7 million of work under contract remaining to be recognized at December 31, 2016.

NOTE 12: TRADE ACCOUNTS PAYABLE RETAINAGE

Trade accounts payable of approximately $3.8 million at December 31, 2016 included retainage amounts due to subcontractors totaling approximately $0.4 million. Trade accounts payable of approximately $3.5 million at December 31, 2015 included retainage amounts due to subcontractors totaling approximately $0.5 million. Retainage balances at December 31, 2016 are expected to be settled within the next twelve months.

NOTE 13: OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2016	2015
Accrued interest expense	$637	$502
Accrued sales taxes	739	562
Accrued severance and related costs	—	331
Accrued health insurance costs	96	133
Accrued sales rebates	327	402
Accrued warranty	49	39
Other	416	16
Total other accrued liabilities	$2,264	$1,985

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

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

The following table summarizes product warranty expense accruals and settlements for the two years ended December 31, 2016 (in thousands):

	Accrual balance at beginning of year	Accruals for warranties	Settlements made	Accrual balance at end of year
2016	$39	$116	$(106)	$49
2015	78	58	(97)	39

NOTE 14: NOTES PAYABLE

As of December 31, 2016, we had outstanding notes payable of approximately $3.4 million. Our notes payable included (i) $2.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “KBS Loan Agreement”) and (ii) $1.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”).

On February 23, 2016, ATRM and KBS entered into the KBS Loan Agreement with Gerber Finance, providing KBS with a revolving line of credit with borrowing availability of up to $4.0 million. The initial term of the KBS Loan Agreement expires on February 22, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, equipment and real estate. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The outstanding principal balance is payable upon expiration of the term of the KBS Loan Agreement. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintains a maximum leverage ratio (as defined in the KBS Loan Agreement) of 7:1 at December 31, 2016, and that KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. We incurred approximately $230,000 of costs associated with the KBS Loan Agreement which we are amortizing ratably over the term of the loan. At December 31, 2016, the outstanding balance on the KBS Loan Agreement was approximately $2.6 million, which after an offset of approximately $0.2 million of unamortized deferred cost of issuance, nets to approximately $2.4 million.

On October 4, 2016, concurrently with the closing of the EBGL Acquisition, we entered into the EBGL Loan Agreement with Gerber Finance providing EBGL with a working capital line of credit of up to $3.0 million. Availability under the EBGL Loan Agreement was based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment, and borrowings bore interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the EBGL Loan Agreement. Initially, availability under the EBGL Loan Agreement was limited to $1.0 million, which amount could be increased to up to $3.0 million in increments of $500,000 upon the request of the borrowers and in the discretion of Gerber Finance. The initial term of the EBGL Loan Agreement was set to expire on October 3, 2018, but extending automatically for additional one-year periods unless a party provided prior written notice of termination. The borrowers’ obligations under the EBGL Loan Agreement were secured by all of their property and assets and were guaranteed by the Company and its other subsidiaries. We incurred approximately $257,000 of costs associated with the EBGL Loan Agreement which we are amortizing ratably over the term of the loan. At December 31, 2016, the outstanding balance on the EBGL Loan Agreement was approximately $1.2 million, which after an offset of approximately $0.2 million of unamortized deferred cost of issuance, nets to approximately $1.0 million.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

At the applicable test dates, we were not in compliance with the following financial covenants: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber within 105 days from the fiscal year ended December 31, 2016. In August 2017, Gerber Finance provided us with a waiver for these events. Based upon information available to us as of September 13, 2017, we believe we will be in compliance with the financial covenant requiring no net annual post-tax loss for KBS at future test dates. However, it is likely that we will not be in compliance with the minimum leverage ratio covenant as of the next future test date. If we fail to comply with any financial covenant under our loan agreements with Gerber Finance going forward, under certain circumstances after a cure period, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

NOTE 15: LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

December 31,	2016	2015
LSVI Promissory Note payable to related party, unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (1)	$4,261	$5,000

Promissory notes payable to LSV Co-Invest I, a related party, unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (2)	6,773	4,500

Promissory note payable to KBS sellers, unsecured, interest imputed at 9.5% (3)	678	1,757

Installment payment agreement, 8.0% interest, payable in monthly installments of $1,199 through September 2020 (4)	46	56

Notes payable, secured by equipment, interest rates from 6.6% to 9.5%, with varying maturity dates through September 2018	22	44

Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (5)	3,000	—

Deferred payments to EBGL Sellers, interest imputed at 10.0% (6)	964	—

Total long-term debt	15,744	11,357
Current portion	(1,675)	(1,105)
Noncurrent portion	$14,069	$10,252

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

(1)	In order to finance the KBS acquisition and to provide general working capital, on April 1, 2014, we entered into a Securities Purchase Agreement with LSVI pursuant to which it purchased for $6.5 million in cash, an unsecured promissory note made by ATRM in the principal amount of $6.0 million (the “LSVI Promissory Note”), bearing interest at 10.0% per annum principal and interest due on April 1, 2019. ATRM may prepay the LSVI Promissory Note at any time after a specified amount of advance notice to LSVI. On December 30, 2014, we made a principal payment of $1.0 million on the LSVI Promissory Note. On February 25, 2016, we made a principal payment of $1.0 million on the LSVI Promissory Note.

(2)	In order to provide additional working capital to ATRM, we entered into two Securities Purchase Agreements with LSV Co-Invest I pursuant to which it purchased unsecured promissory notes made by ATRM. Each of the notes bears interest at 10.0% per annum (12% per annum PIK Interest), with interest payable semiannually in January and July and any unpaid principal and interest is due on April 1, 2019. Except for the principal amounts, the terms of these promissory notes are identical to the terms of the LSVI Promissory Note. The promissory notes issued to LSV Co-Invest I are listed below:

●	$2.5 million promissory note dated July 21, 2014
●	$2.0 million promissory note dated September 19, 2014
●	$2.0 million promissory note dated October 4, 2016

(3)	Promissory note payable to the principal seller of KBS, payable in monthly installments of $100,000 through July 2017. Interest imputed at 9.5% (see below).

(4)	Agreement to finance the purchase of software license rights and consulting services related to the implementation of enterprise management information system.

(5)	Acquisition Loan with Gerber Finance with a principal amount of $3.0 million, the proceeds of which were used to finance the EBGL Acquisition in October 2016. Borrowings under this loan bear interest at the prime rate plus 3.0%, with interest payable monthly and the outstanding principal payable upon the expiration of the term of the agreement; initially December 31, 2018, but extends automatically for additional one-year periods unless a party provides prior written notice of termination (see Note 2).

(6)	Deferred Payments to the EBGL Sellers under the Purchase Agreement, payable in quarterly installments of $250,000 on January 1, 2017, April 1, 2017, July 1, 2017 and October 1, 2017. Interest imputed at 10.0% (see Note 2).

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

We received a waiver from LSVI and LSV Co-Invest I with respect to our interest payments under the LSVI and LSV Co-Invest I promissory notes due on July 5, 2016, totaling approximately $445,000, permitting us to make these payments at any time on or before August 31, 2016. On August 12, 2016, the Company and LSVI and LSV Co-Invest I amended the LSVI and LSV Co-Invest I promissory notes allowing the Company, at its sole option, to elect to make any interest payment in PIK Interest at an effective rate of 12% per annum (versus the 10% interest rate applied to cash payments) for that period. For the six-month interest periods ended June 30, 2016 and December 31, 2016, the Company elected the PIK Interest option. As a result, interest expense for the twelve months ended December 31, 2016, includes PIK Interest related to the LSVI and LSV Co-Invest I promissory $1.1 million (calculated at the PIK Interest rate of 12% per annum). The balance of the LSVI and LSV Co-Invest I promissory notes at December 31, 2016 includes approximately $0.5 million of PIK Interest.

As partial consideration for the KBS acquisition in April 2014, we issued an unsecured promissory note to the primary seller of KBS in the principal amount of $5.5 million. We were unable to repay the note on its maturity date, December 1, 2014. In April 2015, we asserted certain indemnification and other claims against the sellers of KBS and on June 26, 2015 we entered into a settlement agreement with the sellers related to such claims. The settlement agreement provided for, among other things, the amendment and restatement of the original note to reduce the principal amount from $5.5 million to $2.5 million and the forgiveness of all then-accrued interest related to the original note. The revised principal amount is payable in monthly installments of $100,000 on the first business day of each month, inclusive of imputed interest, beginning on July 1, 2015 and through July 1, 2017. The amended and restated note does not accrue interest unless it is in default, in which case the annual interest rate would be 10%. We recorded a gain of approximately $3.7 million in fiscal year 2015 related to the settlement, which consisted of the following (in thousands):

Reduction of principal (including adjustment for imputed interest at 9.5%)	$3,226
Forgiveness of interest accrued to the date of settlement	461
Gain on settlement agreement	$3,687

The principal balance of the amended and restated unsecured promissory note issued to the primary seller of KBS was $678,413 ($700,000 less imputed interest of $21,587) and $1,757,292 ($1,900,000 less imputed interest of $142,708) at December 31, 2016 and 2015, respectively, and is included in Long-Term Debt.

The Company is party to a Registration Rights Agreement (the “Registration Rights Agreement”) with LSVI, providing LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the 107,297 shares of our common stock issued upon the conversion of a convertible promissory note held by LSVI in 2014.

As of December 31, 2016, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of LSVM, the investment manager of LSVI. LSVI was granted a waiver under our Tax Benefits Preservation Plan to permit the purchase of shares in the rights offering.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

ATRM’s entry into the securities purchase agreements with LSVI and LSV Co-Invest I was approved by a Special Committee of our Board consisting solely of independent directors.

Future maturities of long-term debt are summarized below:

2017	$1,675
2018	3,012
2019	11,047
2020	10
Total long-term debt	$15,744

NOTE 16: LEGAL PROCEEDINGS

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that arise in the ordinary course of business. Information regarding certain material proceedings is provided below.

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The District Court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the Court of Appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and dismissed the case. On September 16, 2016, UTHE filed its appeal to the Ninth Circuit of the district court’s grant of summary judgment and dismissal. The parties completed the appellate briefing on February 13, 2017. The appellate court will set a date (currently expected to be in December 2017) for hearing oral arguments, after which the court will render its decision on the appeal. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for the Nelton Court project were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. The Court has set a trial date for February 2018, but that date will likely be continued because all of the parties have participated in mediation and settlement negotiations are ongoing, so no depositions have yet been conducted. We continue to believe that the claims asserted in this matter do not have any merit although our carriers agreed to participate in a mediation given the cost of defense. If the case is not settled, we intend to vigorously defend the action.

From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s consolidated financial statements.

NOTE 17: LEASES AND RENT EXPENSE

EBGL leases its facilities in Oakdale, Minnesota and Prescott, Wisconsin. These facilities are being leased from limited liability companies controlled by two owners of the EBGL Sellers who are shareholders of ATRM. Neither shareholder is a director nor an officer of ATRM, and, to our knowledge, does not own more than five percent of our common stock. These lease agreements provide for monthly base rents totaling $22,135 as of December 31, 2016 and expire on September 30, 2021, with an option to renew for an additional five-year period. As of December 31, 2016, future minimum lease payments under operating leases were as follows (in thousands):

2017	$266
2018	266
2019	267
2020	272
2021	207
Total minimum lease payments	$1,278

We previously leased a facility in North St. Paul, Minnesota pursuant to a lease agreement that was terminated on May 1, 2015. The facility is owned by a limited liability company controlled by a shareholder of ATRM. The shareholder is neither a director nor an officer of ATRM, and, to our knowledge, does not own more than five percent of our common stock.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Year ended December 31,	2016	2015
Paid to companies controlled by shareholder	$85	$94
Paid to others	15	22
Total rent expense	$100	$116

We subleased a portion of the North St. Paul facility and provided administrative services to BSA and another subcontract until the lease, subleases and administrative agreements were terminated effective May 1, 2015. We received payments totaling approximately $131,000 in 2015, for such sublease rent and administrative services. Such payments are not reflected in the table above.

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

2014 Incentive Plan

Our 2014 Incentive Plan (the “2014 Plan”) was approved by the Board on October 9, 2014 and became effective on December 4, 2014 upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of the Board. The purpose of the 2014 Plan is to provide employees, consultants and Board members the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock. On November 17, 2016, at the 2016 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2014 Plan which increased the number of shares of the Company’s common stock authorized and reserved for issuances thereunder to 400,000 shares.

On June 5, 2015, ATRM granted restricted stock awards for a total of 60,000 shares of the Company’s common stock to its directors and Chief Financial Officer. The shares vested one year after the grant date. The fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $115,000 and $154,000 for the years ended December 31, 2016 and 2015, respectively, and is included in the caption “Selling, general and administrative expenses” in our consolidated statement of operations.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

On October 19, 2016, ATRM granted restricted stock awards for a total of 30,000 shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date. The fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $14,000 for the year ended December 31, 2016, and is included in the caption “Selling, general and administrative expenses” in our consolidated statement of operations. The remaining compensation expense of approximately $54,000 will be recognized on a straight-line basis through October 19, 2017, subject to forfeitures.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in 2003 (the “2003 Plan”) terminated in 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the year ended December 31, 2016:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2016	27,500	$6.88
Expired	—
Outstanding, December 31, 2016	27,500	$6.88	0.5 years	$0

Exercisable, December 31, 2016	27,500	$6.88	0.5 years	$0

All stock options outstanding at December 31, 2016 are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on December 31, 2016.

NOTE 20: TAX BENEFIT PRESERVATION PLAN / PREFERRED STOCK RIGHTS

As of December 31, 2016, ATRM had federal net operating loss carryforwards (“NOLs”) of approximately $97 million and state NOLs of approximately $34 million. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

On February 13, 2014, to protect the tax benefits of ATRM’s NOLs, the Board adopted a Tax Benefit Preservation Plan (the “Rights Plan”) that generally was designed to deter any person from acquiring shares of ATRM’s common stock if the acquisition would result in such person beneficially owning 4.99% or more of the common stock without the approval of the Board.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

In connection with the adoption of the Rights Plan, on February 13, 2014, the Board authorized and declared a dividend distribution of one right for each outstanding share of ATRM’s common stock to stockholders of record as of the close of business on February 24, 2014. Each right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $30.00 per one one-thousandth of a Preferred Share, subject to adjustment.

Subject to certain exceptions specified in the Rights Plan, the rights were to separate from ATRM’s common stock and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an acquiring person had acquired beneficial ownership of 4.99% or more of ATRM’s common stock or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announced a tender or exchange offer that would have resulted in ownership by a person or group of 4.99% or more of ATRM’s common stock.

Additionally, at any time after the date on which an acquiring person beneficially owned 4.99% or more, but less than 50%, of ATRM’s common stock, the Board was permitted to exchange the rights (except for rights that were voided due to their beneficial ownership by an acquiring person or group), in whole or in part, for shares of ATRM’s common stock at an exchange ratio of one share per right (subject to adjustment), or in certain circumstances, cash or other securities of the Company having a value approximately equal to one share.

The operation of the Rights Plan could have caused substantial dilution to a person or group that acquired 4.99% or more of the Company’s common stock on terms not approved by the Board.

The adoption of the Rights Plan had no impact on the Company’s consolidated financial statements for fiscal years 2016 or 2015. No rights were exercisable at December 31, 2016. The Rights Plan expired on February 13, 2017.

NOTE 21: EMPLOYEE SAVINGS 401(k) PLAN

ATRM has a 401(k) employee savings plan, which covers full-time ATRM employees who are at least 21 years of age. Contributions to the savings plan are at the discretion of management. No contributions were made to the plan in fiscal years 2016 or 2015.

NOTE 22: INCOME TAXES

A reconciliation of income tax expense (benefit) computed using the federal statutory rate to the income tax expense (benefit) in our consolidated statements of operations is as follows (in thousands):

Year ended December 31,	2016	2015
Tax benefit computed at federal statutory rate	$(2,216)	$(1,133)

State taxes, net of federal benefit	(156)	(127)
Increase valuation allowance	2,048	735
State NOL expiration/write-off	321	39
Adjustment to income tax accruals	5	423
State research credit expiration	3	65
Non-deductible expenses	3	3
Other, net	—	1
Total income tax expense	$8	$6

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2016	2015
Accounts receivable	$36	$141
Employee compensation and benefits	100	91
Contingent consideration	(169)	(268)
Amortization	1,305	1,089
Deferred acquisition costs	245	265
NOL and tax credit carryforwards	34,807	32,895
Warranty accrual	18	15
Severance accrual	—	97
Other, net	60	34
Deferred tax assets (liabilities), net	$36,402	$34,359
Less valuation allowance	(36,421)	(34,372)
Net deferred tax assets (liabilities)	$(19)	$(13)

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

ATRM has federal NOLs of approximately $97 million that will begin to expire in 2020 if not utilized. We also have state NOLs of approximately $34 million that will expire at various times, beginning in 2017, if not utilized. We also have federal and state research tax credit carryforwards of approximately $1.3 million that will expire at various times, beginning in 2017, if not utilized. The utilization of NOLs and research tax credit carryforwards may be subject to changes in tax regulations and/or to annual limitations as a result of changes in ownership that may already have occurred or future changes in ownership pursuant to the requirements of Section 382 of the Code. Such limitations could result in the expiration of NOL and tax credit carryforwards before utilization.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

Our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises. The amount of windfall tax benefit recognized in additional paid-in capital is limited to the amount of benefit realized currently in income taxes payable. As of December 31, 2016, ATRM had suspended additional paid-in capital credits of $1.3 million related to windfall tax deductions. Upon realization of the NOLs from such windfall tax deductions, we would record a benefit of up to $1.3 million in additional paid-in capital.

We assessed our income tax positions at December 31, 2016 and 2015 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

ATRM is subject to income tax examinations in the U.S. federal and certain state jurisdictions. Our 2013 and 2012 federal income tax returns were reviewed by the Internal Revenue Service during fiscal years 2015 and 2014, respectively, and resulted in no adjustments. Federal tax returns are subject to review for fiscal years 2014 through 2016 and state income tax returns are subject to review for fiscal years 2012 through 2016.

NOTE 23: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total net sales:

Year ended December 31,	2016	2015
Residential homes	79%	76%
Commercial structures	21%	24%
Total	100%	100%

All of our long-lived assets are located in the United States. All of our sales based on product shipment destination were within the United States.

Sales to customers comprising more than 10% of our total net sales and corresponding accounts receivable concentration information for such customers is summarized below:

	Percent of total sales for year ended December 31,		Percent of total accounts receivable as of December 31,
	2016	2015	2016	2015
Residential Customers
Customer A	10.7%	*	*	12.0%
Customer B	*	*	11.8%	*

Commercial Customers
Customer C	*	14.7%	*	*
Customer D	*	*	*	26.9%
Customer E	*	*	27.0%	*

* Percent was less than 10% of the total.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 24: OPERATING SEGMENTS

Prior to the EBGL Acquisition in October 2016, the Company’s operating results reflected the operating results of KBS, along with certain corporate overhead and corporate borrowing activity. Since the October 2016 EBGL Acquisition, the Company manages and organizes its business in two distinct reportable segments: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing segment, through KBS (including MMH), manufactures modular buildings for both single-family residential homes and larger, commercial building projects. The structural wall panel and wood foundation manufacturing segment (which also includes the building supply retail operations), manufactures structural wall panels for both residential and commercial projects as well as permanent wood foundation systems for residential homes, through the EdgeBuilder subsidiary, in addition to operating a local building supply retail operation through the Glenbrook subsidiary. The Company also has corporate level activities and expenditures which are not considered a reportable segment.

Each segments’ accounting policies are the same as those described in the summary of significant accounting policies (Note 3). There are no intersegment sales.

The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they have different manufacturing processes and market to different customer bases, in geographically different markets.

The following table presents certain financial information regarding each reportable segment as of and for the year ended December 31, 2016:

	Modular Home Manufacturing	Structural Wall Panel Manufacturing	Total

Segment net sales	$24,654,447	$3,501,664	$28,156,111
Depreciation and amortization expense	501,920	131,106	633,026
Segment goodwill impairment expense	1,732,804	—	1,732,804
Interest expense, net	408,912	120,012	528,924
Segment net loss	3,503,268	155,074	3,658,342
Total segment assets	8,007,031	7,126,033	15,133,064
Expenditures for segment assets	50,726	21,727	72,453

Reconciliation of Segment Information

Revenues

Total net sales for reportable segments	$28,156,111
Other net sales	—
Consolidated net sales	$28,156,111

Net loss

Total net loss for reportable segments	$3,658,342
Other net sales	—
Unallocated amounts:
Other corporate expenses	1,707,705
Interest expense	1,146,752
Change in fair value of contingent earn-out	3,631
Provision for income taxes	7,900
Consolidated net loss	$6,524,330

Assets

Total assets for reportable segments	$15,133,064
Other assets	1,644,970
Consolidated assets	$16,778,034

Other Significant Adjustments	Segment Totals	Adjustments	Consolidated Totals

Depreciation and amortization expense	$633,026	$—	$633,026
Segment goodwill impairment expense	$1,732,804	$—	$1,732,804
Interest expense	$528,924	$1,146,752	$1,675,676

The reconciling item to adjust interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The other adjustments reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

NOTE 25: SUBSEQUENT EVENTS

On March 31, 2017, ATRM entered into an additional Securities Purchase Agreement with LSV Co-Invest I. Pursuant to this agreement, LSV Co-Invest I purchased for $0.5 million in cash, an unsecured promissory note dated March 31, 2017, made by ATRM in the principal amount of $0.5 million. The note bears interest at 10.0% per annum, with interest payable semiannually in January and July; provided, however, LSV Co-Invest I may elect to receive any PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Except for the principal amount and the PIK Interest feature, the terms of this promissory note are identical to the terms of the previous LSV Co-Invest I promissory notes and the LSVI Promissory Note.

On June 30, 2017, EBGL entered into a Revolving Credit Loan Agreement (the “Premier Loan Agreement”) with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the EBGL Loan Agreement, which was terminated on the same date. Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on June 30, 2018, but may be extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.

ATRM Holdings, Inc.

Notes to Consolidated Financial Statements

The Premier Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the Premier Loan Agreement may result in the obligations of EBGL becoming immediately due and payable.

As a condition to closing the Premier Loan Agreement, each of the Company and Jeffrey E. Eberwein, a director of the Company, executed a guaranty, dated as of the same date, in favor of Premier, absolutely and unconditionally guaranteeing all of EBGL’s obligations under the Premier Loan Agreement.

On June 30, 2017, the Company entered into a Second Agreement of Amendment to Loan and Security Agreement to amend the Acquisition Loan Agreement to waive certain covenants and to make certain amendments in connection with the termination of the EBGL Loan Agreement and refinancing under the Premier Loan Agreement.

As discussed in Note 5, the Company entered into an Asset Purchase Agreement, dated as of October 4, 2016 (as amended, the “EBGL APA”), by and among the Company, EBGL, the EBGL Sellers and the individual owners of the EBGL Sellers, providing for the EBGL Acquisition. On June 30, 2017, the parties entered into an Amendment to Asset Purchase Agreement to amend the EBGL APA to replace EBGL’s obligations to pay certain deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment ($1.0 million) thereunder with set monthly payments totaling $1.8 million, payable with an initial $200,000 payment made on or about July 3, 2017 and 16 monthly installments beginning August 1, 2017 and ending on December 1, 2018.

On June 30, 2017, the parties to the KBS Loan Agreement entered into a Third Agreement of Amendment to Loan and Security Agreement providing for increased availability under the KBS Loan Agreement to KBS under certain circumstances, and certain other changes, as well as a waiver of certain covenants.

On July 20, 2017, the parties to the KBS Loan Agreement entered into a Fourth Agreement of Amendment to Loan and Security Agreement providing for increased availability under the KBS Loan Agreement to KBS for new equipment additions, as well as a waiver for certain covenants.

In connection with EBGL’s entry into the Premier Loan Agreement, and on the same date, EBGL repaid in full all of their obligations under and terminated the EBGL Loan Agreement. Pursuant to the termination of the EBGL Loan Agreement, all obligations of the Company in favor Gerber in connection with the EBGL Loan Agreement were extinguished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRM Holdings, Inc.

Date: September 22, 2017	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Daniel M. Koch	President, Chief Executive Officer and Director	September 22, 2017
Daniel M. Koch	(Principal Executive Officer)

/s/ Stephen A. Clark	Chief Financial Officer	September 22, 2017
Stephen A. Clark	(Principal Financial and Accounting Officer)

/s/ Jeffrey E. Eberwein	Chairman of the Board	September 22, 2017
Jeffrey E. Eberwein

/s/ Morgan P. Hanlon	Director	September 22, 2017
Morgan P. Hanlon

/s/ Alfred John Knapp, Jr.	Director	September 22, 2017
Alfred John Knapp, Jr.

/s/ Galen Vetter	Director	September 22, 2017
Galen Vetter

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of December 28, 2006, by and among ATRM Holdings, Inc. (f/k/a Aetrium Corporation. Aetrium-Web Technology, Inc. and WEB Technology, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2007).

2.2	Asset Purchase Agreement, dated as of July 31, 2013, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Cascade Microtech, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 1, 2013).

2.3	Asset Purchase Agreement, dated as of April 2, 2014, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), KBS Builders, Inc., KBS Building Systems, Inc., Maine Modular Haulers, LLC, All-Set, LLC (d/b/a KBS Homes), Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

2.4+	Agreement, dated as of April 22, 2014, by and among ATRM Holdings, Inc. (f/k/a Aetrium Incorporated), Boston Semi Automation LLC and Boston Semi Equipment LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 25, 2014).

2.5+*	Asset Purchase Agreement, dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., EdgeBuilder Wall Panels, Inc., Glenbrook Lumber & Supply, Inc. and certain individual owners.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 8, 2014).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2014).

3.3	Bylaws, as amended through October 20, 2009 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2009).

3.4	Bylaw amendments effective November 20, 2012 (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

3.5	Bylaw amendment effective January 31, 2013 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

4.1*	Specimen Form of Common Stock Certificate.

4.2	Tax Benefit Preservation Plan, dated as of February 13, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Computershare Trust Company, N.A., (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2014).

4.3	Promissory Note, dated April 1, 2014, made by ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) for the benefit of Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

4.4	Promissory Note, dated July 21, 2014, made by ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2014).

4.5	Promissory Note, dated September 19, 2014, made by ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2014).

4.6	Promissory Note, dated February 25, 2015, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Investors, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2015).

4.7	Amendment No. 1 to Promissory Note dated April 1, 2014 for the benefit of Lone Star Value Investors, LP, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016).

4.8	Amendment No. 1 to Promissory Notes, dated July 21, 2014 and September 19, 2014 for the benefit of Lone Star Value Co-Invest I, LP, dated August 12, 2016 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016).

4.9	Promissory Note dated October 4, 2016, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2016).

4.10	Amended and Restated Promissory Note dated June 26, 2015, made by KBS Builders, Inc. for the benefit of Modular Fun 1, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015).

10.1†	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 28, 2003).

10.2†	2014 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 23, 2016).

10.3†	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 30, 2004).

10.4†	Form of Amendments to Change of Control Agreement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 31, 2008).

10.5†	Form of Amendment to Change of Control Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 6, 2013).

10.6	Registration Rights Agreement, dated as of May 9, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2014).

10.7	Securities Purchase Agreement, dated as of April 1, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2014).

10.8	Securities Purchase Agreement, dated as of July 21, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 25, 2014).

10.9	Securities Purchase Agreement, dated as of September 19, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2014).

10.10	Securities Purchase Agreement, dated as of February 25, 2015, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2015).

10.11	Securities Purchase Agreement, dated as of October 4, 2016, by and between ATRM Holdings, Inc. and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.12	Agreement, dated as of June 26, 2015, by and among ATRM Holdings, Inc., KBS Builders, Inc., Modular Fun I, Inc., Modular Fun III, LLC, Modular Fun II, LLC, All-Set, LLC. Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015).

10.13	Loan and Security Agreement, dated as of February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., Maine Modular Haulers, Inc., and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016).

10.14*	Loan and Security Agreement (Letter of Credit Loan), dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., KBS Builders, Inc., Maine Modular Haulers, Inc. and Gerber Finance Inc.

10.15*	Loan and Security Agreement (Acquisition Loan), dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., KBS Builders, Inc., Maine Modular Haulers, Inc. and Gerber Finance Inc.

21.1*	Subsidiaries of the Company

23.1*	Consent of Boulay PLLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Offer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*  Filed herewith.

†  Management contract or a compensatory plan or arrangement.

+  Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.