Form 10-Q
period 2017-03-31
ATRM Holdings, Inc.
filed 2018-03-23
CIK 908598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 001-36318

ATRM HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1439182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5215 Gershwin Avenue N., Oakdale, Minnesota	55128
(Address of Principal Executive Offices)	(Zip Code)

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

As of March 22, 2018, 2,396,219 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$569	$1,247
Restricted cash	280	150
Accounts receivable, net	4,448	2,604
Costs and estimated profit in excess of billings	866	1,045
Inventories	1,304	1,404
Fair value of contingent earn-out receivable, current	548	359
Other current assets	409	237
Total current assets	8,424	7,046

Property, plant and equipment, net	4,335	4,393
Fair value of contingent earn-out receivable, noncurrent	150	202
Goodwill	3,020	3,020
Intangible assets, net	1,925	2,117
Total assets	$17,854	$16,778
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable – revolving lines of credit	$4,114	$3,420
Current portion of long-term debt	1,132	1,675
Trade accounts payable	4,719	3,776
Billings in excess of costs and estimated profit	813	652
Accrued compensation	440	407
Fair value of contingent earn-out payable	991	967
Other accrued liabilities	1,727	2,264
Total current liabilities	13,936	13,161

Long-term debt, less current portion	15,212	14,069
Deferred income taxes	21	19

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,366,219 shares issued and outstanding at March 31, 2017 and December 31, 2016	2	2
Additional paid-in capital	69,719	69,702
Accumulated deficit	(81,036)	(80,175)
Total shareholders’ deficit	(11,315)	(10,471)

Total liabilities and shareholders’ deficit	$17,854	$16,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2017	2016

Net sales	$9,404	$5,051
Costs and expenses:
Cost of sales	8,183	5,434
Selling, general and administrative expenses	1,703	1,027
Total costs and expenses	9,886	6,461

Operating loss	(482)	(1,410)
Other (expense) income:
Interest expense	(563)	(301)
Change in fair value of contingent earn-outs, net	188	1
Loss before income taxes	(857)	(1,710)
Income tax expense	(4)	(4)
Net loss	$(861)	$(1,714)

Net loss per share, basic and diluted	$(0.36)	$(0.78)

Weighted average common shares outstanding, basic and diluted	2,366	2,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(861)	$(1,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	80
Amortization expense, intangible assets	192	51
Amortization expense, deferred financing costs	52	9
Share-based compensation expense	17	67
Loss on sale of equipment	—	9
Deferred income taxes	2	2
Change in fair value of contingent earn-out receivable	(213)	(1)
Change in fair value of contingent earn-out payable	24	—
Imputed interest on seller deferred payment obligations	18	—
Paid-in-kind Interest (“PIK Interest”)	613	—
Changes in operating assets and liabilities:
Accounts receivable	(1,844)	1,492
Costs and estimated profit in excess of billings	179	(274)
Inventories	100	297
Other current assets	(172)	(7)
Trade accounts payable	943	(1,127)
Billings in excess of costs and estimated profit	161	(225)
Accrued compensation	33	156
Other accrued liabilities	(537)	(669)
Net cash used in operating activities	(1,205)	(1,854)

Cash flows from investing activities:
Proceeds from earn-out consideration	76	38
Purchase of property and equipment	(42)	(48)
Sale of equipment	11	1
Net cash generated by (used in) investing activities	45	(9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	—
Proceeds from revolving line of credit	9,029	3,683
Principal payments on revolving line of credit	(8,386)	(749)
Payment of deferred financing costs	—	(155)
Principal payments on long-term debt	(531)	(1,299)
Net cash generated by financing activities	612	1,480

Net decrease in cash, cash equivalents and restricted cash	(548)	(383)

Cash, cash equivalents and restricted cash at beginning of period	1,397	624

Cash, cash equivalents and restricted cash at end of period	$849	$241

Supplemental cash flow information:
Cash paid for interest expense	$213	$635
Deferred financing costs recorded in accounts payable	$55	$55

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references in the Notes to Condensed Consolidated Financial Statements to (i) “ATRM,” the “Company,” “we,” “us” and “our,” refer to ATRM Holdings, Inc. and its consolidated subsidiaries, (ii) “KBS” refers to our Maine-based modular housing manufacturing business operated by our wholly-owned subsidiary KBS Builders, Inc. and (iii) “EBGL” refers to our Minnesota-based operations including EdgeBuilder, Inc. (“EdgeBuilder”), a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook Building Supply, Inc. (“Glenbrook”), a retail supplier of lumber and other building supplies.

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

The Company’s corporate headquarters is located at Glenbrook’s offices in Oakdale, Minnesota, a suburb of St. Paul.

The Condensed Consolidated Balance Sheet at December 31, 2016, has been derived from our audited financial statements. In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year or any future period.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

2.	FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for the quarter ended March 31, 2017. We have incurred significant operating losses in recent years and, as of March 31, 2017, we had an accumulated deficit of approximately $81 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved as compared to the quarter ended March 31, 2016, remains negative for the quarter ended March 31, 2017. This has required us to generate funds from investing and financing activities. At March 31, 2017, we had outstanding debt of approximately $20.5 million.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of March 31, 2017, we had outstanding debt totaling approximately $20.5 million. Our debt included: (i) $2.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) (the “KBS Loan Agreement”), $1.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”) and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (the “Acquisition Loan Agreement”); (ii) $4.5 million principal amount of unsecured promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and $7.6 million principal amount of unsecured promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), with interest payable semiannually and any unpaid principal and interest due on April 1, 2019 (as noted in Note 19, the promissory notes issued to LSVI and LSV Co-Invest I were exchanged for preferred stock on September 29, 2017); and (iii) $0.4 million principal amount outstanding under an unsecured promissory note issued to the primary sellers of KBS, payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017, which have since been paid in full, with the final payment made as scheduled in July 2017. We also had obligations to make $0.75 million in deferred cash payments to the sellers of EBGL, payable in quarterly installments of $250,000, inclusive of interest, through October 1, 2017. As noted in Note 19, the deferred payments to the sellers of EBGL were restructured in June 2017.

Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors (the “Board”), is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and the sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.

At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements with Gerber Finance: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2016, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2016 was $3.2 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2016. In August 2017, Gerber Finance provided us with a waiver for these events. As of December 31, 2017, KBS was not in compliance with the financial covenant requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of the next test date, December 31, 2017. We have begun discussions with Gerber Finance as to obtaining a waiver for these events. If we fail to obtain a waiver from Gerber Finance, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, to avoid liquidity issues and/or fund operations beyond this fiscal year. Our inability to generate funds from our operations and/or obtain financing sufficient to satisfy our payment obligations may result in our obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. In addition, continued operating losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

During 2016 and 2017, we implemented several strategic initiatives, effected certain actions and continued to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

●	KBS’s strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings;

●	KBS’s efforts to improve operating efficiencies, including reconfiguring the South Paris factory to increase production, investments in automated equipment to reduce labor costs, implementing lean manufacturing techniques, and elimination of duplicate overhead costs through the shut-down of the Waterford factory;

●	Reduction in KBS workforce including manufacturing, sales, engineering and front-office staff;

●	KBS increased pricing on its base ranch model in 2017, and in November 2017, instituted a 6% lumber surcharge on all new orders to help offset the significant rise in lumber and other raw materials costs;

●	KBS has implemented a new dynamic pricing model for 2018, which is designed to determine its bid price quoted to customers using the most current cost information;

●	KBS is exploring opportunities to monetize the Waterford facility, including a potential sale or lease to a third party;

●	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $100,000 per month of cash flows to be used for operations;

●	In October 2016, the Company acquired the EBGL businesses, which we believe that, after a transitional period, will generate net income and positive cash flows for the Company;

●	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;

●	In August 2016, we amended certain of our debt agreements to allow the Company to pay PIK Interest on approximately $11 million of our debt, reducing strain on current cash flows;

●

As disclosed in Note 19, in June 2017, we refinanced EBGL’s revolving credit facility and amended the terms of our agreement with EdgeBuilder Wall Panels, Inc. and Glenbrook Lumber & Supply, Inc. (collectively, the “EBGL Sellers”) providing for deferred payments to obtain more favorable lending and payment terms and reduce total fees paid under these agreements;

●	As disclosed in Note 19, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to preferred stock;

●	As disclosed in Note 19, in January 2018, the Company issued an unsecured promissory note in the principal amount of $0.5 million to LSV Co-Invest I to provide additional working capital for the Company; and

●	We continue to look for opportunities to refinance our remaining debt on more favorable terms.

Although we cannot predict with certainty the outcome of any individual action to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned, we believe that through these actions taken as a whole, and management’s continued efforts to improve operating results and find additional liquidity resources, we can satisfy our estimated liquidity needs for the next twelve months.

In addition to the above actions, although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. From 2014 through 2017, and again in 2018, LSVM has provided financial support in the form of financing through various debt agreements disclosed in Note 14 and Note 19. Based on LSVM’s historical support of the Company, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future.

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed above have either already occurred or are probable of occurring, and mitigate the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the twelve months from the issuance of the Condensed Consolidated Financial Statements.

3.	BUSINESS COMBINATION

On October 4, 2016, the Company acquired certain assets of the EBGL Sellers through the Company’s wholly-owned subsidiaries EdgeBuilder and Glenbrook, respectively, pursuant to the terms of an Asset Purchase Agreement, dated as of the same date, by and among the Company, EdgeBuilder, Glenbrook, the EBGL Sellers and the individual owners of the EBGL Sellers (the “EBGL Acquisition”). The Company operates the businesses of EdgeBuilder and Glenbrook on a combined basis, and such businesses are referred to on a combined basis as EBGL.

EBGL’s results are included in our consolidated statement of operations since October 4, 2016, the date of the EBGL Acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and the EBGL Sellers for the three-month period ended March 31, 2016 as if the EBGL Acquisition had occurred on January 1, 2016 (in thousands, except per share amount):

2016
Pro forma net sales	$10,080
Pro forma net loss	(1,111)
Pro forma loss per share – basic and diluted	(0.48)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

4.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 was issued to simplify the presentation of deferred income taxes. The amendments in this guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As required, ATRM adopted these updates effective January 1, 2017.

5.	RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

3/31/2017

Cash and cash equivalents	$569
Restricted cash	280
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated balance sheet	$849

Amounts included in restricted cash represent those on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS revolving line of credit facility.

6.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at March 31, 2017 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$548
Noncurrent portion		—	150
Total	$—	$—	$698
Contingent earn-out payable related to the EBGL Acquisition	$—	$—	$(991)

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (in thousands):

	Earn-out Receivable (1)	Earn-out Payable (2)

Balance at December 31, 2016	$561	$(967)
Add – adjustment based on re-assessments	213	—
Add – net increase based on re-assessments	—	(24)
Subtract – settlements	(76)	—
Balance at March 31, 2017	$698	$(991)

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014.
(2)	Earn-out payable related to the EBGL Acquisition.

Quantitative information about Level 3 fair value measurements on a recurring basis at March 31, 2017, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total projected revenue Performance weighted average Discount rate	$11.3 million 60% to 125% 10%

Contingent earn-out payable	Discounted cash flow	Estimated gross profit for earn-out period Discount rate	$3.4 million 10%

7.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)

Contract billings	$4,294	$2,330
Retainage	158	370
Subtotal	4,452	2,700
Less – allowance for doubtful accounts	(4)	(96)
Accounts receivable, net	$4,448	$2,604

Retainage balances are expected to be collected within the next twelve months.

8.	INVENTORIES

At March 31, 2017 and December 31, 2016, inventories totaling approximately $1.3 million and $1.4 million, respectively, consisted of raw materials inventory. There are no finished goods or work-in-process inventory included in the inventory balances as of March 31, 2017 or December 31, 2016.

9.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	March 31, 2017 (unaudited)			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Indefinite-lived intangible assets:
Goodwill	$3,020	$—	$3,020	$3,020	$—	$3,020
Trademarks	394	—	394	394	—	394
Total	3,414	—	3,414	3,414	—	3,414

Finite-lived intangible assets:
Customer relationships	2,097	(665)	1,432	2,097	(586)	1,511
Purchased backlog	1,290	(1,191)	99	1,290	(1,078)	212
Total	3,387	(1,856)	1,531	3,387	(1,664)	1,723

Total intangible assets	$6,801	$(1,856)	$4,945	$6,801	$(1,664)	$5,137

Amortization expense amounted to approximately $192,000 for the three months ended March 31, 2017, and approximately $51,000 for the three months ended March 31, 2016. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2017 (nine months)	$336
2018	315
2019	315
2020	315
2021	164
Thereafter	86
Total	$1,531

10.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)

Costs incurred on uncompleted contracts	$9,899	$6,575
Inventory purchased for specific contracts	780	837
Estimated profit	1,667	1,150
Subtotal	12,346	8,562
Less billings to date	(12,293)	(8,169)
Total	$53	$393

Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$866	$1,045
Billings in excess of costs and estimated profit	(813)	(652)
Total	$53	$393

The Company had approximately $10.4 million of work under contract remaining to be recognized at March 31, 2017.

11.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $4.7 million at March 31, 2017, included retainage amounts due to subcontractors of approximately $0.2 million. Accounts payable of approximately $3.8 million at December 31, 2016 included retainage amounts due to subcontractors totaling approximately $0.4 million. Retainage balances at March 31, 2017, are expected to be settled within the next 12 months.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)

Accrued interest expense	$374	$637
Accrued sales taxes	892	739
Accrued health insurance costs	108	96
Accrued sales rebates	213	327
Accrued warranty	50	49
Other	90	416
Total other accrued liabilities	$1,727	$2,264

Changes in accrued warranty are summarized below (in thousands):

	Three months ended March 31,
	2017	2016
	(unaudited)
Accrual balance, beginning of period	$49	$39
Accruals for warranties	1	29
Settlements made	—	(29)
Accrual balance, end of period	$50	$39

13.	NOTES PAYABLE

As of March 31, 2017, we had outstanding notes payable of approximately $4.1 million. Our notes payable included (i) $2.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $1.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the EBGL Loan Agreement.

The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At March 31, 2017, approximately $2.4 million was outstanding under the KBS Loan Agreement, which, after offset of approximately $0.1 million of unamortized deferred financing costs, is presented at a net amount of approximately $2.3 million on the Condensed Consolidated Balance Sheet.

As of December 31, 2017, KBS was not in compliance with the financial covenant requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of the next test date, December 31, 2017. We have begun discussions with Gerber Finance as to obtaining a waiver for these events. Should the Company be unable to obtain a waiver from Gerber Finance, it would become an event of default. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable.

The EBGL Loan Agreement provides EBGL with a revolving working capital line of credit of up to $3.0 million. Availability under the EBGL Loan Agreement is based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment. The initial term of the EBGL Loan Agreement is set to expire on October 3, 2018, but extends automatically for additional one-year periods unless a party provided prior written notice of termination. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance is payable upon the expiration of the term of the EBGL Loan Agreement. Initially, availability under the EBGL Loan Agreement was limited to $1.0 million, which amount could be increased to up to $3.0 million in increments of $500,000 upon the request of the borrowers and in the discretion of Gerber Finance. As of March 31, 2017, maximum availability was set at $2.0 million under the EBGL Loan Agreement. Obligations under the EBGL Loan Agreement were secured by all of the borrowers’ assets and were guaranteed by the Company and its other subsidiaries. The EBGL Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that EBGL maintains a minimum tangible net worth and a minimum debt service coverage ratio. As of March 31, 2017, the Company expected that it would be in compliance with these financial covenants at the next test date, December 31, 2017; however, as discussed in Note 19, the EBGL Loan Agreement was replaced by a new working capital line of credit with a new lender. At March 31, 2017, approximately $2.0 million was outstanding under the EBGL Loan Agreement, which, after offset of approximately $0.2 million of unamortized deferred financing costs, is presented at a net amount of approximately $1.8 million on the Condensed Consolidated Balance Sheet. As disclosed in Note 19, the Company refinanced the EBGL Loan Agreement through a new $3.0 million revolving working capital line of credit with Premier Bank on June 30, 2017.

14.	LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)

Promissory note payable to LSVI, a related party, unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	$4,522	$4,261

Promissory notes payable to LSV Co-Invest I, a related party, unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019	7,625	6,773

Promissory note payable to KBS, sellers, unsecured, interest imputed at 9.5%, payable in monthly installments of $100,000 (principal and interest) through July 2017	392	678

Software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	43	46

Notes payable, secured by equipment, interest at 6.6% to 9.5% per annum, with varying maturity dates through September 2018	16	22

Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018	3,000	3,000

Revolving equipment credit line, unsecured	15	—

Deferred payments to EBGL Sellers, secured, interest imputed at 10.0%, quarterly payments of principal and interest of $250,000 beginning April 1, 2017 through October 1, 2017; as disclosed in Note 19, the Company amended the terms of the deferred payments to EBGL Sellers on June 30, 2017	731	964

Total long-term debt	16,344	15,744
Current portion	(1,132)	(1,675)
Noncurrent portion	$15,212	$14,069

Under the terms of the amended LSVI and LSV Co-Invest I promissory notes, the Company, at its sole option, may elect to make any interest payment in PIK Interest at an effective rate of 12% per annum (versus the 10% interest rate applied to cash payments) for that period. The Company elected the PIK Interest option for its interest payments in 2016 and recorded approximately $1.1 million of PIK Interest as part of the principal balance of the LSVI and LSV Co-Invest I promissory notes at December 31, 2016 and March 31, 2017. Subsequently, the Company has elected the PIK Interest option for its interest payments in 2017.

On March 31, 2017, ATRM entered into an additional Securities Purchase Agreement with LSV Co-Invest I. Pursuant to this agreement, LSV Co-Invest I purchased for $0.5 million in cash, an unsecured promissory note dated March 31, 2017, made by ATRM in the principal amount of $0.5 million. The note bears interest at 10.0% per annum, with interest payable semiannually in January and July; provided, however, LSV Co-Invest I may elect to receive any PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Except for the principal amount and the PIK Interest feature, the terms of this promissory note are identical to the terms of the previous LSVI and LSV Co-Invest I promissory notes.

As disclosed in Note 19, subsequent to March 31, 2017, the Company, LSVI, and LSV Co-Invest I entered into an exchange agreement whereby the outstanding LSVI and LSV Co-Invest I promissory notes, along with accrued interest, were exchanged for 132,548 shares of the Company’s 10.0% Series B Cumulative Preferred Stock.

The Company is party to a Registration Rights Agreement with LSVI, providing LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the 107,297 shares of our common stock issued upon the conversion of a convertible promissory note held by LSVI in 2014.

As of March 31, 2017, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI.

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

2014 Incentive Plan

The Company has a stock incentive plan that was approved by the Board and became effective on December 4, 2014 (the “2014 Plan”) upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of the Board. The purpose of the 2014 Plan is to provide employees, consultants and Board members the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock.

Under the 2014 Plan, prior to January 1, 2016, 60,000 restricted shares of the Company’s common stock were granted to its directors and its then Chief Financial Officer. The shares vested one year after the grant date and the fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $67,000 for the three months ended March 31, 2016 and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations.

On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $17,000 for the three months ended March 31, 2017, and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $37,000 has been recognized on a straight-line basis through October 19, 2017.

2003 Stock Incentive Plan

A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2017	27,500	$6.88
Options expired during the three months ended March 31, 2017	(16,200)	$7.75
Outstanding, March 31, 2017	11,300	$5.64	0.62 years	$0

Exercisable, March 31, 2017	11,300	$5.64	0.62 years	$0

All stock options outstanding at March 31, 2017, are nonqualified options, all of which expired unexercised at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on March 31, 2017.

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

At March 31, 2017, we have recorded a deferred tax liability of $20,700 for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

17.	LEGAL PROCEEDINGS

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that arise in the ordinary course of business. Information regarding certain material proceedings is provided below.

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The district court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the court of appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and dismissed the case. On September 19, 2016, UTHE filed its appeal to the Ninth Circuit of the district court’s grant of summary judgment and dismissal. The parties completed the appellate briefing on February 13, 2017. Oral arguments were held by the appellate court on February 14, 2018. The court is expected to render its decision on the appeal within 90 days. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for Nelton Court were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. The Hartford Superior Court has set a trial date for February 2018, but that date will likely be continued because all of the parties have participated in mediation and settlement negotiations are ongoing, so no depositions have yet been conducted. On December 18, 2017, KBS was notified that a global settlement had been reached between all defendants and the plaintiff. Under the settlement, KBS’s insurance carriers have agreed to pay $300,000 to the plaintiff.

From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s consolidated financial statements.

18.	OPERATING SEGMENTS

Prior to the EBGL Acquisition in October 2016, the Company’s operating results reflected the operating results of KBS, along with certain corporate overhead and corporate borrowing activity. Since the EBGL Acquisition, the Company manages and organizes its business in two distinct reportable segments: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing segment, through KBS, manufactures modular buildings for both single-family residential homes and larger, commercial building projects. The structural wall panel and wood foundation manufacturing segment (which also includes the building supply retail operations) manufactures structural wall panels for both residential and commercial projects as well as permanent wood foundation systems for residential homes, through the EdgeBuilder subsidiary, in addition to operating a local building supply retail operation, through the Glenbrook subsidiary. The Company also has corporate level activities and expenditures which are not considered a reportable segment.

Each segments’ accounting policies are the same as those described in the summary of significant accounting policies, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There are no intersegment sales.

The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they have different manufacturing processes and market to different customer bases, in geographically different markets.

The following table presents certain financial information regarding each reportable segment as of and for the three months ended March 31, 2017 (in thousands):

	Modular Home Manufacturing	Structural Wall Panel Manufacturing	Total

Segment net sales	$5,608	$3,796	$9,404
Depreciation and amortization expense	123	156	279
Interest expense, net	85	129	214
Segment net income (loss)	35	(279)	(244)
Total segment assets	7,867	8,463	16,330
Expenditures for segment assets	19	23	42

Reconciliation of Segment Information (in thousands)

Revenues
Total net sales for reportable segments	$9,404
Other net sales	—
Consolidated net sales	$9,404
Net loss
Total net loss for reportable segments	$244
Other net sales	—
Unallocated amounts:
Other corporate expenses	477
Interest expense	349
Change in fair value of contingent earn-out receivable	(213)
Provision for income taxes	4
Consolidated net loss	$861
Assets
Total assets for reportable segments	$16,330
Other assets	1,524
Consolidated assets	$17,854

Other Significant Adjustments	Segment Totals	Adjustments	Consolidated Totals

Depreciation and amortization expense	$280	$—	$280
Interest expense	$214	$349	$563

The adjustment to interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The other adjustments reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

19.	SUBSEQUENT EVENTS

EBGL Line of Credit

On June 30, 2017, EBGL entered into a Revolving Credit Loan Agreement (the “Premier Loan Agreement”) with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the EBGL Loan Agreement with Gerber Finance, which was terminated on the same date. Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on June 30, 2018, but may be extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.

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

In connection with EBGL’s entry into the Premier Loan Agreement, and on the same date, EBGL repaid in full all of their obligations under and terminated the EBGL Loan Agreement. Pursuant to the termination of the EBGL Loan Agreement, all obligations of the Company in favor of Gerber Finance in connection with the EBGL Loan Agreement were extinguished.

Amended Asset Purchase Agreement

On June 30, 2017, the Company and the EBGL Sellers agreed to amend that certain Asset Purchase Agreement, dated as of October 4, 2016 (as amended, the “EBGL Asset Purchase Agreement”). Under the terms of this amendment, EBGL’s obligations to pay certain deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment ($1.0 million) were replaced with set monthly payments totaling $1.8 million, payable with an initial $0.2 million payment made on or about July 3, 2017, and 16 monthly installments of $0.1 million beginning August 1, 2017, and ending on November 1, 2018.

Amendments to Gerber Finance Loan Agreements

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

On September 29, 2017, the parties to the KBS Loan Agreement entered into a Fifth Agreement of Amendment to Loan and Security Agreement and the parties to the Acquisition Loan Agreement entered into a Third Agreement of Amendment to Loan and Security Agreement in conjunction with the Exchange with LSVI and LSV Co-Invest (see discussion below).

On December 22, 2017, the parties to the KBS Loan Agreement entered into a Sixth Agreement of Amendment to Loan and Security Agreement providing for increased availability under the KBS Loan Agreement to KBS under certain circumstances, and certain other changes. In connection with this amendment to the KBS Loan Agreement, Jeffrey E. Eberwein, a director of the Company, executed a guaranty dated November 20, 2017 in favor of Gerber Finance unconditionally guaranteeing up to $500,000 of KBS’s obligations under the KBS Loan Agreement arising from certain permitted overadvances. On December 22, 2017, the Company also entered into a Fourth Agreement of Amendment to Loan and Security Agreement to amend the terms of the Acquisition Loan Agreement to reflect certain changes made to the KBS Loan Agreement.

Preferred Stock Exchange

On September 29, 2017, the Company, LSVI and LSV Co-Invest I entered into an Exchange Agreement, dated as of the same date (the “Exchange Agreement”), pursuant to which the Company issued to LSVI and LSV Co-Invest I a total of 132,548 shares of a new class of 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Stock”), of the Company in exchange for the return and cancellation of all of the unsecured promissory notes of the Company (the “Notes”) held by LSVI and LSV Co-Invest I (the “Exchange”). The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation. The material terms of the Series B Stock are described in the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2017.

On September 29, 2017, in connection with the Exchange, the Company entered into a Registration Rights Agreement, dated as of the same date (the “Registration Rights Agreement”), with LSVI and LSV Co-Invest I. The Registration Rights Agreement provides that at any time after October 15, 2018, upon the written request of the holders of at least 66 2/3% of the shares of Series B Stock issued in the Exchange that qualify as registrable securities as defined therein, the Company will prepare and file with the SEC a registration statement covering the resale of those shares by their holders.

At the time of the Exchange, LSVI also owned 1,067,885 shares of the Company’s common stock, or approximately 45% of the shares outstanding. Additionally, 10,000 shares of the Company’s common stock were held in an account managed by LSVM, an affiliate of LSVI and LSV Co-Invest I. Jeffrey E. Eberwein, Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI, and therefore may be deemed to beneficially own the securities owned by LSVI and the securities held in the account managed by LSVM. The terms of the Exchange Agreement and the Series B Stock were negotiated and approved by a special committee of the Board consisting solely of disinterested and independent directors.

On September 29, 2017, in connection with the Exchange, the Company entered into amendments to its two Loan and Security Agreements (as amended, the “Loan Agreements”) with Gerber Finance to permit the Exchange and the Company’s payment of dividends on the Series B Stock in-kind, by the issuance of additional shares of Series B Stock, in accordance with the terms of the Series B Stock (as described below). Under the Loan Agreements, the Company is not permitted to pay dividends on the Series B Stock in cash without the consent of Gerber Finance. Additionally, in connection with the Exchange, the subordination agreements by and among the Company, LSVI, LSV Co-Invest I and Gerber Finance, providing for the subordination of the Company’s obligations under the Notes to its obligations to Gerber Finance, were terminated.

Charter Amendments

At the Company’s 2017 Annual Meeting of Shareholders held on December 4, 2017, shareholders approved amendments to its Amended and Restated Articles of Incorporation (the “Existing Charter”) to:

(i)	increase the number of authorized shares of the Company’s capital stock from 3,200,000 to 10,000,000, and make corresponding changes to the number of authorized shares of the Company’s common stock and preferred stock;

(ii)	effect a 4-for-1 forward stock split of the Series B Stock; and

(iii)	effect an extension to December 5, 2020 of the provisions of the Existing Charter designed to protect the tax benefits of the Company’s net operating loss carryforwards by generally restricting any direct or indirect transfers of the Company’s common stock that increase the direct or indirect ownership of the Company’s common stock by any Person (as defined in the Existing Charter) from less than 4.99% to 4.99% or more of the Company’s common stock, or increase the percentage of the Company’s common stock owned directly or indirectly by a Person owning or deemed to own 4.99% or more of the Company’s common stock (the “Extended Protective Amendment”).

On December 4, 2017, the Company filed Articles of Amendment with the Office of the Secretary of State of the State of Minnesota to effect these amendments.

Promissory Note Sale to LSV Co-Invest I

On January 12, 2018, the Company issued to LSV Co-Invest I an unsecured promissory note in the principal amount of $0.5 million in exchange for the same amount in cash (the “LSV Co-Invest I Note”). The LSV Co-Invest I Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest as PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Any unpaid principal and interest under the LSV Co-Invest I Note is due on January 12, 2020. The Company may prepay the LSV Co-Invest I Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

As of January 12, 2018, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI. ATRM’s entry into the securities purchase agreement with LSV Co-Invest I was approved by a Special Committee of our Board consisting solely of independent directors.

ATRM HOLDINGS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Forward-Looking Statements

This report may contain “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe,” or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. These forward-looking statements are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the 2016 10-K, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Recent Developments

Prior to October 2016, ATRM’s sole business was the manufacturing, selling and distributing modular housing units for residential and commercial use. On October 4, 2016, we completed the EBGL Acquisition, adding Glenbrook and EdgeBuilder to our operations. Currently, through our wholly-owned subsidiaries, KBS, Glenbrook and EdgeBuilder, we manufacture modular buildings for commercial and residential applications in production facilities located in South Paris and Waterford, Maine, operate a retail lumber yard located in Oakdale, Minnesota, and manufacture structural wall panels, permanent wood foundation systems and other engineered wood products for use in construction of commercial and residential buildings in a production facility located in Prescott, Wisconsin.

On June 30, 2017, EBGL entered into the Premier Loan Agreement with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the EBGL Loan Agreement with Gerber Finance, which was terminated on the same date.

On June 30, 2017, the Company and EdgeBuilder Wall Panels, Inc. and Glenbrook Lumber & Supply, Inc. (collectively the “EBGL Sellers”) amended the EBGL Asset Purchase Agreement, replacing EBGL’s obligations to pay certain deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment ($1.0 million) with set monthly payments totaling $1.8 million, payable with an initial $200,000 payment made on or about July 3, 2017, and 16 monthly installments beginning August 1, 2017, and ending on November 1, 2018.

On September 29, 2017, we completed the Exchange, issuing to LSVI and LSV Co-Invest I a total of 132,548 shares of Series B Stock in exchange for the return and cancellation of all of the Notes held by LSVI and LSV Co-Invest I. The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation. The material terms of the Series B Stock are described in the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2017.

On January 12, 2018, the Company issued to LSV Co-Invest I an unsecured promissory note in the principal amount of $0.5 million in exchange for the same amount in cash (the “LSV Co-Invest I Note”). The LSV Co-Invest I Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest as PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Any unpaid principal and interest under the LSV Co-Invest I Note is due on January 12, 2020. The Company may prepay the LSV Co-Invest I Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

Results of Operations

Net Loss. Net loss for the three months ended March 31, 2017, was approximately $0.9 million as compared to net loss of approximately $1.7 million for the same period in 2016. This improvement in operating results from the prior year was primarily due to the acquisition of EBGL’s operations completed in October 2016, which added an overall gross margin of $0.4 million, and an improvement in overall gross margins at KBS due to operational improvements as discussed below.

Net Sales. Net sales were approximately $9.4 million for the three months ended March 31, 2017, compared with approximately $5.1 million for the same period in 2016; an increase of approximately $4.3 million. The addition of the EBGL operations, which were acquired in October 2016, added approximately $3.8 million in net sales for the three months ended March 31, 2017. The remaining increase of $0.5 million is related to the growth of net sales for KBS. KBS’s net revenues for the three months ended March 31, 2017 were approximately $5.6 million as compared to approximately $5.1 million for the three months ended March 31, 2016. KBS’s growth in net sales was driven primarily by the sale of single-family homes, which increased from approximately $3.5 million for the three months ended March 31, 2016 to approximately $4.6 million for the three months ended March 31, 2017. This $1.1 million increase in the sale of single-family homes was partially offset by a decrease in revenue related to commercial projects of approximately $0.6 million from approximately $1.6 million for the three months ended March 31, 2016 to approximately $1.0 million for the three months ended March 31, 2017. The decrease in commercial project revenue reflects KBS’s previously announced strategic plan to focus on its residential home business, while continuing to be selective in the major commercial projects it selects. Net revenue from the sales of single-family homes represented 82% and 69% of total KBS net revenue for the three-month periods ended March 31, 2017 and 2016, respectively. Conversely, net revenue from commercial projects represented 18% and 31% of total KBS net revenue for the three-month periods ended March 31, 2017 and 2016, respectively. Additionally, the increase in sales of single-family homes at KBS for the three-month period ended March 31, 2017, as compared to the three-month period ended March 31, 2016, included an improved sales mix of its residential single-family homes, which contributed to the increase in overall gross margins.

Cost of Sales. Cost of sales amounted to approximately $8.2 million for the three months ended March 31, 2017, compared with approximately $5.4 million for the same period in 2016. This increase of approximately $2.8 million was due to the addition the addition of the EBGL operations, which were acquired in October 2016, which added approximately $3.4 million in cost of sales for the three months ended March 31, 2017. This increase due to the EBGL Acquisition was partially offset by the decrease of approximately $0.6 million in the cost of sales for KBS. Despite the growth in KBS’s net revenues over the prior first quarter, KBS’s costs of sales decreased. This decrease in cost of sales for KBS as compared to the prior year reflects the results of KBS’s strategic initiatives including more selectivity in the commercial projects the company undertakes, improved project pricing (including implementing price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the Condensed Consolidated Financial Statements, resulting in lower direct and overhead costs. Additionally, due to the strong backlog as of December 31, 2016, going into the first quarter, KBS was able to operate its South Paris factory at or near full capacity through the entire first quarter of 2017 as compared to the first quarter of 2016 where the factory operated at only approximately half capacity throughout the quarter due to a seasonal weakness in sales and limited backlog. The strategic initiatives at KBS, coupled with an improved sales mix and high capacity utilization rates, have resulted in higher gross margins for the first three months of 2017 as compared to the same period in 2016.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $1.7 million and $1.0 million for the three months ended March 31, 2017, and 2016, respectively. The increase in SG&A expense of $0.7 million is primarily attributable to the addition of the EBGL operations, which were acquired in October 2016, which added approximately $0.5 million of selling, general and administrative expenses (including $0.1 million of amortization expense related to the acquired intangible assets) to the Company’s operating results. In addition, SG&A increased due to higher legal fees incurred related to post-acquisition related matters with respect to the EBGL Acquisition, as well as higher costs for KBS related to commissions and bank services charges incurred in 2017 not incurred in the same period in 2016. Commissions at KBS relate to the addition of outside sales representatives in 2016 and bank service charges related to the KBS line of credit with Gerber Finance added in February 2016.

Interest Expense. Interest expense increased by approximately $0.3 million from approximately $0.3 million for the three months ended March 31, 2016 to approximately $0.6 million for the three months ended March 31, 2017. This increase is attributable to the increase in overall debt for the Company from approximately $12.8 million at March 31, 2016, to approximately $20.5 million at March 31, 2017. See Notes 13 and 14 to the Condensed Consolidated Financial Statements for the period ended March 31, 2017, for further details on the Company’s outstanding debt. In addition to the overall increase in outstanding debt, the increase in interest expense is also attributable to the higher interest rate related to the Notes held by LSVI and LSV Co-Invest I, which were accrued at the PIK Interest rate of 12% during the three months ended March 31, 2017, versus the cash interest rate of 10% for the same period in 2016. The Company elected the PIK Interest option for the three-month period ended March 31, 2017.

Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $4,000 for the three months ended March 31, 2017 and 2016, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents, including restricted cash, decreased by approximately $0.6 million in the three months ended March 31, 2017.

Cash flows used in operating activities. In the three months ended March 31, 2017, cash flows used in operating activities were approximately $1.2 million, consisting primarily of changes in working capital of approximately $1.1 million and our net loss of approximately $0.9 million and the non-cash net changes in the fair value of our contingent earnouts of approximately $0.2 million, partially offset by the non-cash PIK Interest of approximately $0.6 million, approximately $0.4 million of non-cash depreciation amortization and share-based compensation expense. Working capital changes for the three-month period ended March 31, 2017, netted to approximately $1.1 million including an increase of approximately $1.8 million in accounts receivable resulting from the increased sales activity and the timing differences in billings to customers and payments received from customers, and a decrease of approximately $0.5 million in other accrued liabilities, primarily accrued interest. These were partially offset by increases of approximately $0.9 million in trade accounts payable and $0.2 million in billings in excess of costs and estimated profit.

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

Cash flows generated by investing activities. Cash flows from investing activities were insignificant for the three-month periods ending March 31, 2017 and 2016, amounting to less than $0.1 million.

Cash flows generated by financing activities. In the three months ended March 31, 2017, cash flows generated by financing activities was approximately $0.6 million, which included $0.5 million proceeds from the issuance of the promissory note to LSV Co-Invest I on March 31, 2017 and approximately $0.7 million of net advances under the revolving lines of credit for KBS and EBGL, offset by approximately $0.5 million in payments on our long-term debt including a scheduled payment of $0.25 million to the EBGL Sellers and three scheduled payments totaling $0.3 million to the primary seller of KBS.

In the three months ended March 31, 2016, cash flows generated by financing activities was approximately $1.5 million, which included approximately $2.9 million of net advances under the KBS Loan Agreement, offset by payments of approximately $0.2 million for financing costs under this line of credit, and approximately $1.3 million to reduce principal balances of our long-term debt.

We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for the quarter ended March 31, 2017. We have incurred significant operating losses in recent years and, as of March 31, 2017, we had an accumulated deficit of approximately $81 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved as compared to the quarter ended March 31, 2016, remains negative for the quarter ended March 31, 2017. This has required us to generate funds from investing and financing activities. At March 31, 2017, we had outstanding debt of approximately $20.5 million.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of March 31, 2017, we had outstanding debt totaling approximately $20.5 million. Our debt included (i) $2.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement, $1.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the EBGL Loan Agreement and $3.0 million principal outstanding under the Acquisition Loan Agreement, (ii) $4.5 million principal amount of Notes issued to LSVI and $7.6 million principal amount of Notes issued to LSV Co-Invest I, with interest payable semiannually and any unpaid principal and interest is due on April 1, 2019, and (iii) $0.4 million principal amount outstanding under an unsecured promissory note issued to the primary sellers of KBS, payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. We also had obligations to make $0.75 million in deferred cash payments to the sellers of EBGL, payable in quarterly installments of $250,000, inclusive of interest, through October 1, 2017. Since March 31, 2017, we have made the following changes to the Company’s outstanding debt:

●	On June 30, 2017, the EBGL Loan Agreement was repaid in full in conjunction with EBGL entering into a new revolving credit agreement with Premier Bank, which refinanced the amounts outstanding at that time under the EBGL Loan Agreement;
●

On September 29, 2017, the promissory notes issued to LSVI and LSV Co-Invest I which were outstanding as of March 31, 2017, along with accrued interest through September 29, 2017, were exchanged for shares of the Company’s Series B Cumulative Preferred Stock;

●	The remaining $0.4 million principal amount outstanding on the unsecured promissory note issued to the primary sellers of KBS was paid in full, as scheduled, with the final payment made in July 2017;
●	In June 2017, the $0.75 million deferred cash payments due to the sellers of EBGL, along with the $1.0 million contingent earnout payable, were replaced with set monthly payments totaling $1.8 million payable with an initial $0.2 million payment on or about July 3, 2017, and 16 monthly installments of $0.1 million beginning August 1, 2017, and ending on November 1, 2018; and
●	In January 2018, the Company issued a new, unsecured promissory note in the principal amount of $0.5 million to LSV Co-Invest I to provide for additional working capital for the Company.

Jeffrey E. Eberwein, our Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI.

There can be no assurance that our existing cash reserves, together with funds generated by our operations and any future financings, will be sufficient to satisfy our debt payment obligations, to avoid liquidity issues and/or fund operations beyond this fiscal year. Our inability to generate funds from our operations and/or obtain financing sufficient to satisfy our payment obligations may result in our obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations. In addition, continued operating losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans. Given these uncertainties, there can be no assurance that our existing cash reserves will be sufficient to avoid liquidity issues and/or fund operations beyond this fiscal year.

During 2015, 2016, and into 2017, we implemented several strategic initiatives, effected certain actions and continued to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

●	KBS’s strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings;

●	KBS’s efforts to improve operating efficiencies, including reconfiguring the South Paris factory to increase production, investments in automated equipment to reduce labor costs, implementing lean manufacturing techniques, and elimination of duplicate overhead costs through the shut-down of the Waterford factory;

●	Reduction in KBS workforce including manufacturing, sales, engineering and front-office staff;

●	KBS increased pricing on its base ranch model in 2017, and in November 2017, instituted a 6% lumber surcharge on all new orders to help offset the significant rise in lumber and other raw materials costs;

●	KBS has implemented a new dynamic pricing model for 2018, which is designed to determine its bid price quoted to customers using the most current cost information;

●	KBS is exploring opportunities to monetize the Waterford facility, including a potential sale or lease to a third party;

●	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $100,000 per month of cash flows to be used for operations;

●	In October 2016, the Company acquired the EBGL businesses, which we believe that, after a transitional period, will generate net income and positive cash flows for the Company;

●	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;

●	In August 2016, we amended certain of our debt agreements to allow the Company to pay PIK Interest on approximately $11 million of our debt, reducing strain on current cash flows;

●	In June 2017, we refinanced EBGL’s revolving credit facility and amended the terms of our agreement with the EBGL Sellers providing for deferred payments to obtain more favorable lending and payment terms and reduce total fees paid under these agreements;

●	In September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to preferred stock;

●	In January 2018, the Company issued an unsecured promissory note in the principal amount of $0.5 million to LSV Co-Invest I to provide additional working capital for the Company; and

●	We continue to look for opportunities to refinance our remaining debt on more favorable terms.

Although we cannot predict, with certainty, the outcome of any individual action to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned, we believe that through these actions taken as a whole, and management’s continued efforts to improve operating results and find additional liquidity resources, we can satisfy our estimated liquidity needs for the next twelve months.

In addition to the above actions, although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. From 2014 through 2017, and again in 2018, LSVM has provided financial support in the form of financing through various debt agreements. Based on LSVM’s historical support of the Company, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future.

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed above have either already occurred or are probable of occurring, and mitigate the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the twelve months from the issuance of the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weaknesses

In April 2014, we acquired the assets and assumed certain liabilities related to the operations of KBS and subsequently, in October 2016, we acquired certain assets related to the operations of EBGL. Prior to the acquisitions, the KBS and EBGL operations were privately-owned businesses with very limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Specifically, material weaknesses existed in KBS’s and EBGL’s financial reporting processes with respect to (1) control over accounts payable cut-offs, (2) inventory accounting, (3) contract accounting and (4) inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes and management of user access rights in our accounting system, partly as a result of our limited size and accounting staff.

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

UTHE Technology Corporation v. Aetrium Incorporated

Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and in turn UTHE, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The district court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the court of appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On April 20, 2016, the district court stayed the case pending a decision in the Supreme Court case RJR Nabisco, Inc. v. The European Community, No. 15-138. A decision in the RJR Nabisco case was issued on June 20, 2016. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal in light of the RJR Nabisco decision. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and dismissed the case. On September 19, 2016, UTHE filed its appeal to the Ninth Circuit of the district court’s grant of summary judgment and dismissal. The parties completed the appellate briefing on February 13, 2017. Oral arguments were held by the appellate court on February 14, 2018. The court is expected to render its decision on the appeal within 90 days. We continue to believe that the claims asserted in this matter do not have any merit and intend to vigorously defend the action.

KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et al.

At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for Nelton Court were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. The court has set a trial date for February 2018, but that date will likely be continued because all of the parties have participated in mediation and settlement negotiations are ongoing, so no depositions have yet been conducted. On December 18, 2017, KBS was notified that a global settlement had been reached between all defendants and the plaintiff. Under the settlement, KBS’s insurance carriers have agreed to pay $300,000 to the plaintiff.

From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s consolidated financial statements.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Promissory Note, dated March 31, 2017, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP.
10.1	Securities Purchase Agreement, dated as of March 31, 2017, by and between ATRM Holdings, Inc. and Lone Star Value Co-Invest I, LP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: March 23, 2018	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2018	By:	/s/ Stephen A. Clark
Stephen A. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)

