Form 10-Q
period 2017-06-30
ATRM Holdings, Inc.
filed 2019-04-16
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 11, 2019, 2,576,219 shares of Common Stock of the Registrant were outstanding.

ATRM HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$454	$1,247
Restricted cash	280	150
Accounts receivable, net	3,953	2,604
Costs and estimated profit in excess of billings	843	1,045
Inventories	1,400	1,404
Fair value of contingent earn-out receivable, current	467	359
Other current assets	270	237
Total current assets	7,667	7,046
Property, plant and equipment, net	4,295	4,393
Fair value of contingent earn-out receivable, noncurrent	214	202
Goodwill	—	3,020
Intangible assets, net	1,747	2,117
Total assets	$13,923	$16,778

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable – revolving lines of credit	$4,943	$3,420
Current portion of long-term debt	1,094	1,675
Trade accounts payable	4,595	3,776
Billings in excess of costs and estimated profit	694	652
Accrued compensation	472	407
Fair value of contingent earn-out payable	—	967
Other accrued liabilities	2,264	2,264
Total current liabilities	14,062	13,161
Long-term debt, less current provision	15,708	14,069
Deferred income taxes	25	19
Commitments and contingencies
Shareholders' deficit:
Common stock, $.001 par value; 3,000,000 shares authorized; 2,396,219 shares issued and outstanding at June 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	69,736	69,702
Accumulated deficit	(85,610)	(80,175)
Total shareholders' deficit	(15,872)	(10,471)
Total liabilities and shareholders' deficit	$13,923	$16,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$10,823	$5,901	$20,227	$10,952
Costs and expenses:
Cost of sales	9,853	5,406	18,036	10,840
Selling, general, and administrative expenses	1,916	1,160	3,619	2,187
Goodwill impairment charge	3,020	—	3,020	—
Total costs and expenses	14,789	6,566	24,675	13,027
Operating loss	(3,966)	(665)	(4,448)	(2,075)

Other (expense) income:
Interest expense	(846)	(423)	(1,409)	(724)
Change in fair value of contingent earn-outs, net	242	1	430	2
Loss before income taxes	(4,570)	(1,087)	(5,427)	(2,797)
Income tax expense	(4)	(1)	(8)	(5)
Net loss	$(4,574)	$(1,088)	$(5,435)	$(2,802)

Net loss per share, basic and diluted	$(1.93)	$(0.49)	$(2.30)	$(1.27)
Weighted average common shares outstanding, basic and diluted	2,366	2,223	2,366	2,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,435)	$(2,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177	156
Amortization expense, intangible assets	370	101
Amortization expense, deferred financing costs	273	36
Share-based compensation expense	34	115
(Gain) loss on sale of equipment	(8)	25
Deferred income taxes	6	4
Change in fair value of contingent earn-out receivable	(354)	(2)
Change in fair value of contingent earn-out payable	(76)	—
Imputed interest on seller deferred payment obligations	36	—
Goodwill impairment charge	3,020	—
Paid-in-kind interest (“PIK Interest”)	613	—
Changes in operating assets and liabilities:
Accounts receivable	(1,349)	244
Costs and estimated profit in excess of billings	202	(701)
Inventories	4	78
Other current assets	(33)	10
Trade accounts payable	764	639
Billings in excess of costs and estimated profit	42	(69)
Accrued compensation	65	181
Other accrued liabilities	—	(305)
Net cash used in operating activities	(1,649)	(2,290)
Cash flows from investing activities:
Proceeds from earn-out consideration	234	136
Purchase of property and equipment	(106)	(48)
Sale of equipment	34	109
Net cash generated by investing activities	162	197
Cash flows from financing activities:
Proceeds from issuance of long-term debt	567	—
Proceeds from revolving line of credit	22,744	9,675
Principal payments on revolving line of credit	(21,455)	(6,144)
Payment of deferred financing costs	16	(175)
Principal payments on long-term debt	(1,048)	(1,572)
Net cash generated by financing activities	824	1,784
Net decrease in cash, cash equivalents and restricted cash	(663)	(309)
Cash, cash equivalents and restricted cash at beginning of period	1,397	624
Cash, cash equivalents and restricted cash at end of period	$734	$315
Supplemental cash flow information
Cash paid for interest expense	$690	$692
Deferred financing costs recorded in accounts payable	$55	$55
Decrease in other accrued liabilities for restructuring of contingent earn-out payable	$(891)	$—
Increase in long-term debt for restructuring of contingent earn-out payable	$891	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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
The Condensed Consolidated Balance Sheet at December 31, 2016, has been derived from our audited financial statements. In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full year or any future period.
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
We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for the three and six months ended June 30, 2017. We have incurred significant operating losses in recent years and, as of June 30, 2017, we had an accumulated deficit of approximately $85.6 million.  Working capital has remained negative over the past several years. Cash used in operating activities, while improved as compared to the six months ended June 30, 2016, remains negative for the six months ended June 30, 2017. This has required us to generate funds from investing and financing activities. At June 30, 2017, we had outstanding debt of approximately $21.7 million.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of June 30, 2017, we had outstanding debt totaling approximately $21.7 million. Our debt primarily included: (i) $3.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) (the “KBS Loan Agreement”) and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (the "Acquisition Loan Agreement"), (ii) $1.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”); (iii) $4.5 million principal amount of unsecured promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and $7.6 million principal amount of unsecured promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), with interest payable semiannually and any unpaid principal and interest due on April 1, 2019; and (iv) $0.1 million principal amount outstanding under an unsecured promissory note issued to the primary sellers of KBS, payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. We also have obligations to make $1.4 million in deferred cash payments to the sellers of EBGL, payable in monthly quarterly installments of $100,000, inclusive of interest, through November 1, 2018.
Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors (the “Board”), is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and the sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.
At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2016, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2016 was $3.2 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2016. In August 2017, Gerber Finance provided us with a waiver for these events. As of December 31, 2017 and 2018, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. While the Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS, the Company projects that it will continue to not be in compliance with the minimum leverage ratio covenant. If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
During 2016, 2017 and 2018, we implemented several strategic initiatives, effected certain actions and continued to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

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

•
KBS has implemented a new dynamic pricing model for 2018, which is designed to determine its bid price quoted to customers on the most current cost information to better ensure full recovery of its manufacturing costs and improve overall gross margins;

•	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $100,000 per month of cash flows to be used for operations;

•	In November 2018, EBGL made the final payment due to the sellers of EBGL, freeing up $100,000 per month of cash flows to be used for operations;

•	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;

•	In August 2016, we amended certain of our debt agreements to allow the Company to pay PIK Interest on approximately $11 million of our debt, reducing strain on current cash flows;

•
In June 2017, we refinanced EBGL’s revolving credit facility and amended the terms of our agreement with the EBGL Sellers providing for deferred payments to obtain more favorable lending and payment terms and reduce total fees paid under these agreements;

•	As disclosed in Note 19, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to preferred stock;

•
As disclosed in Note 19, in January 2018 and in June 2018, the Company issued an unsecured promissory note in the principal amount of $1.4 million to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 19); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On September 10, 2018 ATRM entered into a non-binding letter of intent (the “LOI”) relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad Corporation ("Digirad"). Under the terms contemplated in the LOI, ATRM stockholders will receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 19 for additional information). We anticipate the ATRM Acquisition to close in the third quarter of 2019.
Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed, have already occurred or are probable of occurring, and alleviate the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the twelve months from the issuance of the Condensed Consolidated Financial Statements. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to continue operations. Additionally, a failure to generate additional liquidity could negatively impact our access to materials or services that are important to the operation of our business. In addition, these losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans.
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
Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. In 2014, 2015, 2016, 2017 and 2018, LSVM has provided financial support in the form of financing through various debt agreements disclosed in Note 14. Based on the previous commitments, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future. In addition, it should be noted that LSVM is a related party to Digirad, with whom ATRM has entered into a LOI, as mentioned above.

3.	BUSINESS COMBINATION

On October 4, 2016, the Company acquired certain assets of EdgeBuilder Wall Panels, Inc. and Glenbrook Lumber & Supply, Inc. (collectively, the “EBGL Sellers”) through the Company’s wholly-owned subsidiaries EdgeBuilder and Glenbrook, respectively, pursuant to the terms of an Asset Purchase Agreement, dated as of the same date, by and among the Company, EdgeBuilder, Glenbrook, the EBGL Sellers and the individual owners of the EBGL Sellers (the “EBGL Acquisition”). The Company operates the businesses of EdgeBuilder and Glenbrook on a combined basis, and such businesses are referred to on a combined basis as EBGL.

EBGL’s results are included in our consolidated statement of operations since October 4, 2016, the date of the EBGL Acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and the EBGL Sellers for the three- and six-month periods ended June 30, 2016 as if the EBGL Acquisition had occurred on January 1, 2016 (in thousands, except per share amount):

	Three Months	Six Months
Pro forma net sales	$10,314	$20,394
Pro forma net loss	(903)	(2,014)
Pro forma loss per share – basic and diluted	(0.39)	(0.87)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

4.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date; consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications. There were no material impacts on the Company’s results based on the adoption of this update.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and should be adopted on a prospective basis. The Company has adopted this ASU on a prospective basis in the second quarter of 2017.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 was issued to simplify the presentation of deferred income taxes. The amendments in this guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As required, ATRM adopted this update effective January 1, 2017. There were no material impacts on the Company’s results based on the adoption of this update.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards.  The new guidance must be applied on a prospective basis and was adopted on January 1, 2017 with no material impact on our consolidated financial statements.

5.	RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$454	$1,247
Restricted cash	280	150
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$734	$1,397

Amounts included in restricted cash represent those on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS revolving line of credit facility.

6.	FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at June 30, 2017 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$467
Noncurrent portion	—	—	214
Total	$—	$—	$681

Financial assets reported at fair value on a recurring basis included the following at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$359
Noncurrent portion	—	—	202
Total	$—	$—	$561

Contingent earn-out payable	$—	$—	$(967)

Assets reported at fair value on a nonrecurring basis included the following at June 30, 2017 (in thousands):

	Fair Value (Level 3)	Total Gains and (Losses)(1)
Goodwill	$—	$(3,020)

(1) Goodwill with a carrying value of $3.0 million was written down to zero at June 30, 2017. As a result, we recorded an impairment charge of $3.0 million in the three and six months ended June 30, 2017, as described in Note 9.

Assets reported at fair value on a nonrecurring basis included the following at December 31, 2016 (in thousands):

	Fair Value (Level 3)	Total Gains and (Losses)(1)
Goodwill	$—	$(1,733)

(1) We recorded a goodwill impairment charge of approximately $1.7 million in year 2016 in connection with the write-off of the remaining goodwill related to the KBS acquisition (see Note 9).

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (in thousands):

	Earn-out Receivable (1)	Earn-out Payable (2)
Balance at December 31, 2016	$561	$(967)
Add – adjustment based on re-assessments	354	—
Add – net decrease based on re-assessments	—	76
Subtract – settlements	(234)	—
Subtract – amendment (see Note 14)	—	891
Balance at June 30, 2017	$681	$—

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014.

(2)	Earn-out payable related to the EBGL Acquisition.

The following table summarizes the activity for our Level 3 activity for our goodwill measured on a non-recurring basis (in thousands):

EBGL Goodwill
Balance at December 31, 2016	$3,020
Subtract – goodwill impairment recorded at June 30, 2017 (included in earnings)	(3,020)
Balance at June 30, 2017	$—

Quantitative information about Level 3 fair value measurements on a recurring basis at June 30, 2017, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total projected revenue (including actual results for periods through December 31, 2018)	$9.9 million
		Performance weighted average	100%
		Discount rate	2.2% to 2.6%

Quantitative information about Level 3 fair value measurements on a nonrecurring basis as of June 30, 2017, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Projected annual revenue Annual revenue growth rate Discount rate	$17.5 million 3.0% to 7.1% 13.6%

7.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Contract billings	$3,756	$2,330
Retainage	204	370
Subtotal	3,960	2,700
Less – allowance for doubtful accounts	(7)	(96)
Accounts receivable, net	$3,953	$2,604

Retainage balances are expected to be collected within the next twelve months.

8.	INVENTORIES

At June 30, 2017 and December 31, 2016, inventories totaling approximately $1.4 million consisted of raw materials inventory. There are no finished goods or work-in-process inventory included in the inventory balances as of June 30, 2017 or December 31, 2016.

9.	GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	June 30, 2017			December 31, 2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$—	$—	$—	$3,020	$—	$3,020
Trademarks	394	—	394	394	—	394
Total	394	—	394	3,414	—	3,414
Finite-lived intangible assets:
Customer relationships	2,097	(744)	1,353	2,097	(586)	1,511
Purchased backlog	1,290	(1,290)	—	1,290	(1,078)	212
Total	3,387	(2,034)	1,353	3,387	(1,664)	1,723
Total intangible assets	$3,781	$(2,034)	$1,747	$6,801	$(1,664)	$5,137

The Company performs an annual assessment of goodwill during the second quarter. Since the acquisition of EBGL in 2016, EBGL’s operating results have lagged behind management’s expectations. Rising lumber costs and other factors have resulted in lower-than-expected gross profit margins and net losses. We completed our annual goodwill impairment assessment as of June 30, 2017 and determined that the carrying value of the EBGL goodwill exceeded the estimated fair value by $3.0 million at that date. Accordingly, a goodwill impairment charge of approximately $3.0 million was recorded in the quarter ended June 30, 2017.

We completed a goodwill impairment assessment as of September 30, 2016 and determined that the carrying value of the KBS goodwill exceeded the fair value by $1.7 million at that date. Since the acquisition of KBS in 2014, KBS’s operating results had lagged behind management’s expectations. Despite the implementation of its strategic plans for change at KBS, which had begun to materialize in KBS’s overall operating results, KBS continued to underperform our projected levels of net revenue and net income. Accordingly, we recorded a goodwill impairment charge of approximately $1.7 million in 2016.

Amortization expense amounted to approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2017, and approximately $51.0 thousand and $0.1 million for the three and six months ended June 30, 2016, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2017 (six months)	$158
2018	315
2019	315
2020	315
2021	164
Thereafter	86
Total	$1,353

10.	UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Costs incurred on uncompleted contracts	$6,026	$6,575
Inventory purchased for specific contracts	765	837
Estimated profit	860	1,150
Subtotal	7,651	8,562
Less billings to date	(7,502)	(8,169)
Total	$149	$393
Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$843	$1,045
Billings in excess of costs and estimated profit	(694)	(652)
Total	$149	$393

The Company had approximately $7.4 million of work under contract remaining to be recognized at June 30, 2017.

11.	ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $4.6 million at June 30, 2017, included retainage amounts due to subcontractors of approximately $0.2 million. Accounts payable of approximately $3.8 million at December 31, 2016 included retainage amounts due to subcontractors totaling approximately $0.1 million. Retainage balances at June 30, 2017 are expected to be settled within the next 12 months.

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Accrued interest expense	$743	$637
Accrued sales taxes	1,082	739
Accrued health insurance costs	176	96
Accrued sales rebates	157	327
Accrued warranty	52	49
Other	54	416
Total other accrued liabilities	$2,264	$2,264

Changes in accrued warranty are summarized below (in thousands):

	Six Months Ended June 30, 2017
	2017	2016
	(unaudited)
Accrual balance, beginning of period	$49	$39
Accruals for warranties	3	37
Settlements made	—	(29)
Accrual balance, end of period	$52	$47

13.	NOTES PAYABLE
As of June 30, 2017, we had outstanding revolving lines of credit of approximately $4.9 million, net of unamortized financing fees of $0.1 million. Our notes payable included (i) $3.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $1.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At June 30, 2017, approximately $3.4 million was outstanding under the KBS Loan Agreement, which, after offset of approximately $0.1 million of unamortized deferred financing costs, is presented at a net amount of approximately $3.3 million on the Condensed Consolidated Balance Sheet.
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

As of December 31, 2017 and 2018, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. While the Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS, the Company projects that it will continue to not be in compliance with the minimum leverage ratio covenant. If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

EBGL Line of Credit

On October 4, 2016, concurrently with the EBGL Acquisition, the Company entered the EBGL Loan Agreement providing EBGL with a revolving working capital line of credit of up to $3.0 million. Availability under the EBGL Loan Agreement was based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment. The initial term of the EBGL Loan Agreement was set to expire on October 3, 2018, but extended automatically for additional one-year periods unless a party provided prior written notice of termination. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance was payable upon the expiration of the term of the EBGL Loan Agreement. Initially, availability under the EBGL Loan Agreement was limited to $1.0 million, which amount could be increased to up to $3.0 million in increments of $0.5 million upon the request of the borrowers and in the discretion of Gerber Finance. Obligations under the EBGL Loan Agreement were secured by all of the borrowers’ assets and were guaranteed by the Company and its other subsidiaries. The EBGL Loan Agreement contained representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants required that EBGL maintained a minimum tangible net worth and a minimum debt service coverage ratio. The Company refinanced the EBGL Loan Agreement through a new $3.0 million revolving working capital line of credit with Premier Bank on June 30, 2017.

On June 30, 2017, EBGL entered into the Premier Loan Agreement with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the EBGL Loan Agreement with Gerber Finance, which was terminated on the same date. Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended by Premier until February 1, 2019. In February 2019, the Premier Loan Agreement was extended further by Premier until August 1, 2019. The Premier Loan Agreement may be further extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.

The Premier Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the Premier Loan Agreement may result in the obligations of EBGL becoming immediately due and payable.

As a condition to closing the Premier Loan Agreement, each of the Company and Jeffrey E. Eberwein, Chairman of the Board, executed a guaranty, dated as of the same date, in favor of Premier, absolutely and unconditionally guaranteeing all of EBGL’s obligations under the Premier Loan Agreement.

In connection with EBGL’s entry into the Premier Loan Agreement, and on the same date, EBGL repaid in full all of their obligations under and terminated the EBGL Loan Agreement. Pursuant to the termination of the EBGL Loan Agreement, all obligations of the Company in favor of Gerber Finance in connection with the EBGL Loan Agreement were extinguished.

14.	LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Promissory note payable to LSVI, a related party, unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (these notes, plus accrued interest, were exchanged for Series B Stock on September 29, 2017)	$4,522	$4,261
Promissory notes payable to LSV Co-Invest I, a related party, unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (these notes, plus accrued interest, were exchanged for Series B Stock on September 29, 2017)	7,624	6,773
Promissory note payable to KBS Sellers, unsecured, interest imputed at 9.5%, payable in monthly installments of $100,000 (principal and interest) through July 2017; paid in full in July 2017	99	678
Software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	40	46
Note payable, secured by equipment, interest at 5.0% per annum, payable in monthly installments of $2,313 through October 2018; paid in full in October 2018	9	22
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate)	3,000	3,000
Revolving equipment credit line, unsecured	14	—
Deferred payments to EBGL Sellers, secured, interest imputed at 10.0%, quarterly payments of principal and interest of $250,000 beginning April 1, 2017 through October 1, 2017; as disclosed in Note 19, the Company amended the terms of the deferred payments to EBGL Sellers on June 30, 2017	—	964
Amended deferred payments to EBGL Sellers, inclusive of interest (imputed at 15.14%), monthly payments of $100,000 beginning on August 1, 2017 through November 1, 2018; amount paid in full in November 2018	1,441	—
EBGL capital lease, computer equipment	53	—
Total long-term debt	16,802	15,744
Current portion	(1,094)	(1,675)
Noncurrent portion	$15,708	$14,069

Under the terms of the amended LSVI and LSV Co-Invest I promissory notes, the Company, at its sole option, may elect to make any interest payment in PIK Interest at an effective rate of 12% per annum (versus the 10% interest rate applied to cash payments) for that period. The Company elected to make the PIK Interest option for its interest payments in 2016 and recorded approximately $0.5 million of PIK Interest as part of the principal balance of the LSVI and LSV Co-Invest I promissory notes at December 31, 2016. An additional $0.6 million of PIK Interest was added to the principal balance of the LSVI and LSV Co-Invest I promissory notes as of June 30, 2017.
On March 31, 2017, ATRM entered into a Securities Purchase Agreement with LSV Co-Invest I. Pursuant to this agreement, LSV Co-Invest I purchased for $0.5 million in cash, an unsecured promissory note dated March 31, 2017, made by

ATRM in the principal amount of $0.5 million. The note bears interest at 10.0% per annum, with interest payable semiannually in January and July; provided, however, LSV Co-Invest I may elect to receive any PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Except for the principal amount and the PIK Interest feature, the terms of this promissory note are identical to the terms of the previous LSVI and LSV Co-Invest I promissory notes.
As disclosed in Note 19, subsequent to June 30, 2017, the Company, LSVI, and LSV Co-Invest I entered into an exchange agreement whereby the outstanding LSVI and LSV Co-Invest I promissory notes, along with accrued interest, were exchanged for 132,548 shares of the Company’s 10.0% Series B Cumulative Preferred Stock ("Series B Stock"). Subsequent to June 30, 2017, in 2018, the Company issued new promissory notes to LSV Co-Invest I in the total principal amount of $1.4 million. See further discussion in Note 19.
The Company is party to a Registration Rights Agreement with LSVI, providing LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the 107,297 shares of our common stock issued upon the conversion of a convertible promissory note held by LSVI in 2014.
As of June 30, 2017, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI.
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

Amended Asset Purchase Agreement

On June 30, 2017, the Company and the EBGL Sellers agreed to amend the Asset Purchase Agreement, dated as of October 4, 2016 (as amended, the “EBGL Asset Purchase Agreement”). Under the terms of this amendment, EBGL’s obligations to pay certain deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment (carrying value of $0.89 million) were replaced with set monthly payments totaling $1.8 million, payable with an initial $0.2 million payment on or about July 3, 2017 and 2016 monthly installments of $0.1 million beginning August 1, 2017 and ending on November 1, 2018. The initial $0.2 million payment was made on June 30, 2017. The restructured obligation was accounted for as a modification of the original obligations. Accordingly, the carrying value at June 30, 2017 of the remaining obligations under the amended agreement (totaling $1.6 million, comprised of the remaining 16 monthly installments of $0.1 million per month, after the initial payment of $0.2 million was made on June 30, 2017) is equivalent to the total carrying value of the original obligations totaling $1.44 million at June 30, 2017, immediately prior to the amendment. This represents the estimated fair value of the amended obligation to the EBGL Sellers (future cash flows discounted using a rate of 15.14%). The Company has subsequently made all remaining payments with the final payment made in November 2018 in full satisfaction of the obligations to the EBGL Sellers.

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

Under the 2014 Plan, prior to January 1, 2016, 60,000 restricted shares of the Company’s common stock were granted to its directors and its then Chief Financial Officer. The shares vested one year after the grant date and the fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $48.0 thousand and $0.1 million for the three and six months ended June 30, 2016 and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations.
On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $16.9 thousand and $33.8 thousand for the three and six months ended June 30, 2017, and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $20.1 thousand will be recognized on a straight-line basis through October 19, 2017, subject to forfeitures.
2003 Stock Incentive Plan
A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2017	27,500	$6.88
Options expired	(16,200)	$7.75
Outstanding, June 30, 2017	11,300	$5.64	0.37 years	$—
Exercisable, June 30, 2017	11,300	$5.64	0.37 years	$—

All stock options outstanding at June 30, 2017, are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on June 30, 2017.

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
At June 30, 2017, we have recorded a deferred tax liability of $24.6 thousand for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

17.	LEGAL PROCEEDINGS

The Company is and may become involved in various lawsuits as well as other certain legal proceedings that arise in the ordinary course of business. Information regarding certain material proceedings is provided below.

UTHE Technology Corporation v. Aetrium Incorporated
Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The district court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the court of appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal of the sole remaining RICO claim. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and dismissed the case. On September 19, 2016, UTHE filed its appeal to the Ninth Circuit of the district court’s grant of summary judgment and dismissal. The parties completed the appellate briefing on February 13, 2017. Oral arguments were held by the appellate court on February 14, 2018. On July 2, 2018, the Ninth District Court of Appeals rendered its decision affirming the District Court’s opinion and upheld the dismissal of the case against ATRM. UTHE did not appeal that decision to the Supreme Court of the United States by the October 1, 2018 deadline. As such, this Ninth Circuit affirmance of the case dismissal stands, and the lawsuit has been successfully and completely defeated by the Company.
KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.
At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for Nelton Court were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. On December 18, 2017, KBS was notified that a global settlement had been reached between all defendants and the plaintiff. Under the settlement, the Company’s insurance carriers have agreed to pay $300,000 to the plaintiff in full settlement on KBS’s behalf. KBS paid a $10,000 deductible to its insurance carriers for this claim.
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
The following table presents certain financial information regarding each reportable segment as of and for the three and six months ended June 30, 2017 (in thousands):

Three Months Ended June 30, 2017	Modular Home Manufacturing	Structural Wall Panel Manufacturing	Total
Segment net sales	$6,282	$4,541	$10,823
Depreciation and amortization expense	123	144	267
Interest expense, net	93	384	477
Segment net loss	(340)	(3,463)	(3,803)
Total segment assets	7,884	4,934	12,818
Expenditures for segment assets	10	54	64

Six Months Ended June 30, 2017	Modular Home Manufacturing	Structural Wall Panel Manufacturing	Total
Segment net sales	$11,890	$8,337	$20,227
Depreciation and amortization expense	246	301	547
Interest expense, net	178	512	690
Segment net income (loss)	(305)	(3,742)	(4,047)
Total segment assets	7,884	4,934	12,818
Expenditures for segment assets	28	77	105

Reconciliation of Segment Information (in thousands)

Revenues	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total net sales for reportable segments	$10,823	$20,227
Other net sales	—	—
Consolidated net sales	$10,823	$20,227
Net loss
Total net loss for reportable segments	$(3,803)	$(4,047)
Unallocated amounts:
Other corporate expenses	(539)	(1,016)
Interest expense	(369)	(718)
Change in fair value of contingent earn-out receivable	141	354
Provision for income taxes	(4)	(8)
Consolidated net loss	$(4,574)	$(5,435)

Assets		June 30, 2017
Total assets for reportable segments		$12,818
Other assets		1,105
Consolidated assets		$13,923

Other Significant Adjustments	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$547	$—	$547
Interest expense	$691	$718	$1,409

The adjustment to interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The other adjustments reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

19.	SUBSEQUENT EVENTS
Amendments to Gerber Finance Loan Agreements

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

On December 22, 2017, the parties to the KBS Loan Agreement entered into a Sixth Agreement of Amendment to Loan and Security Agreement providing for increased availability under the KBS Loan Agreement to KBS under certain circumstances, and certain other changes. In connection with this amendment to the KBS Loan Agreement, Jeffrey E. Eberwein, a director of the Company, executed a guaranty dated November 20, 2017 in favor of Gerber Finance unconditionally guaranteeing up to $0.5 million of KBS’s obligations under the KBS Loan Agreement arising from certain permitted overadvances. On December 22, 2017, the Company also entered into a Fourth Agreement of Amendment to Loan and Security Agreement to amend the terms of the Acquisition Loan Agreement to reflect certain changes made to the KBS Loan Agreement.

Through a series of correspondence between KBS and Gerber, on or about January 15, 2018, which the parties to the KBS Loan Agreement deemed to be the Seventh Agreement of Amendment to the Loan and Security Agreement, the parties clarified certain definitions in the KBS Loan Agreement.

On October 1, 2018, the parties to the KBS Loan Agreement entered into an Eighth Agreement of Amendment to the Loan and Security Agreement to extend the availability of up to $0.6 million of overadvances to KBS above the borrowing base in order to provide KBS with additional working capital. The overadvance was scheduled to be paid down by $75,000 per week beginning January 4, 2019 in order to be fully repaid on or before February 23, 2019 to coincide with the expiration date of the line of credit. As the line was automatically renewed through February 23, 2020, Gerber has subsequently agreed to begin the scheduled pay down of $75,000 per week to begin on February 15, 2019 for eight weeks with final repayment scheduled for April 8, 2019. The $0.6 million overadvance was paid in full on April 3, 2019.

On February 22, 2019, the Company entered into a Ninth Agreement of Amendment to Loan and Security Agreement (the “Ninth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement to extend the availability of up to $0.6 million of overadvances through no later than May 3, 2019 in order to provide KBS with additional working capital. The overadvance was paid in full on April 3, 2019.

On April 1, 2019, the Company entered into a Tenth Agreement of Amendment to Loan and Security Agreement (the “Tenth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement, and a Fifth Agreement of Amendment to Loan and Security Agreement (the “Fifth EBGL Loan Amendment”) to amend the terms of the Loan and Security Agreement, dated as of October 4, 2016 (as amended, the “EBGL Acquisition Loan Agreement”), by and among the Company, KBS, Edgebuilder, Inc., Glenbrook Building Supply, Inc., and Gerber Finance, providing financing for the Company’s acquisition of its EBGL business. The Tenth KBS Loan Amendment and the Fifth EBGL Loan Amendment amended the terms of the KBS Loan Agreement and the EBGL Acquisition Loan Agreement, respectively, to permit the Company’s acquisition of LSVM and to clarify the parties’ rights and duties in connection therewith, among other things.

In connection with each of the Ninth KBS Loan Amendment and the Tenth KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of guaranty in favor of Gerber Finance relating to his unconditional guaranty of $0.6 million of KBS’s obligations under the KBS Loan Agreement arising from the $0.6 million of overadvances permitted under the Ninth KBS Loan Amendment.

Preferred Stock Exchange

On September 29, 2017, the Company, LSVI and LSV Co-Invest I entered into an Exchange Agreement, dated as of the same date (the “Exchange Agreement”), pursuant to which the Company issued to LSVI and LSV Co-Invest I a total of 132,548 shares of a new class of 10.00% Series B Stock, par value $0.001 per share, of the Company in exchange for the return and cancellation of all of the unsecured promissory notes of the Company (the “Notes”) held by LSVI and LSV Co-Invest I (the “Exchange”). The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation. The Statement of Designation authorizes the issuance of 160,000 shares of Series B Stock, having a par value of $0.001 per share and a stated value of $100.00 per share (subject to adjustment). Holders of Series B Stock are entitled to receive, when, as and if declared by the Board, cumulative preferential dividends, payable quarterly in cash at a rate per annum equal to 10.0% multiplied by the stated value; provided that the Company may pay dividends in-kind through the issuance of additional shares of Series B Stock at a rate per annum equal to 12.0% multiplied by the stated value, at the sole option of the Company, for up to four quarterly dividend periods in any consecutive 36-month period (determined on a rolling basis). In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, before any payment or distribution to holders of junior shares, holders of Series B Stock will be entitled to receive an amount of cash per share of Series B Stock equal to the stated value plus all accumulated accrued and unpaid dividends thereon (whether or not earned or declared).

On September 29, 2017, in connection with the Exchange, the Company entered into a Registration Rights Agreement, dated as of the same date (the “Registration Rights Agreement”), with LSVI and LSV Co-Invest I. The Registration Rights Agreement provides that at any time after October 15, 2018, upon the written request of the holders of at least 66 2/3% of the shares of Series B Stock issued in the Exchange that qualify as registrable securities as defined therein, the Company will prepare and file with the SEC a registration statement covering the resale of those shares by their holders. No request has been made to date.

At the time of the Exchange, LSVI also owned 1,067,885 shares of the Company’s common stock, or approximately 45% of the shares outstanding. Additionally, 10,000 shares of the Company’s common stock were held in an account managed by LSVM, an affiliate of LSVI and LSV Co-Invest I. Jeffrey E. Eberwein, Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI, and therefore may be deemed to beneficially own the securities owned by LSVI and the securities held in the account managed by LSVM. The terms of the Exchange and the Series B Stock were negotiated and approved by a special committee of the Board consisting solely of disinterested and independent directors.

As previously noted, on September 29, 2017, in connection with the Exchange, the Company entered into amendments to its two Loan and Security Agreements (as amended, the “Loan Agreements”) with Gerber Finance to permit the Exchange and the Company’s payment of in-kind dividends on the Series B Stock, by the issuance of additional shares of Series B Stock, in accordance with the terms of the Series B Stock (as described below). Under the Loan Agreements, the Company is not permitted to pay cash dividends on the Series B Stock without the consent of Gerber Finance. Additionally, in connection with the Exchange, the subordination agreements by and among the Company, LSVI, LSV Co-Invest I and Gerber Finance, providing for the subordination of the Company’s obligations under the Notes to its obligations to Gerber Finance, were terminated.

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

Promissory Notes Sales to LSV Co-Invest I

On January 12, 2018, the Company issued to LSV Co-Invest I an unsecured promissory note in the principal amount of $0.5 million in exchange for the same amount in cash (the “LSV Co-Invest I January Note”). The LSV Co-Invest I January Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I January Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest as PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Any unpaid principal and interest under the LSV Co-Invest I January Note is due on January 12, 2020. The Company may prepay the LSV Co-Invest I January Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I January Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

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
On June 1, 2018, the Company issued to LSV Co-Invest I an additional unsecured promissory note in the principal amount of $0.9 million in exchange for the same amount in cash (the “LSV Co-Invest I June Note”). The LSV Co-Invest I June Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I June Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest payment entirely in-kind at an annual rate of 12.0%. Any unpaid principal and interest under the LSV Co-Invest I June Note is due on June 1, 2020. The Company may prepay the LSV Co-Invest I June Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I June Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

As of June 1, 2018, LSV Co-Invest I held 353,060 shares of the Company’s 10.00% Series B Stock and the LSV Co-Invest I January Note in the principal amount of $0.5 million. Also, as of June 1, 2018, LSVI, an affiliate of LSV Co-Invest I, held 209,800 shares of Series B Stock, and LSVGP held 3,005 shares of the Company’s common stock. Additionally, as of June 1, 2018, 415,012 shares of the Company’s common stock, or approximately 17% of its outstanding shares, were owned directly by Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC, the investment manager of LSVI. The Company’s sale of the LSV Co-Invest I June Note to LSV Co-Invest I was approved by the independent members of the Company’s Board of Directors.

Merger with Digirad

On September 10, 2018, Digirad announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company. In the transaction, shareholders of the Company will receive consideration consisting of 0.4 shares of Digirad common stock for each share of ATRM common stock, which is the approximate price ratio between the two stocks over the prior year.

The issuance of Digirad common stock in connection with the ATRM Acquisition is expected to increase the number of shares of outstanding Digirad common stock by just under 5%. The ATRM Acquisition will be subject to, among other things, ATRM becoming current with its SEC filings and the negotiation and execution of definitive documentation. The final terms of the ATRM Acquisition are subject to change depending on the outcome of the Company’s due diligence investigation and may differ from those reflected in the LOI. The ATRM Acquisition was approved by a special committee of independent directors of the Company.
As of September 10, 2018, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 544,152 shares of Digirad’s common stock, or approximately 2.7% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of LSVI. LSVI owns 216,094 shares of the Company’s Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
Promissory Note Sale to Digirad
On December 14, 2018, the Company issued to Digirad an unsecured promissory note in the principal amount of $0.3 million in exchange for the same amount in cash (the “Digirad Note”). The Digirad Note bears interest at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months. All unpaid principal and interest under the Digirad Note is due on December 14, 2020. The Company may prepay the Digirad Note at any time after a specified amount of advance notice to Digirad (subject to certain restrictions under the Company’s existing loan agreements). The Digirad Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

Promissory Note Sale to Lone Star Value Management, LLC

On December 17, 2018, the Company issued to LSVM an unsecured promissory note in the principal amount of $0.3 million in exchange for the same amount in cash (the “LSVM Note”). The LSVM Note was issued pursuant to a securities purchase agreement by and between the Company and LSVM dated as of the same date. The LSVM Note bears interest at 10.0% per annum, with interest payable annually; provided, however, LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum. Any unpaid principal and interest under the LSVM Note is due on November 30, 2020. The Company may prepay the LSVM Note at any time after a specified amount of advance notice to LSVM (subject to certain restrictions under the Company’s existing loan agreements). The LSVM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer and the sole member of Lone Star Value Management, LLC, which is the investment manager of LSVI. Mr. Eberwein is also the manager of LSVGP, the general partner of LSVI and LSV

Co-Invest I. As of December 17, 2018, LSVI owns 216,094 shares of the Company’s 10.00% Series B Stock, LSVGP held 3,005 shares of the Company’s common stock, and another 363,651 shares of Series B Stock are owned directly by Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
Digirad Joint Venture and Services Agreement
On December 14, 2018, the Company entered into a Joint Venture Agreement with Digirad (the "Joint Venture Agreement"), forming Star Procurement, LLC ("Star Procurement"), with each ATRM and Digirad holding a 50% interest. The purpose of the joint venture is for Star Procurement to purchase from third parties and sell building materials and related goods to KBS Builders, Inc., the Company's wholly owned subsidiary. Star Procurement entered into a Services Agreement (the "Services Agreement") on January 2, 2019 with KBS in connection with the joint venture. Digirad's initial capital contribution to the joint venture was $1.0 million. ATRM did not make an initial capital contribution.
Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors.

KBS-Digirad Sale-Leaseback
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford”) entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS as seller and ATRM as guarantor, pursuant to which 947 Waterford purchased certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS (the “Waterford Transaction”). 947 Waterford is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Waterford Facility. The Waterford Purchase Agreement contains representations, warranties and covenants of KBS and 947 Waterford that are customary for a transaction of this nature. The purchase price of the Waterford Facility is $1.0 million, subject to adjustment for taxes and other charges and assessments.
On April 3, 2019, 300 Park Street, LLC (“300 Park”) entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS as seller and ATRM as guarantor, pursuant to which 300 Park purchased certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS (the “Park Transaction”). 300 Park is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility is $2.9 million, subject to adjustment for taxes and other charges and assessments.
On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”), 300 Park (the “Park Lease”) and 56 Mechanic Falls Road, LLC (“56 Mechanic”) (the “Oxford Lease” and, together with the Waterford Lease and Park Lease, the “Leases”). The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease are estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate. The Oxford Lease will be effective upon the closing of the sale (the “Oxford Transaction”) of the certain real property and related improvements and personal property owned by RJF - Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.

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
On June 30, 2017, the Company and the EBGL Sellers amended the EBGL Asset Purchase Agreement, replacing EBGL’s obligations to pay certain deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment ($1.0 million) with set monthly payments totaling $1.8 million, payable with an initial $0.2 million payment made on or about July 3, 2017 and 16 monthly installments beginning August 1, 2017 and ending on November 1, 2018.
On September 29, 2017, we completed the Exchange, issuing to LSVI and LSV Co-Invest I a total of 132,548 shares of Series B Preferred Stock ("Series B Stock") in exchange for the return and cancellation of all of the Notes held by LSVI and LSV Co-Invest I. The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation. The Statement of Designation authorizes the issuance of 160,000 shares of Series B Stock, having a par value of $0.001 per share and a stated value of $100.00 per share (subject to adjustment). Holders of Series B Stock are entitled to receive, when, as and if declared by the Board, cumulative preferential dividends, payable quarterly in cash at a rate per annum equal to 10.0% multiplied by the stated value; provided that the Company may pay dividends in-kind through the issuance of additional shares of Series B Stock at a rate per annum equal to 12.0% multiplied by the stated value, at the sole option of the Company, for up to four quarterly dividend periods in any consecutive 36-month period (determined on a rolling basis).
Amendments to Gerber Finance Loan Agreements

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

On December 22, 2017, the parties to the KBS Loan Agreement entered into a Sixth Agreement of Amendment to Loan and Security Agreement providing for increased availability under the KBS Loan Agreement to KBS under certain circumstances, and certain other changes. In connection with this amendment to the KBS Loan Agreement, Jeffrey E. Eberwein, a director of the Company, executed a guaranty dated November 20, 2017 in favor of Gerber Finance unconditionally guaranteeing up to $0.5 million of KBS’s obligations under the KBS Loan Agreement arising from certain permitted overadvances. On December 22, 2017, the Company also entered into a Fourth Agreement of Amendment to Loan and Security Agreement to amend the terms of the Acquisition Loan Agreement to reflect certain changes made to the KBS Loan Agreement.

Through a series of correspondence between KBS and Gerber, on or about January 15, 2018, which the parties to the KBS Loan Agreement deemed to be the Seventh Agreement of Amendment to the Loan and Security Agreement, the parties clarified certain definitions in the KBS Loan Agreement.

On October 1, 2018, the parties to the KBS Loan Agreement entered into an Eighth Agreement of Amendment to the Loan and Security Agreement to extend the availability of up to $0.6 million of overadvances to KBS above the borrowing base in order to provide KBS with additional working capital. The overadvance was scheduled to be paid down by $75,000 per week beginning January 4, 2019 in order to be fully repaid on or before February 23, 2019 to coincide with the expiration date of the line of credit. As the line was automatically renewed through February 23, 2020, Gerber has subsequently agreed to begin the scheduled pay down of $75,000 per week to begin on February 15, 2019 for eight weeks with final repayment scheduled for April 8, 2019. The $0.6 million overadvance was paid in full on April 3, 2019.

On February 22, 2019, the Company entered into the Ninth KBS Loan Amendment to amend the terms of the KBS Loan Agreement to extend the availability of up to $0.6 million of overadvances through no later than May 3, 2019 in order to provide KBS with additional working capital. The overadvance was paid in full on April 3, 2019.

On April 1, 2019, the Company entered into the Tenth KBS Loan Amendment to amend the terms of the KBS Loan Agreement, and the Fifth EBGL Loan Amendment to amend the terms of the EBGL Acquisition Loan Agreement. The Tenth KBS Loan Amendment and the Fifth EBGL Loan Amendment amended the terms of the KBS Loan Agreement and the EBGL Acquisition Loan Agreement, respectively, to permit the Company’s acquisition of Lone Star Value Management ("LSVM") and to clarify the parties’ rights and duties in connection therewith, among other things.

In connection with each of the Ninth KBS Loan Amendment and the Tenth KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of guaranty in favor of Gerber Finance relating to his unconditional guaranty of $0.6 million of KBS’s obligations under the KBS Loan Agreement arising from the $0.6 million of overadvances permitted under the Ninth KBS Loan Amendment.

Preferred Stock Exchange

On September 29, 2017, the Company, LSVI and LSV Co-Invest I entered into the Exchange Agreement, pursuant to which the Company issued to LSVI and LSV Co-Invest I a total of 132,548 shares of the new Series B Stock, of the Company in exchange for the return and cancellation of all of the unsecured promissory Notes of the Company held by LSVI and LSV Co-Invest I. The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation. The Statement of Designation authorizes the issuance of 160,000 shares of Series B Stock, having a par value of $0.001 per share and a stated value of $100.00 per share (subject to adjustment). Holders of Series B Stock are entitled to receive, when, as and if declared by the Board, cumulative preferential dividends, payable quarterly in cash at a rate per annum equal to 10.0% multiplied by the stated value; provided that the Company may pay dividends in-kind through the issuance of additional shares of Series B Stock at a rate per annum equal to 12.0% multiplied by the stated value, at the sole option of the Company, for up to four quarterly dividend periods in any consecutive 36-month period (determined on a rolling basis). In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, before any payment or distribution to holders of junior shares, holders of Series B Stock will be entitled to receive an amount of cash per share of Series B Stock equal to the stated value plus all accumulated accrued and unpaid dividends thereon (whether or not earned or declared).

On September 29, 2017, in connection with the Exchange, the Company entered into the Registration Rights Agreement, which provides that at any time after October 15, 2018, upon the written request of the holders of at least 66 2/3% of the shares of Series B Stock issued in the Exchange that qualify as registrable securities as defined therein, the Company will prepare and file with the SEC a registration statement covering the resale of those shares by their holders.

At the time of the Exchange, LSVI also owned 1,067,885 shares of the Company’s common stock, or approximately 45% of the shares outstanding. Additionally, 10,000 shares of the Company’s common stock were held in an account managed by LSVM, an affiliate of LSVI and LSV Co-Invest I. Jeffrey E. Eberwein, Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI, and therefore may be deemed to beneficially own the securities owned by LSVI and the securities held in the account managed by LSVM. The terms of the Exchange and the Series B Stock were negotiated and approved by a special committee of the Board consisting solely of disinterested and independent directors.

As previously noted, on September 29, 2017, in connection with the Exchange, the Company entered into amendments to its two Loan Agreements with Gerber Finance to permit the Exchange and the Company’s payment of dividends on the Series B Stock in-kind, by the issuance of additional shares of Series B Stock, in accordance with the terms of the Series B Stock (as described below). Under the Loan Agreements, the Company is not permitted to pay dividends on the Series B Stock in cash without the consent of Gerber Finance. Additionally, in connection with the Exchange, the subordination agreements by and among the Company, LSVI, LSV Co-Invest I and Gerber Finance, providing for the subordination of the Company’s obligations under the Notes to its obligations to Gerber Finance, were terminated.

Charter Amendments

At the Company’s 2017 Annual Meeting of Shareholders held on December 4, 2017, shareholders approved amendments to its Existing Charter to:

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

Promissory Notes Sales to LSV Co-Invest I

On January 12, 2018, the Company issued to LSV Co-Invest I the LSV Co-Invest I January Note in the principal amount of $0.5 million in exchange for the same amount in cash. The LSV Co-Invest I January Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I January Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest as PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Any unpaid principal and interest under the LSV Co-Invest I January Note is due on January 12, 2020. The Company may prepay the LSV Co-Invest I January Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I January Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

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
On June 1, 2018, the Company issued to LSV Co-Invest I the LSV Co-Invest I June Note in the principal amount of $0.9 million in exchange for the same amount in cash. The LSV Co-Invest I June Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I June Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest payment entirely in-kind at an annual rate of 12.0%. Any unpaid principal and interest under the LSV Co-Invest I June Note is due on June 1, 2020. The Company may prepay the LSV Co-Invest I June Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I June Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

As of June 1, 2018, LSV Co-Invest I held 353,060 shares of the Series B Stock and the LSV Co-Invest I January Note in the principal amount of $0.5 million. Also, as of June 1, 2018, LSVI, an affiliate of LSV Co-Invest I, held 209,800 shares of Series B Stock, and LSVGP held 3,005 shares of the Company’s common stock. Additionally, as of June 1, 2018, 415,012 shares of the Company’s common stock, or approximately 17% of its outstanding shares, were owned directly by Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC, the investment manager of LSVI. The Company’s sale of the LSV Co-Invest I June Note to LSV Co-Invest I was approved by the independent members of the Company’s Board of Directors.

Merger with Digirad Corporation

On September 10, 2018, Digirad Corporation ("Digirad") announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company. In the transaction, shareholders of the Company will receive consideration consisting of 0.4 shares of Digirad common stock for each share of ATRM common stock, which is the approximate price ratio between the two stocks over the prior year.

The issuance of Digirad common stock in connection with the ATRM Acquisition is expected to increase the number of shares of outstanding Digirad common stock by just under 5%. The ATRM Acquisition will be subject to, among other things, ATRM becoming current with its SEC filings and the negotiation and execution of definitive documentation. The final terms of the ATRM Acquisition are subject to change depending on the outcome of the Company’s due diligence investigation and may differ from those reflected in the LOI. The ATRM Acquisition was approved by a special committee of independent directors of the Company.
As of September 10, 2018, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 544,152 shares of Digirad’ s common stock, or approximately 2.7% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of LSVI. LSVI owns 216,094 shares of the Company’s Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
Promissory Note Sale to Digirad
On December 14, 2018, the Company issued to Digirad the Digirad Note in the principal amount of $0.3 million in exchange for the same amount in cash. The Digirad Note bears interest at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months. All unpaid principal and interest under the Digirad Note is due on December 14, 2020. The Company may prepay the Digirad Note at any time after a specified amount of advance notice to Digirad (subject to certain restrictions under the Company’s existing loan agreements). The Digirad Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

Promissory Note Sale to Lone Star Value Management, LLC

On December 17, 2018, the Company issued to LSVM the LSVM Note in the principal amount of $0.3 million in exchange for the same amount in cash. The LSVM Note was issued pursuant to a securities purchase agreement by and between the Company and LSVM dated as of the same date. The LSVM Note bears interest at 10.0% per annum, with interest payable annually; provided, however, LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum. Any unpaid principal and interest under the LSVM Note is due on November 30, 2020. The Company may prepay the LSVM Note at any time after a specified amount of advance notice to LSVM (subject to certain restrictions under the Company’s existing loan agreements). The LSVM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer and the sole member of Lone Star Value Management, LLC, which is the investment manager of LSVI. Mr. Eberwein is also the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I. As of December 17, 2018, LSVI owns 216,094 shares of the Series B Stock, LSVGP held 3,005 shares of the Company’s common stock, and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.

Digirad Joint Venture and Services Agreement

On December 14, 2018, the Company entered into the Joint Venture Agreement with Digirad, forming Star Procurement, with each ATRM and Digirad holding a 50% interest. The purpose of the joint venture is for Star Procurement to purchase from third parties and sell building materials and related goods to KBS Builders, Inc., the Company's wholly owned subsidiary. Star Procurement entered into the Services Agreement on January 2, 2019 with KBS in connection with the joint venture. Digirad's initial capital contribution to the joint venture was $1.0 million. ATRM did not make an initial capital contribution.

Acquisition of Lone Star Value Management

On April 1, 2019, the Company entered into the LSVM Purchase Agreement with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors.

KBS-Digirad Sale-Leaseback

On April 3, 2019, 947 Waterford entered into the Waterford Purchase Agreement with KBS as seller and ATRM as guarantor, pursuant to which 947 Waterford purchased the Waterford Facility from KBS. 947 Waterford is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Waterford Facility. The Waterford Purchase Agreement contains representations, warranties and covenants of KBS and 947 Waterford that are customary for a transaction of this nature. The purchase price of the Waterford Facility is $1.0 million, subject to adjustment for taxes and other charges and assessments.

On April 3, 2019, 300 Park entered into the Park Purchase Agreement with KBS as seller and ATRM as guarantor, pursuant to which 300 Park purchased the Park Facility from KBS. 300 Park is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility is $2.9 million, subject to adjustment for taxes and other charges and assessments.

On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford, 300 Park and 56 Mechanic. The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease are estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate. The Oxford Lease will be effective upon the closing of the sale of the certain real property and related improvements and personal property owned by RJF (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.

Results of Operations

Net Loss. Net loss for the six months ended June 30, 2017 was approximately $5.4 million as compared to net loss of approximately $2.8 million for the same period in 2016. For the three months ended June 30, 2017, net loss was approximately $4.6 million as compared to net loss of approximately $1.1 million for the same period in 2016. The change from the prior year periods was primarily due to a one-time non-cash write-off the goodwill of approximately $3.0 million in June 2017, without a similar write-off in the 2016 periods.
Net Sales. Net sales were approximately $20.2 million for the six months ended June 30, 2017 compared with approximately $11.0 million for the same period in 2016. A significant portion of the increase is the addition of the EBGL operations, which were acquired in October 2016. The EBGL operations added approximately $8.3 million of net sales for the six months ended June 30, 2017. The remaining increase in net sales of approximately $0.9 million is related to the growth of net sales for KBS. KBS’s net sales for the six months ended June 30, 2017 were approximately $11.9 million as compared to approximately $11.0 million for the six months ended June 30, 2016. KBS’s growth was driven primarily by the sale of single-family homes, which increased from approximately $8.6 million for the six months ended June 30, 2016 to approximately $10.2 million for the six months ended June 30, 2017. The $1.6 million increase in the sale of single-family homes was partially offset by a decrease in revenue related to commercial projects of approximately $0.7 million from approximately $2.4 million for the six months ended June 30, 2016 to approximately $1.7 million for the six months ended June 30, 2017. The decrease in commercial project revenue reflects KBS’s previously announced strategic plan to focus on its residential home business, while continuing to be selective in the major commercial projects it selects. Net sales of single-family homes represented 86% and 77% of total KBS net sales for the six-month periods ended June 30, 2017 and 2016, respectively. Conversely, net revenue from commercial projects represented approximately 14% and 23% for the six-month periods ended June 30, 2017 and 2016, respectively. Additionally, the increase in sales of single-family homes at KBS for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, included an improved sales mix of its residential single-family homes, which contributed to the increase in overall gross margins for KBS.
Cost of Sales. Cost of sales amounted to approximately $18.0 million for the six months ended June 30, 2017, compared to approximately $10.8 million for the same period in 2016. This increase of approximately $7.2 million was primarily due to the addition of the EBGL operations, which were acquired in October 2016, which added approximately $7.4 million in cost of sales for the six months ended June 30, 2017. This increase due to the EBGL Acquisition was partially offset by a decrease of approximately $0.2 million in the cost of sales for KBS. Despite the growth in KBS’s net revenues in the same period of 2016, KBS’s cost of sales decreased. This decrease in cost of sales for KBS as compared to the prior year reflects the results of KBS’s strategic initiatives including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the Condensed Consolidated Financial Statements, resulting in lower direct and overhead costs. Additionally, due to the strong backlog as of December 31, 2016, going into the year, KBS was able to operate its South Paris factory at or near full capacity through the entire six month period ended June 30, 2017 as compared to the first half of 2016 especially the first quarter, where the factory only operated at approximately half the capacity due to a seasonal weakness in sales and limited backlog at the end of 2015. The strategic initiatives at KBS, coupled with an improved sales mix and high capacity utilization rates, have resulted in higher gross margins for the first six months of 2017 as compared to the same period in 2016.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $3.6 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase in SG&A expense of approximately $1.4 million is primarily attributable to the addition of the EBGL operations, which were acquired in October 2016, which added approximately $1.2 million of SG&A expenses (including approximately $0.3 million of amortization expense related to the acquired intangible assets) to the Company’s operating results. In addition, SG&A increased due to higher legal fees incurred related to post-acquisition related matters with respect to the EBGL Acquisition, as well as higher costs for KBS related to bank service charges incurred in 2017 which were incurred to a lesser extent in 2016. The bank service charges related to the KBS line of credit with Gerber Finance added in February 2016.

Goodwill Impairment Charge. We completed a goodwill impairment assessment as of June 30, 2017, and determined that the value of goodwill related to the EBGL Acquisition was zero versus the carrying value of goodwill of $3.0 million as of that date. Since the acquisition of the EBGL operations, the results of those operations have underperformed the pre-acquisition expectations from a net sales, gross profit margin and net income perspective. Additionally, given the significant increase in raw material costs, more specifically, lumber and sheet goods, the projection of EBGL’s profits are projected to be lower than initially expected. Accordingly, management’s updated projections for the EBGL operations could not support the carrying value of goodwill. Accordingly, we recorded a goodwill impairment charge in the amount of $3.0 million in the six months ended June 30, 2017. No impairment charge was recorded in the six months ended June 30, 2016.
Interest Expense. Interest expense increased by approximately $0.7 million from approximately $0.7 million for the six months ended June 30, 2016 to approximately $1.4 million for the six months ended June 30, 2017. The increase is attributable to the increase in overall debt for the company from approximately $13.1 million at June 30, 2016 to approximately $21.7 million at June 30, 2017. See Notes 13 and 14 to the Condensed Consolidated Financial Statements for the six months ended June 30, 2017, for further details of the Company’s outstanding debt.
Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $8,000 and $5,000 for the six months ended June 30, 2017 and 2016, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.
Change in Fair Value of Contingent Earn-outs, net. We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our balance sheets at June 30, 2017 and 2016 is related to the transfer of our test handler product line to Boston Semi Automation LLC in April 2014. The change in fair value of contingent earn-out receivable during the six months ended June 30, 2017 represented a net increase of approximately $0.35 million in the fair value of this earn-out as a result of our assessments to fair value. In addition, the contingent earn-out liability is related to the EBGL Acquisition in October 2016 as a contingent payment to the EBGL Sellers. The change in the fair value of the contingent earn-out payable during the six months ended June 30, 2017 represented a net decrease of approximately $0.08 million in the fair value of this earn-out obligation as a result of our assessment to fair value. The combination of the increase in fair value of the contingent earn-out receivable of $0.35 million and the decrease in the fair value of the contingent earn-out payable of $0.08 million, resulted in a total change in contingent earn-outs of $0.43 million for the six months ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.7 million in the six months ended June 30, 2017.

Cash flows used in operating activities. In the six months ended June 30, 2017, cash flows used in operating activities were approximately $1.6 million, consisting primarily of our net loss of approximately $5.4 million which were partially offset by (i) the non-cash goodwill impairment charge of approximately $3.0 million, (ii) non-cash PIK Interest of approximately $0.6 million, and (iii) approximately $0.9 million of non-cash depreciation amortization and share-based compensation expense, as well as $0.4 million for the non-cash changes in fair value and changes in net working capital of approximately $0.3 million. Working capital changes for the six months ended June 30, 2017 netted to approximately $0.3 million and included a $1.3 million increase in accounts receivable due to the timing of customer payments and increased production activity in the quarter ended June 30, 2017, offset by an increase in accounts payable of $0.8 million due to higher production levels and a net increase in other working capital of $0.2 million.

In the six months ended June 30, 2016, cash flows used in operating activities was approximately $2.3 million, consisting primarily of our net loss of approximately $2.8 million, partially offset by approximately $0.3 million in non-cash depreciation, amortization and share-based compensation expense and approximately $0.1 million in working capital changes.

Cash flows generated by investing activities. Net cash flows generated by investing activities were approximately $0.2 million for the six-month periods ended June 30, 2017 and 2016. Net cash flows generated by investing activities for the six months ended June 30, 2017 included $0.23 million of proceeds from earn-out consideration, partially offset by $0.07 million net purchases of property and equipment. During the six months ended June 30, 2016, net cash flows generated by investing activities included $0.14 million proceeds from earn-out consideration and $0.06 million net sales of equipment.

Cash flows generated by financing activities. In the six months ended June 30, 2017, cash flows generated by financing activities was approximately $0.8 million, which included approximately $1.3 million of net advances under the KBS Loan Agreement and the EBGL Loan Agreement, $0.6 million of proceeds from the issuance of long-term debt, partially offset by the approximately $1.0 million to reduce principal balances of our long-term debt. In the six months ended June 30, 2016, cash flows generated by financing activities was approximately $1.8 million, which consisted primarily of $3.5 million of net advances under the KBS Loan Agreement, partially offset by principal repayments of approximately $1.6 million.

We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for the three and six months ended June 30, 2017. We have incurred significant operating losses in recent years and, as of June 30, 2017, we had an accumulated deficit of approximately $85.6 million.  Working capital has remained negative over the past several years. Cash used in operating activities, while improved as compared to the six months ended June 30, 2016, remains negative for the six months ended June 30, 2017. This has required us to generate funds from investing and financing activities. At June 30, 2017, we had outstanding debt of approximately $21.7 million.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of June 30, 2017, we had outstanding debt totaling approximately $21.7 million. Our debt primarily included: (i) $3.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) (the “KBS Loan Agreement”) and $3.0 million principal (ii) $1.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”); (iii) $4.5 million principal amount of unsecured promissory notes issued to Lone Star Value Investors, LP (“LSVI”) and $7.6 million principal amount of unsecured promissory notes issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), with interest payable semiannually and any unpaid principal and interest due on April 1, 2019; and (iv) $0.1 million principal amount outstanding under an unsecured promissory note issued to the primary sellers of KBS, payable in monthly installments of $100,000, inclusive of interest, through July 1, 2017. We also have obligations to make $1.4 million in deferred cash payments to the sellers of EBGL, payable in monthly quarterly installments of $100,000, inclusive of interest, through November 1, 2018.
Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors (the “Board”), is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI.
At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2016, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2016 was $3.2 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2016. In August 2017, Gerber Finance provided us with a waiver for these events. As of December 31, 2017 and 2018, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. While the Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS, the Company projects that it will continue to not be in compliance with the minimum leverage ratio covenant. If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
During 2016, 2017 and 2018, we implemented several strategic initiatives, effected certain actions and continued to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

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

•
KBS has implemented a new dynamic pricing model for 2018, which is designed to determine its bid price quoted to customers on the most current cost information to better ensure full recovery of its manufacturing costs and improve overall gross margins;

•	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $100,000 per month of cash flows to be used for operations;

•	In November 2018, EBGL made the final payment due to the sellers of EBGL, freeing up $100,000 per month of cash flows to be used for operations;

•	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;

•	In August 2016, we amended certain of our debt agreements to allow the Company to pay PIK Interest on approximately $11 million of our debt, reducing strain on current cash flows;

•
In June 2017, we refinanced EBGL’s revolving credit facility and amended the terms of our agreement with the EBGL Sellers providing for deferred payments to obtain more favorable lending and payment terms and reduce total fees paid under these agreements;

•	As disclosed in Note 19, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to preferred stock;

•
As disclosed in Note 19, in January 2018 and in June 2018, and in June 2018 the Company issued an unsecured promissory note in the principal amount of$1.4 million to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 19); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.

On September 10, 2018 ATRM entered into a non-binding LOI relating to the ATRM Acquisition by Digirad. Under the terms contemplated in the LOI, ATRM stockholders will receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 19 for additional information). We anticipate the ATRM Acquisition to close in the third quarter of 2019.
Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed, have already occurred or are probable of occurring, and alleviate the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the twelve months from the issuance of the Condensed Consolidated Financial Statements. However, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, we may not be able to continue operations. Additionally, a failure to generate additional liquidity could negatively impact our access to materials or services that are important to the operation of our business. In addition, these losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans.

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
Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. In 2014, 2015, 2016, 2017 and 2018,LSVM has provided financial support in the form of financing through various debt agreements disclosed in Note 14. Based on the previous commitments, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future. In addition, it should be noted that LSVM is a related party to Digirad, with whom ATRM has entered into a LOI, as mentioned above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Remediation of Material Weaknesses
We are working to remediate these material weaknesses.  Since the April 2014 acquisition of KBS, we have implemented organizational changes to strengthen the accounting and other administrative functions at KBS and improvements in processes, procedures and controls, including in the areas of payroll processing, contract accounting, proper transaction cutoffs, inventory controls, financial reporting and management oversight. In January 2016, we installed a new management information system at KBS that we believe, when fully implemented, will significantly improve our reporting and controls. At EBGL, we installed a new upgraded financial management information system, which was completed in September 2017. The upgrade of the old system, which was over 20 years old, is expected to improve EBGL's financial reporting capabilities and provide enhanced controls. In addition, at EBGL, we continue to implement improvements in internal processes, procedures and controls and have established regular reporting and routine management oversight.

Although significant progress has been made in improving the controls at KBS, additional time is required to fully develop adequate processes, procedures and controls and to determine whether such processes and controls are effective. At EBGL, we have made significant improvements since the acquisition, however, the improvements are at an early stage, so we expect it will take significant additional time to fully develop and implement an adequate system of internal controls. We will continue to work to improve such processes, procedures and controls, and will disclose in future periods the progress we have made in our efforts to remediate these material weaknesses.
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
UTHE Technology Corporation v. Aetrium Incorporated
Since December 1993, an action brought by UTHE Technology Corporation (“UTHE”) against ATRM and its then sales manager for Southeast Asia (“Sales Manager”), asserting federal securities claims, a RICO claim, and certain state law claims, had been stayed in the United States District Court for the Northern District of California. UTHE’s claims were based on its allegations that four former employees of a Singapore company, which UTHE formerly owned, conspired to and did divert business from the subsidiary, and directed that business to themselves and a secret company they had formed, which forced UTHE to sell its subsidiary shares to the former employee defendants at a distressed price. The complaint alleged that ATRM and the Sales Manager participated in the conspiracy carried out by the former employee defendants. In December 1993, the case was dismissed as to the former employee defendants because of a contract requiring UTHE and them to arbitrate their claims in Singapore. The district court stayed the case against ATRM and the Sales Manager pending the resolution of arbitration in Singapore involving UTHE and three of the former employee defendants, but not involving ATRM or the Sales Manager. ATRM received notice in March 2012 that awards were made in the Singapore arbitration against one or more of the former employee defendants who were parties to the arbitration. In June 2012, UTHE filed a motion to reopen the case against ATRM and the Sales Manager and to lift the stay, which the court granted. On September 13, 2013, the court entered final judgment dismissing all remaining claims UTHE asserted against ATRM in the litigation. On September 23, 2013, UTHE appealed the district court judgment to the United States Court of Appeal for the Ninth Circuit only as to the dismissal of UTHE’s RICO claim. The appeal was argued in a court hearing on November 19, 2015. On December 11, 2015, the court of appeal issued an order reversing the district court’s grant of summary judgment of UTHE’s RICO claim and remanded the case back to the district court for further proceedings. On July 14, 2016, ATRM filed a motion for summary judgment in the district court seeking dismissal of the sole remaining RICO claim. On August 26, 2016, the district court granted ATRM’s motion for summary judgment and dismissed the case. On September 19, 2016, UTHE filed its appeal to the Ninth Circuit of the district court’s grant of summary judgment and dismissal. The parties completed the appellate briefing on February 13, 2017. Oral arguments were held by the appellate court on February 14, 2018. On July 2, 2018, the Ninth District Court of Appeals rendered its decision affirming the District Court’s opinion and upheld the dismissal of the case against ATRM. UTHE did not appeal that decision to the Supreme Court of the United States by the October 1, 2018 deadline. As such, this Ninth Circuit affirmance of the case dismissal stands, and the lawsuit has been successfully and completely defeated by the Company.
KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.
At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for Nelton Court were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. On December 18, 2017, KBS was notified that a global settlement had been reached between all defendants and the plaintiff. Under the settlement, the Company’s insurance carriers have agreed to pay $300,000 to the plaintiff in full settlement on KBS’s behalf. KBS paid a $10,000 deductible to its insurance carriers for this claim.
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

2.1
Amendment, dated as of June 30, 2017, to the Asset Purchase Agreement, dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., EdgeBuilder Wall Panels, Inc., Glenbrook Lumber & Supply, Inc. and certain individual owners.

10.1
Second Agreement of Amendment to the Loan and Security Agreement, dated as of June 30, 2017, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Bulding Supply, Inc., KBS Builders, Inc. and ATRM Holdings, Inc.

10.2	Third Agreement of Amendment to the Loan and Security Agreement, dated as of June 30, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.
10.3	Revolving Credit Loan Agreement, dated as of June 30, 2017, by and between Glenbrook Building Supply, Inc., EdgeBuilder, Inc. and Premier Bank.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: April 16, 2019	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2019	By:	/s/ Stephen A. Clark
Stephen A. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)