Form 10-Q
period 2017-09-30
ATRM Holdings, Inc.
filed 2019-04-16
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

As of April 11, 2019, 2,576,219 shares of Common Stock of the Registrant were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124	$1,247
Restricted cash	380	150
Accounts receivable, net	3,863	2,604
Costs and estimated profit in excess of billings	925	1,045
Inventories	1,311	1,404
Fair value of contingent earn-out receivable, current	404	359
Other current assets	183	237
Total current assets	7,190	7,046
Property, plant and equipment, net	4,493	4,393
Fair value of contingent earn-out receivable, noncurrent	114	202
Goodwill	—	3,020
Intangible assets, net	1,668	2,117
Total assets	$13,465	$16,778

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable – revolving lines of credit	$5,736	$3,420
Current portion of long-term debt	1,129	1,675
Trade accounts payable	4,791	3,776
Billings in excess of costs and estimated profit	605	652
Accrued compensation	448	407
Fair value of contingent earn-out payable	—	967
Other accrued liabilities	1,987	2,264
Total current liabilities	14,696	13,161
Long-term debt, less current provision	3,269	14,069
Deferred income taxes	26	19
Commitments and contingencies
Shareholders' deficit:
Preferred stock, $.001 par value; 160,000 shares authorized; 132,548 shares issued and outstanding at September 30, 2017	—	—
Common stock, $.001 par value; 3,000,000 shares authorized; 2,366,219 shares issued and outstanding at September 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	83,008	69,702
Accumulated deficit	(87,536)	(80,175)
Total shareholders' deficit	(4,526)	(10,471)
Total liabilities and shareholders' deficit	$13,465	$16,778
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$10,246	$6,923	$30,473	$17,875
Costs and expenses:
Cost of sales	10,063	6,326	28,099	17,166
Selling, general, and administrative expenses	1,481	984	5,100	3,171
Goodwill impairment charge	—	1,733	3,020	1,733
Total costs and expenses	11,544	9,043	36,219	22,070
Operating loss	(1,298)	(2,120)	(5,746)	(4,195)

Other (expense) income:
Interest expense	(621)	(392)	(2,030)	(1,116)
Change in fair value of contingent earn-outs, net	4	22	434	24
Loss before income taxes	(1,915)	(2,490)	(7,342)	(5,287)
Income tax expense	(2)	(2)	(10)	(7)
Net loss	$(1,917)	$(2,492)	$(7,352)	$(5,294)
Dividend on preferred stock	(9)	—	(9)	—
Net loss attributable to common shareholders	$(1,926)	$(2,492)	$(7,361)	$(5,294)

Net loss per share, basic and diluted	$(0.81)	$(1.10)	$(3.11)	$(2.37)
Weighted average common shares outstanding, basic and diluted	2,366	2,266	2,366	2,232

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,352)	$(5,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277	227
Amortization expense, intangible assets	449	152
Amortization expense, deferred financing costs	312	65
Share-based compensation expense	51	115
Provision (credit) for bad debts	—	(40)
(Gain) loss on sale of equipment	(11)	25
Deferred income taxes	8	5
Change in fair value of contingent earn-out receivable	(358)	(24)
Change in fair value of contingent earn-out payable	(76)	—
Imputed interest on seller deferred payment obligations	36	—
Goodwill impairment charge	3,020	1,733
Paid-in-kind interest (“PIK Interest”)	1,331	534
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	1,093
Costs and estimated profit in excess of billings	120	(1,053)
Inventories	93	227
Other current assets	55	(148)
Trade accounts payable	960	1,220
Billings in excess of costs and estimated profit	(47)	(291)
Accrued compensation	41	271
Other accrued liabilities	104	(587)
Net cash used in operating activities	(2,246)	(1,770)
Cash flows from investing activities:
Proceeds from earn-out consideration	400	212
Purchase of property and equipment	(403)	(51)
Sale of equipment	37	109
Net cash generated by investing activities	34	270
Cash flows from financing activities:
Proceeds from issuance of long-term debt	567	—
Proceeds from revolving line of credit	34,003	17,112
Principal payments on revolving line of credit	(31,961)	(14,126)
Payment of deferred financing costs	16	(175)
Principal payments on long-term debt	(1,306)	(1,850)
Net cash generated by financing activities	1,319	961
Net decrease in cash, cash equivalents and restricted cash	(893)	(539)
Cash, cash equivalents and restricted cash at beginning of period	1,397	624
Cash, cash equivalents and restricted cash at end of period	$504	$85
Supplemental cash flow information
Cash paid for interest expense	$921	$783
Deferred financing costs recorded in accounts payable	$55	$55
Decrease in fair value of contingent earn-out payable for restructuring of contingent earn-out payable	$(891)	$—
Increase in long-term debt for restructuring of contingent earn-out payable	$891	$—
Decrease in long-term debt for preferred stock exchange	$(12,865)	$—
Increase in equity for preferred stock exchange	$13,255	$—
Decrease in other accrued liabilities (accrued interest) for preferred stock exchange	$(390)	$—
Increase in accrued liabilities for accrued in-kind dividend on Series B Stock	$9	$—
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
The Condensed Consolidated Balance Sheet at December 31, 2016, has been derived from our audited financial statements. In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year or any future period.
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

2.     FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for the three and nine months ended September 30, 2017. We have incurred significant operating losses in recent years and, as of September 30, 2017, we had an accumulated deficit of approximately $87.5 million.  Working capital has remained negative over the past several years. Cash used in operating activities remains negative for the nine months ended September 30, 2017. This has required us to generate funds from investing and financing activities. At September 30, 2017, we had outstanding debt of approximately $10.1 million.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of September 30, 2017, we had outstanding debt totaling approximately $10.1 million. Our debt primarily included (i) $3.5 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) (the “KBS Loan Agreement”) and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (the “Acquisition Loan Agreement”), (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”). We also have obligations to make $1.3 million in deferred cash payments to the sellers of EBGL, payable in monthly quarterly installments of $100,000, inclusive of interest, through November 1, 2018.
Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors (the “Board”), is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of Lone Star Value Investors, LP ("LSVI") and LSV Co-Invest I, and the sole member of Lone Star Value Management, LLC (“LSVM”), the investment manager of LSVI.
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

•	As disclosed in Note 16, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to preferred stock;

•
As disclosed in Note 20, in January 2018 and in June 2018, the Company issued an unsecured promissory note in the principal amount of $1.4 million to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 20); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On September 10, 2018 ATRM entered into a non-binding letter of intent (the “LOI”) relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad Corporation ("Digirad"). Under the terms contemplated in the LOI, ATRM stockholders will receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 20 for additional information). We anticipate the ATRM Acquisition to close in the third quarter of 2019.
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

EBGL’s results are included in our consolidated statement of operations since October 4, 2016, the date of the EBGL Acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and the EBGL

Sellers for the three and nine month periods ended September 30, 2016 as if the EBGL Acquisition had occurred on January 1, 2016 (in thousands, except per share amount):

	Three Months	Nine Months
Pro forma net sales	$9,914	$30,308
Pro forma net loss	(2,635)	(4,649)
Pro forma loss per share – basic and diluted	(1.11)	(1.99)

The above unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

4.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial and Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date; consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications. There were no material impacts on the Company’s results based on the adoption of this update.

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and should be adopted on a prospective basis. The Company has adopted this ASU on a prospective basis in the second quarter of 2017.

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

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$124	$1,247
Restricted cash	380	150
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$504	$1,397

Amounts included in restricted cash represent those on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS revolving line of credit facility.

6.     FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following at September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$404
Noncurrent portion	—	—	114
Total	$—	$—	$518

Financial assets reported at fair value on a recurring basis included the following at December 31, 2016 (in thousands):

	Level 1	Level 2	Level 3
Contingent earn-out receivable related to the transfer of test handler product line:
Current portion	$—	$—	$359
Noncurrent portion	—	—	202
Total	$—	$—	$561

Contingent earn-out payable	$—	$—	$(967)

Assets reported at fair value on a nonrecurring basis included the following at September 30, 2017 (in thousands):

	Fair Value (Level 3)	Total Gains and (Losses)(1)
Goodwill	$—	$(3,020)

(1) Goodwill with a carrying value of $3.0 million was written down to zero at June 30, 2017. As a result, we recorded an impairment charge of $3.0 million in the nine months ended September 30, 2017, as described in Note 9.

Assets reported at fair value on a nonrecurring basis included the following at December 31, 2016 (in thousands):

	Fair Value (Level 3)	Total Gains and (Losses)(1)
Goodwill	$—	$(1,733)

(1) We recorded a goodwill impairment charge of approximately $1.7 million in year 2016 in connection with the write-off of the remaining goodwill related to the KBS acquisition (see Note 9).

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (in thousands):

	Earn-out Receivable (1)	Earn-out Payable (2)
Balance at December 31, 2016	$561	$(967)
Add – adjustment based on re-assessments	357	—
Add – net decrease based on re-assessments	—	76
Subtract – settlements	(400)	—
Subtract – amendment (see Note 14)	—	891
Balance at September 30, 2017	$518	$—

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014.

(2)	Earn-out payable related to the EBGL Acquisition.

The following table summarizes the activity for our Level 3 activity for our goodwill measured on a non-recurring basis (in thousands):

EBGL Goodwill
Balance at December 31, 2016	$3,020
Subtract – goodwill impairment recorded at June 30, 2017 (included in earnings)	(3,020)
Balance at September 30, 2017	$—

Quantitative information about Level 3 fair value measurements on a recurring basis at September 30, 2017, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total projected revenue (including actual results for periods through December 31, 2018)	$9.6 million
		Performance weighted average	100%
		Discount rate	2.41% to 2.64%

Quantitative information about Level 3 fair value measurements on a nonrecurring basis as of September 30, 2017, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Projected annual revenue Annual revenue growth rate Discount rate	$17.5 million 3.0% to 7.1% 13.6%

7.    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Contract billings	$3,619	$2,330
Retainage	250	370
Subtotal	3,869	2,700
Less – allowance for doubtful accounts	(6)	(96)
Accounts receivable, net	$3,863	$2,604

Retainage balances are expected to be collected within the next twelve months.

8.    INVENTORIES

At September 30, 2017 and December 31, 2016, inventories totaled approximately $1.3 million and $1.4 million, respectively, and consisted of raw materials inventory. There are no finished goods or work-in-process inventory included in the inventory balances as of September 30, 2017 or December 31, 2016.

9.    GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (in thousands):

	September 30, 2017			December 31, 2016
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$—	$—	$—	$3,020	$—	$3,020
Trademarks	394	—	394	394	—	394
Total	394	—	394	3,414	—	3,414
Finite-lived intangible assets:
Customer relationships	2,097	(823)	1,274	2,097	(586)	1,511
Purchased backlog	1,290	(1,290)	—	1,290	(1,078)	212
Total	3,387	(2,113)	1,274	3,387	(1,664)	1,723
Total intangible assets	$3,781	$(2,113)	$1,668	$6,801	$(1,664)	$5,137

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

Amortization expense amounted to approximately $79.0 thousand and $0.4 million for the three and nine months ended September 30, 2017, and approximately $51.0 thousand and $0.2 million for the three and nine months ended September 30, 2016, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (in thousands):

2017 (three months)	$79
2018	315
2019	315
2020	315
2021	164
Thereafter	86
Total	$1,274

10.     UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is as follows (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Costs incurred on uncompleted contracts	$8,169	$6,575
Inventory purchased for specific contracts	927	837
Estimated profit	1,022	1,150
Subtotal	10,118	8,562
Less billings to date	(9,798)	(8,169)
Total	$320	$393
Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$925	$1,045
Billings in excess of costs and estimated profit	(605)	(652)
Total	$320	$393

The Company had approximately $10.9 million of work under contract remaining to be recognized at September 30, 2017.

11.    ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $4.8 million at September 30, 2017, included retainage amounts due to subcontractors of approximately $0.1 million. Accounts payable of approximately $3.8 million at December 31, 2016 included retainage amounts due to subcontractors totaling approximately $0.4 million. Retainage balances at September 30, 2017 are expected to be settled within the next 12 months.

12.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Accrued sales taxes	$1,347	$739
Accrued sales rebates	334	327
Accrued health insurance costs	208	96
Accrued warranty	53	49
Accrued interest expense	25	637
Other	20	416
Total other accrued liabilities	$1,987	$2,264

Changes in accrued warranty are summarized below (in thousands):

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Accrual balance, beginning of period	$49	$39
Accruals for warranties	71	37
Settlements made	(67)	(29)
Accrual balance, end of period	$53	$47

13.    NOTES PAYABLE
As of September 30, 2017, we had outstanding revolving lines of credit of approximately $5.7 million. Our notes payable primarily included (i) $3.5 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At September 30, 2017, approximately $3.5 million was outstanding under the KBS Loan Agreement, which, after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $3.5 million on the Condensed Consolidated Balance Sheet.

On June 30, 2017, the parties to the KBS Loan Agreement entered into a Second Agreement of Amendment to Loan and Security Agreement to amend the Acquisition Loan Agreement to waive certain covenants and to make certain amendments in connection with the termination of the EBGL Loan Agreement and refinancing under the Premier Loan Agreement.

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

14.    LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate)	$3,000	$3,000
Amended deferred payments to EBGL Sellers, inclusive of interest (imputed at 15.14%), monthly payments of $100,000 beginning on August 1, 2017 through November 1, 2018; amount paid in full in November 2018	1,292	—
Software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	37	46
Revolving equipment credit line, unsecured	13	—
Note payable, secured by equipment, interest at 5.0% per annum, payable in monthly installments of $2,253 through October 2017; paid in full in October 2018	5	22
Promissory note payable to LSVI, a related party, unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (these notes, plus accrued interest, were exchanged for Series B Stock on September 29, 2017)	—	4,261
Promissory notes payable to LSV Co-Invest I, a related party, unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (these notes, plus accrued interest, were exchanged for Series B Stock on September 29, 2017)	—	6,773
Promissory note payable to KBS Sellers, unsecured, interest imputed at 9.5%, payable in monthly installments of $100,000 (principal and interest) through July 2017; paid in full in July 2017	—	678
Deferred payments to EBGL Sellers, secured, interest imputed at 10.0%, quarterly payments of principal and interest of $250,000 beginning April 1, 2017 through October 1, 2017; the Company amended the terms of the deferred payments to EBGL Sellers on June 30, 2017	—	964
EBGL capital lease, computer equipment	51	—
Total long-term debt	4,398	15,744
Current portion	(1,129)	(1,675)
Noncurrent portion	$3,269	$14,069

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
On September 29, 2017, the Company, LSVI, and LSV Co-Invest I entered into an exchange agreement whereby the outstanding LSVI and LSV Co-Invest I promissory notes, along with accrued interest, were exchanged for 132,548 shares of the Company’s 10.0% Series B Cumulative Preferred Stock ("Series B Stock"). Subsequently, in 2018, the Company issued new promissory notes to LSV Co-Invest I in the total principal amount of $1.4 million. See further discussion in Note 16.
The Company is party to a Registration Rights Agreement with LSVI, providing LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the 107,297 shares of our common stock issued upon the conversion of a convertible promissory note held by LSVI in 2014.
As of September 30, 2017, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI.
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

Preferred Stock Exchange

On September 29, 2017, the Company, LSVI and LSV Co-Invest I entered into an Exchange Agreement, dated as of the same date (the “Exchange Agreement”), pursuant to which the Company issued to LSVI and LSV Co-Invest I a total of 132,548 shares of a new class of 10.00% Series B Stock, par value $0.001 per share, of the Company in exchange for the return and cancellation of all of the unsecured promissory notes of the Company (the “Notes”) held by LSVI and LSV Co-Invest I (the “Exchange”). The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation (see Note 16 for additional information).

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
Under the 2014 Plan, prior to January 1, 2016, 60,000 restricted shares of the Company’s common stock were granted to its directors and its then Chief Financial Officer. The shares vested one year after the grant date and the fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $0.0 million and $0.1 million for the three and nine months ended September 30, 2016 and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations.
On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $16.9 thousand and $50.6 thousand for the three and nine months ended September 30, 2017, and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $3.2 thousand will be recognized on a straight-line basis through October 19, 2017, subject to forfeitures.

2003 Stock Incentive Plan
A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2017	27,500	$6.88
Options expired	(16,200)	$7.75
Outstanding, September 30, 2017	11,300	$5.64	0.11 years	$—
Exercisable, September 30, 2017	11,300	$5.64	0.11 years	$—

All stock options outstanding at September 30, 2017, are nonqualified options which expire at varying dates through November 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on September 30, 2017.

16.    EQUITY

On September 29, 2017, the Company filed with the Secretary of State of the State of Minnesota a Statement of Designation of the Series B Stock (the “Statement of Designation”) creating the Series B Stock. The Statement of Designation authorizes the issuance of 160,000 shares of Series B Stock, having a par value of $0.001 per share and a stated value of $100.00 per share (subject to adjustment). Holders of Series B Stock are entitled to receive, when, as and if declared by the Board, cumulative preferential dividends, payable quarterly in cash at a rate per annum equal to 10.0% multiplied by the stated value; provided that the Company may pay dividends in-kind through the issuance of additional shares of Series B Stock at a rate per annum equal to 12.0% multiplied by the stated value, at the sole option of the Company, for up to four quarterly dividend periods in any consecutive 36-month period (determined on a rolling basis).

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

As of September 30, 2017, there were 160,000 authorized and 132,548 shares of Series B Stock issued and outstanding.

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
At September 30, 2017, we have recorded a deferred tax liability of $26.4 thousand for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

18.    LEGAL PROCEEDINGS

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

19.    OPERATING SEGMENTS

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
The following table presents certain financial information regarding each reportable segment as of and for the three and nine months ended September 30, 2017 (in thousands):

Three Months Ended September 30, 2017	Modular Home Manufacturing	Structural Wall Panel Manufacturing	Total
Segment net sales	$6,045	$4,201	$10,246
Depreciation and amortization expense	128	50	178
Interest expense, net	99	132	231
Segment net loss	(816)	(405)	(1,221)
Total segment assets	7,657	4,795	12,452
Expenditures for segment assets	286	11	297

Nine Months Ended September 30, 2017	Modular Home Manufacturing	Structural Wall Panel Manufacturing	Total
Segment net sales	$17,935	$12,538	$30,473
Depreciation and amortization expense	375	351	726
Interest expense, net	278	644	922
Segment net loss	(1,121)	(4,147)	(5,268)
Total segment assets	7,657	4,795	12,452
Expenditures for segment assets	315	88	403

Reconciliation of Segment Information (in thousands)

Revenues	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total net sales for reportable segments	$10,246	$30,473
Consolidated net sales	$10,246	$30,473
Net loss
Total net loss for reportable segments	$(1,221)	$(5,268)
Unallocated amounts:
Other corporate expenses	(308)	(1,324)
Interest expense	(390)	(1,108)
Change in fair value of contingent earn-out receivable	4	358
Provision for income taxes	(2)	(10)
Consolidated net loss	$(1,917)	$(7,352)

Assets		September 30, 2017
Total assets for reportable segments		$12,452
Other assets		1,013
Consolidated assets		$13,465

Other Significant Adjustments	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$726	$—	$726
Interest expense	$922	$1,108	$2,030

The adjustment to interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The other adjustments reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

20.    SUBSEQUENT EVENTS

Amendments to Gerber Finance Loan Agreements

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

On October 1, 2018, the parties to the KBS Loan Agreement entered into an Eighth Agreement of Amendment to the Loan and Security Agreement to extend the availability of up to $0.6 million of overadvances to KBS above the borrowing base in order to provide KBS with additional working capital. The overadvance was scheduled to be paid down by $75.0 thousand per week beginning January 4, 2019 in order to be fully repaid on or before February 23, 2019 to coincide with the expiration date of the line of credit. As the line was automatically renewed through February 23, 2020, Gerber has subsequently agreed to begin the scheduled pay down of $75.0 thousand per week to begin on February 15, 2019 for eight weeks with final repayment scheduled for April 8, 2019. The $0.6 million overadvance was paid in full on April 3, 2019.

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

Charter Amendments

At the Company’s 2017 Annual Meeting of Shareholders held on December 4, 2017, shareholders approved amendments to its Amended and Restated Articles of Incorporation (the “Existing Charter”) to:

(i)increase the number of authorized shares of the Company’s capital stock from 3,200,000 to 10,000,000, and make corresponding changes to the number of authorized shares of the Company’s common stock and preferred stock;
(ii)effect a 4-for-1 forward stock split of the Series B Stock; and
(iii)effect an extension to December 5, 2020 of the provisions of the Existing Charter designed to protect the tax benefits of the Company’s net operating loss carryforwards by generally restricting any direct or indirect transfers of the Company’s common stock that increase the direct or indirect ownership of the Company’s common stock by any Person (as defined in the Existing Charter) from less than 4.99% to 4.99% or more of the Company’s common stock, or increase the percentage of the Company’s common stock owned directly or indirectly by a Person owning or deemed to own 4.99% or more of the Company’s common stock (the “Extended Protective Amendment”).

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

As of September 10, 2018, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 544,152 shares of Digirad's common stock, or approximately 2.7% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of LSVI. LSVI owns 216,094 shares of the Company’s Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
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

Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer and the sole member of LSVM, which is the investment manager of LSVI. Mr. Eberwein is also the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I. As of December 17, 2018, LSVI owns 216,094 shares of the Company’s 10.00% Series B Stock, LSVGP held 3,005 shares of the Company’s common stock, and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
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
On September 29, 2017, we completed the Exchange, issuing to LSVI and LSV Co-Invest I a total of 132,548 shares of Series B Cumulative Preferred Stock ("Series B Stock") in exchange for the return and cancellation of all of the Notes held by LSVI and LSV Co-Invest I. The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation. The Statement of Designation authorizes the issuance of 160,000 shares of Series B Stock, having a par value of $0.001 per share and a stated value of $100.00 per share (subject to adjustment). Holders of Series B Stock are entitled to receive, when, as and if declared by the Board, cumulative preferential dividends, payable quarterly in cash at a rate per annum equal to 10.0% multiplied by the stated value; provided that the Company may pay dividends in-kind through the issuance of additional shares of Series B Stock at a rate per annum equal to 12.0% multiplied by the stated value, at the sole option of the Company, for up to four quarterly dividend periods in any consecutive 36-month period (determined on a rolling basis).

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

On February 22, 2019, the Company entered into the Ninth KBS Loan Amendment to amend the terms of the KBS Loan Agreement to extend the availability of up to $0.6 million of overadvances through no later than May 3, 2019 in order to provide KBS with additional working capital. This overadvance was paid in full on April 3, 2019.

On April 1, 2019, the Company entered into the Tenth KBS Loan Amendment to amend the terms of the KBS Loan Agreement, and the Fifth EBGL Loan Amendment to amend the terms of the EBGL Acquisition Loan Agreement. The Tenth KBS Loan Amendment and the Fifth EBGL Loan Amendment amended the terms of the KBS Loan Agreement and the EBGL Acquisition Loan Agreement, respectively, to permit the Company’s acquisition of Lone Star Value Management, LLC ("LSVM") and to clarify the parties’ rights and duties in connection therewith, among other things.

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

Results of Operations

Net Loss. Net loss for the nine months ended September 30, 2017 was approximately $7.4 million as compared to net loss of approximately $5.3 million for the same period in 2016. The increase was primarily due to a one-time non-cash write-off of goodwill of approximately $3.0 million in June 2017, compared to a one-time non-cash write-off of approximately $1.7 million in the prior period. For the three months ended September 30, 2017, net loss was approximately $1.9 million as compared to net loss of approximately $2.5 million for the same period in 2016. The decrease was primarily due to a one-time non-cash write-off of goodwill of approximately $1.7 million in September of 2016, without a similar write-off in the 2017 period.
Net Sales. Net sales were approximately $30.5 million for the nine months ended September 30, 2017 compared with approximately $17.9 million for the same period in 2016. The increase was due to the addition of the EBGL operations, which were acquired in October 2016. The EBGL operations added approximately $12.7 million of net sales for the nine months ended September 30, 2017. KBS’s net sales were approximately $17.9 million for the nine months ended September 30, 2017 as well as for the nine months ended September 30, 2016. Net sales were approximately $10.2 million for the three months ended September 30, 2017 compared to approximately $6.9 million for the same period in 2016. The increase was due to the addition of the EBGL operations, which added approximately $4.3 million of net sales for the three months ended September 30, 2017.
Cost of Sales. Cost of sales amounted to approximately $28.1 million for the nine months ended September 30, 2017, compared to approximately $17.2 million for the same period in 2016. This increase of approximately $10.9 million was primarily due to the addition of the EBGL operations, which were acquired in October 2016, which added approximately $11.5 million in cost of sales for the nine months ended September 30, 2017. This increase due to the EBGL acquisition was partially offset by a decrease of approximately $0.4 million in the cost of sales for KBS. This decrease in cost of sales for KBS as compared to the prior year reflects the results of KBS’s strategic initiatives including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the Condensed Consolidated Financial Statements, resulting in lower direct and overhead costs. Cost of sales amounted to approximately $10.1 million for the three months ended September 30, 2017, compared to approximately $6.3 million for the same period in 2016. This increase of approximately $3.8 million was primarily due to the addition of EBGL operations, which added approximately $4.0 million in cost of sales for the three months ended September 30, 2017.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $5.1 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in SG&A expense of approximately $1.9 million is primarily attributable to the addition of the EBGL operations, which were acquired in October 2016, which added approximately $4.5 million of SG&A expenses (including approximately $0.3 million of amortization expense related to the acquired intangible assets) to the Company’s operating results. In addition, SG&A increased due to higher legal fees incurred related to post-acquisition related matters with respect to the EBGL Acquisition, as well as higher costs for KBS related to bank service charges incurred in 2017 which were incurred to a lesser extent in 2016. The bank service charges related to the KBS line of credit with Gerber Finance added in February 2016. These increases were offset by a $1.7 million decrease in SG&A expense at KBS due to ongoing cost control measures, as disclosed in Note 2 to the Condensed Consolidated Financial Statements. SG&A expense was approximately $1.5 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. The increase in SG&A expense was primarily due to the addition of EBGL operations, which added approximately $0.5 million of SG&A expenses to the operating results.
Goodwill Impairment Charge. We completed a goodwill impairment assessment as of June 30, 2017, and determined that the value of goodwill related to the EBGL Acquisition was zero versus the carrying value of goodwill of $3.0 million as of that date. Since the acquisition of the EBGL operations, the results of those operations have underperformed the pre-acquisition expectations from a net sales, gross profit margin and net income perspective. Additionally, given the significant increase in raw material costs, more specifically, lumber and sheet goods, the projection of EBGL’s profits are projected to be lower than initially expected. Accordingly, management’s updated projections for the EBGL operations could not support the carrying value of goodwill. Accordingly, we recorded a goodwill impairment charge in the amount of $3.0 million in the nine months ended September 30, 2017. A goodwill impairment charge of $1.7 million related to KBS was recorded in the nine months ended September 30, 2016. See Note 9 to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2017, for further details of the Company’s goodwill.
Interest Expense. Interest expense increased by approximately $0.9 million from approximately $1.1 million for the nine months ended September 30, 2016 to approximately $2.0 million for the nine months ended September 30, 2017. Interest expense increased by approximately $0.2 million from approximately $0.4 million for the three months ended September 30, 2016 to approximately $0.6 million for the three months ended September 30, 2017. The increase is attributable to the increase in overall debt for the company from approximately $12.9 million at September 30, 2016 to approximately $21.7 million immediately prior to the Preferred Stock Exchange on September 29, 2017. During the three months ended September 30, 2017 we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to preferred stock. See Notes 13 and 14 to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2017, for further details of the Company’s outstanding debt.
Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $10,000 and $7,000 for the nine months ended September 30, 2017 and 2016, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived assets which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.
Change in Fair Value of Contingent Earn-outs, net. We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our balance sheets at September 30, 2017 and 2016 is related to the transfer of our test handler product line to Boston Semi Automation LLC in April 2014. Change in fair value of contingent earn-out receivable during the nine months ended September 30, 2017 represented a net increase of approximately $0.04 million in the fair value of this earn-out as a result of our assessments to fair value. In addition, the contingent earn-out liability is related to the EBGL Acquisition in October 2016 as a contingent payment to the EBGL Sellers.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $0.9 million in the nine months ended September 30, 2017.

Cash flows used in operating activities. In the nine months ended September 30, 2017, cash flows used in operating activities were approximately $2.2 million, consisting primarily of our net loss of approximately $7.4 million which were partially offset by (i) the non-cash goodwill impairment charge of approximately $3.0 million, (ii) non-cash PIK Interest of approximately $1.3 million, and (iii) approximately $1.1 million of non-cash depreciation amortization and share-based compensation expense, as well as $0.4 million for the non-cash changes in fair value and changes in net working capital of approximately $0.4 million. Working capital changes for the nine months ended September 30, 2017, netted to approximately $0.4 million and included a $1.3 million increase in trade accounts receivable due to the timing of customer payments and increased production activity in the quarter ended September 30, 2017, offset by an increase in accounts payable of $1.0 million due to higher production levels.

In the nine months ended September 30, 2016, cash flows used in operating activities was approximately $1.8 million, consisting primarily of our net loss of approximately $5.3 million, partially offset by approximately $0.6 million in non-cash depreciation, amortization and share-based compensation expense and approximately $0.7 million in working capital changes.

Cash flows generated by investing activities. Net cash flows generated by investing activities were approximately $0.03 million for the nine-month periods ended September 30, 2017 and 2016. Net cash flows generated by investing activities for the nine months ended September 30, 2017 included $0.4 million proceeds from earn-out consideration, partially offset by $0.4 million net purchases of property and equipment. During the nine months ended September 30, 2016, net cash flows generated by investing activities included $0.2 million proceeds from earn-out consideration and $0.1 million net sales of equipment.

Cash flows generated by financing activities. In the nine months ended September 30, 2017, cash flows generated by financing activities was approximately $1.3 million, which included approximately $2.0 million of net advances under the KBS

Loan Agreement and the EBGL Loan Agreement, $0.6 million of proceeds from the issuance of long-term debt, partially offset by the approximately $1.3 million to reduce principal balances of our long-term debt. In the nine months ended September 30, 2016, cash flows generated by financing activities was approximately $1.0 million, which consisted primarily of $3.0 million of net advances under the KBS Loan Agreement, partially offset by principal repayments of approximately $1.9 million.
We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for the three and nine months ended September 30, 2017. We have incurred significant operating losses in recent years and, as of September 30, 2017, we had an accumulated deficit of approximately $87.5 million.  Working capital has remained negative over the past several years. Cash used in operating activities remains negative for the nine months ended September 30, 2017. This has required us to generate funds from investing and financing activities. At September 30, 2017, we had outstanding debt of approximately $10.1 million.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of September 30, 2017, we had outstanding debt totaling approximately $10.1 million. Our debt primarily included (i) $3.5 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement with Gerber Finance Inc. (“Gerber Finance”) (the “KBS Loan Agreement”) and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (the “Acquisition Loan Agreement”), (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”). We also have obligations to make $1.3 million in deferred cash payments to the sellers of EBGL, payable in monthly quarterly installments of $100,000, inclusive of interest, through November 1, 2018.
Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors (the “Board”), is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of Lone Star Value Investors, LP ("LSVI") and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI.
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

•	As disclosed in Note 16, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to preferred stock;

•
As disclosed in Note 20, in January 2018 and in June 2018, the Company issued an unsecured promissory note in the principal amount of $1.4 million to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 20); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On September 10, 2018 ATRM entered into a non-binding LOI relating to the acquisition by Digirad. Under the terms contemplated in the LOI, ATRM stockholders will receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 20 for additional information). We anticipate the ATRM Acquisition to close in the third quarter of 2019.
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
Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. In 2014, 2015, 2016, 2017 and 2018, LSVM has provided financial support in the form of financing through various debt agreements disclosed in Note 13. Based on the previous commitments, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future. In addition, it should be noted that LSVM is a related party to Digirad, with whom ATRM has entered into a LOI, as mentioned above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.
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
KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.
At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for Nelton Court were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. On December 18, 2017, KBS was notified that a global settlement had been reached between all defendants and the plaintiff. Under the settlement, the Company’s insurance carriers have agreed to pay $0.3 million to the plaintiff in full settlement on KBS’s behalf. KBS paid a $10,000 deductible to its insurance carriers for this claim.
From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s consolidated financial statements.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Statement of Designation of 10.00% Series B Cumulative Preferred Stock of ATRM Holdings, Inc.
10.1	Fourth Agreement of Amendment to Loan and Security Agreement, dated as of July 20, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.
10.2	Fifth Agreement of Amendment to Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.
10.3
Third Agreement of Amendment to Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply, Inc., ATRM Holdings, Inc. and KBS Builders, Inc.

10.4	Exchange Agreement, dated as of September 29, 2017, by and between ATRM Holdings, Inc., Lone Star Value Investors, LP and Lone Star Value Co-Invest I, LP.
10.5	Registration Rights Agreement, dated as of September 29, 2017, by and between ATRM Holdings, Inc., Lone Star Value Investors, LP and Lone Star Value Co-Invest I, LP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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