Form 10-K
period 2017-12-31
ATRM Holdings, Inc.
filed 2019-04-30
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2017
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

As of June 30, 2018, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock at that date as reported by OTC Markets Group, Inc.), excluding outstanding shares beneficially owned by directors and executive officers, was $2,947,038.

As of April 26, 2019, there were 2,576,219 shares outstanding of the registrant’s common stock.

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

Forward-Looking Statements

This Form 10-K may contain “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe,” or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. These forward-looking statements are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in this report, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

EBGL

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

Customers

Our customers include residential home builders, general contractors, owners/developers of commercial buildings, and individual retail customers. With regards to KBS, since 2014, we have pursued a strategy of moving away from very large, complex commercial projects to focus on single-family residential homes and smaller commercial projects, which has helped to further diversify our customer base and limit our exposure to any one customer or project. However, we continue to rely on a limited number of customers for a substantial percentage of our net sales. In 2017, no single customer accounted for more than 10% of our total net sales.

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

EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems, and also has a local retail business. EBGL’s market is primarily the Upper Midwest States (Iowa, Minnesota, Missouri, North Dakota, Oklahoma, South Dakota, and Wisconsin). EBGL’s competitors include Precision Company, Component Manufacturing Company, Schweiter Building Supply and Construction Company, Arrow Building Center, and Marshall Truss. EBGL’s retail building supply business competes on a more local level against both small, local lumber yards, regional building supply companies and, to a certain degree, the “big box” stores such as Home Depot and Lowe’s.

Manufacturing and Supplies

KBS’s manufacturing operations are based in Maine. KBS leases two manufacturing plants: a 90,000 square foot facility in South Paris, Maine, and a 60,000 square foot facility in Waterford, Maine. Lumber and supplies for both facilities are purchased from our main location in South Paris. Residential homes and commercial buildings are manufactured in these climate controlled facilities. We emphasize quality and conformance to all the local building codes where the home or building will be located. Independent building code inspectors are on site almost daily inspecting every stage of the manufacturing process.

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

Sales and Marketing

In fiscal year 2017, sales of residential homes and commercial structures represented approximately 68% and 32%, respectively, of total net sales. In 2017, all sales were shipped within the United States.

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

Seasonality

Although modular and wall panel construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, our operations can still be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or residential home, access to building sites and customer delays in setting wall panels or modular homes due to weather conditions and temperature. Additionally, sales demand, especially for residential homes, generally weakens in the winter months, particularly in the northeast and upper midwest regions of the United States. As a result, both KBS and EBGL experience some seasonality. At KBS, the third quarter typically is the strongest demand period and the first quarter typically is the lowest demand period during the year. Although EBGL experiences some seasonality, it is less pronounced than KBS. EBGL’s fluctuations in business are impacted more by the timing of its large wall panel projects. At EBGL, the first quarter typically is the strongest demand period and the third quarter typically is the lowest demand period during the year.

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

Employees

As of December 31, 2017, we had 188 employees. Of our 188 employees, 143 serve in manufacturing, 8 in sales, marketing, and customer service, and 37 in general administration and finance. None of our employees are represented by a labor union or are subject to any collective bargaining agreement and we believe that our employee relations are satisfactory.

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

We have incurred significant operating losses in recent years and, as of December 31, 2017, we had an accumulated deficit of approximately $88.9 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2017, we had outstanding debt totaling approximately $10.1 million. Our debt primarily included (i) $3.8 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the “KBS Loan Agreement”) with Gerber Finance Inc. (“Gerber Finance”), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”). We also have obligations to make $1.0 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $0.1 million, inclusive of interest, through November 1, 2018. Since December 31, 2017, we have paid off a certain amount of our debt and have incurred additional debt, as further described in Note 27 to the Notes to Consolidated Financial Statements set forth in Part IV, Item 15, “Financial Statements of Registrant” of this Form 10-K.

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

Our loan agreements with Gerber Finance contain certain affirmative and negative covenants, including a financial covenant requiring us to not incur a net annual post-tax loss for the fiscal year ending December 31, 2019 and a minimum level of net income for each fiscal year thereafter. These covenants also include restrictions on our abilities to take certain actions without the consent of Gerber Finance, and may limit our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on the ability of the borrowers to take the following actions: merge, consolidate, acquire or invest in another company; incur additional debt; enter into transactions with affiliates; engage in other businesses; sell, transfer or otherwise dispose of assets; and make certain payments, including dividends or distributions to ATRM.

Our inability to comply with the financial covenants under our loan agreements with Gerber Finance and Premier Bank could have a material adverse effect on our financial condition.

As of December 31, 2017, and 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. In addition, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018. The Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS for 2019.
As of December 31, 2017, and 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Premier Bank for these events through August 1, 2019 (the current maturity date of the Premier Loan Agreement).

If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance or Premier Bank going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

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

The housing industry is highly cyclical and seasonal. It is influenced by many national and regional factors, including the availability of financing for home buyers and developers, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions (including inflation and recessions), and the availability of suitable home sites. As a result of the foregoing factors, our revenues and operating results have been volatile, and we expect this volatility to continue in the future. Unfavorable changes in any of the above factors or other issues that may arise could have an adverse effect on our revenue and earnings.

Although modular and wall panel construction in our factories eliminates many of the weather-related challenges encountered with site-built construction, our operations can still be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or residential home, access to building sites and customer delays in setting modular homes or wall panels due to weather conditions and temperature. Additionally, sales demand, especially for residential homes, generally weakens in the winter months, particularly in the northeast and upper midwest regions of the United States. As a result, both KBS and EBGL experience some seasonality. At KBS, the third quarter typically is the strongest demand period and the first quarter typically is the lowest demand period during the year. Although EBGL experiences some seasonality, it is less pronounced than KBS. EBGL’s fluctuations in business are impacted more by the timing of its large wall panel projects. At EBGL, the first quarter typically is the strongest demand period and the third quarter typically is the lowest demand period during the year.

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

We have material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2017.

As disclosed in Part II, Item 9A “Controls and Procedures” of this Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2017 due to material weaknesses in our internal control over financial reporting related to inadequate accounting processes and internal control procedures. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part II, Item 9A “Controls and Procedures” of this Form 10-K.

We have a few customers that account for a significant portion of our revenues, and the loss of these customers, or decrease in their demand for our products, could have a material adverse effect on our results.

We rely on a limited number of customers for a substantial percentage of our net sales and accounts receivable. Although we had no customers whose sales were greater than 10% of our total net sales in 2017, one customer, a residential home builder in the New England area, accounted for 11% of our total net sales in 2016. A reduction, delay, or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have an adverse impact on our operating results.

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

Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.

We are subject to various federal, state and local laws and regulations that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of our products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase our costs of doing business or impact our operations.

In fiscal 2017, Congress enacted the Tax Cuts and Jobs Act (the "TCJA"), which significantly changes how the U.S. taxes corporations. During fiscal 2018, additional guidance related to the TCJA was issued by the U.S. Department of the Treasury and the IRS. The TCJA requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of the Treasury, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretations. Further, uncertainties also exist in terms of how U.S. states and foreign countries within which we operate will react to these U.S. federal income tax changes, which could have additional impacts on our effective tax rate.

RISKS RELATED TO OUR SECURITIES

There is a limited market for our common stock.

Our common stock is currently quoted on the OTC Pink market of the OTC Markets Group, Inc. under the symbol “ATRM.” Trading of securities on this quotation service is generally limited and is effected on a less regular basis than on exchanges such as NASDAQ. The average daily trading volume in our common stock during the fiscal year 2017 was approximately 900 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. income tax purposes may be limited.

As of December 31, 2017, we had federal net operating loss carryforwards (“NOLs”) of approximately $103.0 million and state NOLs of approximately $26.0 million.  Significant changes that impact the Company in the TCJA include a limitation on the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward. The TCJA also reduced the corporate income tax rate to 21%, from a prior rate of 35%, which may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Further, our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

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

Our Amended and Restated Articles of Incorporation include provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. These restrictions were scheduled to expire on December 5, 2017, however, at the Company's 2017 Annual Meeting of Shareholders held on December 4, 2017, the shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to extend this provision to December 5, 2020. On December 4, 2017, the Company filed Articles of Amendment with the Office of the Secretary of State of the State of Minnesota of effect this, as well as other, amendments.

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

As of April 26, 2019, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owned approximately 17% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad Corporation ("Digirad") and beneficially owns 559,152 shares of Digirad's common stock, or approximately 2.8% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC ("LSVM"), which is the investment manager of Lone Star Value Investors, LP ("LSVI") and Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"). LSVI owns 222,577 shares of the Company’s 1-% Series B Cumulative Preferred Stock ("Series B Stock") and another 374,562 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.

ITEM 2.	PROPERTIES.

Our corporate executive offices are located at a leased facility (approximately 30,000 square feet) in Oakdale, Minnesota, a suburb of St. Paul, where EBGL also conducts its sales, marketing and administrative activities and Glenbrook conducts its retail operations. EdgeBuilder conducts its wall panel manufacturing activities at a leased facility (approximately 34,000 square feet) in Prescott, Wisconsin. KBS conducts its modular building manufacturing, sales, marketing and service activities at facilities we previously owned and now lease as of April 3, 2019 in South Paris, Maine (90,000 square feet) and Waterford, Maine (60,000 square feet). We consider our present facilities to be sufficient for our current operations.

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
KBE Building Corporation v. KBS Builders, Inc., and ATRM Holdings, Inc., et. al.
At the time of the KBS acquisition in April 2014, KBS purchased receivables for a construction project known as the Nelton Court Housing Project (“Nelton Court”) in Hartford, CT, and also performed certain “punch-list” and warranty work. Modular units for Nelton Court were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. On December 18, 2017, KBS was notified that a global settlement had been reached between all defendants and the plaintiff. Under the settlement, the Company’s insurance carriers have agreed to pay $0.3 million to the plaintiff in full settlement on KBS’s behalf. KBS paid a $10.0 thousand deductible to its insurance carriers for this claim. The Settlement became effective on January 5, 2018.
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

	Price Range
	Low	High
Year ended December 31, 2017
First Quarter	$1.33	$2.10
Second Quarter	$1.18	$1.99
Third Quarter	$1.34	$1.94
Fourth Quarter	$1.03	$1.80
Year ended December 31, 2016
First Quarter	$2.06	$3.02
Second Quarter	$1.95	$2.79
Third Quarter	$0.70	$2.30
Fourth Quarter	$1.02	$2.25

Holders

As of April 26, 2019, we had approximately 90 shareholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Results of Operations

Selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017		2016
Net sales	$40,553	100.0%	$28,156	100.0%
Cost of sales	37,668	92.9%	26,589	94.4%
Selling, general and administrative	6,690	16.5%	4,648	16.5%
Goodwill impairment charge	3,020	7.4%	1,733	6.2%
Total costs and expenses	47,378	116.8%	32,970	117.1%
Net operating loss from continuing operations	$(6,825)	(16.8)%	$(4,814)	(17.1)%

Net Sales

Our net sales by product line and as a percentage of total sales for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017		2016
Residential Homes	$27,722	68%	$22,225	79%
Commercial Structures	12,831	32%	5,931	21%
Total	$40,553	100%	$28,156	100%

Net sales were approximately $40.6 million in 2017 compared to approximately $28.2 million in 2016. The increase was due to the addition of the EBGL operations, which were acquired in October 2016. The EBGL operations added approximately $12.9 million of net sales for 2017. The increase in net sales was partially offset by a decrease of $0.5 million related to net sales for KBS. KBS's net sales for 2017 were approximately $24.2 million as compared to approximately $24.7 million for 2016.

Cost of Sales

Cost of sales amounted to approximately $37.7 million for 2017, compared to approximately $26.6 million for 2016. This increase of approximately $11.1 million was primarily due to the addition of the EBGL operations, which were acquired in October 2016 (the "EBGL Acquisition"), which added approximately $11.6 million in cost of sales for 2017. This increase due to the EBGL Acquisition was partially offset by a decrease of approximately $0.4 million in the cost of sales for KBS. This decrease in cost of sales for KBS as compared to the prior year reflects the results of KBS’s strategic initiatives including more selectivity in the commercial projects the company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the Consolidated Financial Statements, resulting in lower direct and overhead costs.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was approximately $6.7 million and $4.6 million for 2017 and 2016, respectively. The increase in SG&A expense of approximately $2.1 million is primarily attributable to the addition of the EBGL operations, which were acquired in October 2016, which added approximately $1.8 million of SG&A expenses (including approximately $0.2 million of amortization expense related to the acquired intangible assets) to the Company’s operating results. In addition, SG&A expense increased due to higher legal fees incurred related to post-acquisition related matters with respect to the EBGL Acquisition, as well as higher costs for KBS related to bank service charges incurred in 2017, which were incurred to a lesser extent in 2016. The bank service charges related to the KBS line of credit with Gerber Finance added in February 2016.
Goodwill Impairment Charge

We completed a goodwill impairment assessment as of June 30, 2017 and determined that the fair value of goodwill related to the EBGL Acquisition was zero versus the carrying value of goodwill of $3.0 million as of that date. Since the acquisition of the EBGL operations, the results of those operations have underperformed the pre-acquisition expectations from a net sales, gross profit margin and net income perspective. Additionally, given the significant increase in raw material costs, more specifically, lumber and sheet goods, the projection of EBGL’s profits are projected to be lower than initially expected. Accordingly, management’s updated projections for the EBGL operations could not support the carrying value of goodwill. Accordingly, we recorded a goodwill impairment charge in the amount of $3.0 million during 2017.
We completed a goodwill impairment assessment in September 30, 2016 and determined that the fair value of the KBS goodwill was zero versus the carrying value of the KBS goodwill of $1.7 million as of that date. Accordingly, we recorded a goodwill impairment charge in the amount of approximately $1.7 million in fiscal year 2016. While the Company continues to implement its strategic plans for change at KBS and these changes are beginning to materialize in KBS’s operating results, KBS’s performance has lagged behind management’s expectations and we have been unable to fully perform to our projected levels of revenue and net income. Despite improving operating results, actual results have continued to fall short of expectations. Until we can perform to the levels of our expectations, we determined that it was prudent to adjust our projections in our impairment analysis to reflect the historical shortfalls in operating results.

Interest Expense

Interest expense increased by approximately $0.6 million from approximately $1.7 million for 2016 to approximately $2.3 million for 2017. The increase is attributable to the increase in overall debt for the company from approximately $19.2 million at December 31, 2016 to approximately $21.7 million immediately prior to the Company's exchange of its unsecured promissory notes issued to LSVI and LSV Co-Invest I for new shares of Series B Stock on September 29, 2017. See Notes 16 and 17 to the Consolidated Financial Statements for 2017, for further details of the Company’s outstanding debt.
Change in Fair Value of Contingent Earn-Outs

We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our Consolidated balance sheets at December 31, 2017 and 2016 is related to the transfer of our test handler product line to BSA in April 2014. The change in fair value of contingent earn-out receivable during 2017 represented a net increase of approximately $0.36 million in the fair value of this earn-out as a result of our assessments to fair value. The contingent earn-out liability is related to the EBGL Acquisition in October 2016 as a contingent payment to the sellers (collectively, the "EBGL Sellers". The change in fair value of contingent earn-out liability during 2017 represented approximately $0.08 million net decrease in the fair value of this earn-out as a result of our assessments to fair value for a combined change in fair value of approximately $0.44 million in the results of operations for 2017. In June 2017, the Company amended its agreement with the EBGL Sellers and restructured its contingent earn-out payable (see Note 17 to the Consolidated Financial Statements).
Income Taxes

Since 2009, we have maintained a valuation allowance to fully reserve our net deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity. We recorded income tax expense of $11.0 thousand and $8.0 thousand in fiscal years 2017 and 2016, respectively, which represented deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to unpredictability of the reversal of these differences.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased by approximately $0.9 million in 2017.

Cash flows used in operating activities. In 2017, cash flows used in operating activities were approximately $2.0 million, consisting primarily of our net loss of approximately $8.7 million which were partially offset by (i) the non-cash goodwill impairment charge of approximately $3.0 million, (ii) non-cash paid-in-kind interest ("PIK Interest") of approximately $1.3 million, and (iii) approximately $1.4 million of non-cash depreciation amortization and share-based compensation expense, as well as $0.4 million for the non-cash changes in fair value and changes in net working capital of approximately $0.8 million. Working capital changes for 2017 netted to approximately $0.8 million and included a $1.3 million increase in trade accounts receivable due to the timing of customer payments and increased production activity in 2017, offset by an increase in accounts payable of $1.1 million due to higher production levels.

In 2016, cash flows used in operating activities was approximately $2.8 million, consisting primarily of our net loss of approximately $6.5 million, partially offset by approximately $3.1 million in non-cash expenses and approximately $0.6 million in working capital changes. Non-cash expenses included the goodwill impairment charge of $1.7 million, depreciation and amortization of $0.8 million, PIK Interest expense of $0.5 million, and share-based compensation expense of $0.1 million, partially offset by net bad debt recoveries of $0.1 million. Working capital changes generating cash included a decrease in inventories of approximately $0.7 million partially related to the decrease in production levels in the fourth quarter of 2016 and the temporary shut-down of the Waterford plant, as well as KBS’s concerted effort to keep inventory levels at an appropriate level and utilize a purchasing process to limit the amount of unnecessary on-hand inventory. Trade accounts payable increased approximately $0.2 million and accrued compensation increased by approximately $0.3 million, which were partially offset by an increase of $0.5 million increase in cost and estimated profit in excess of billings due to the completed and partially completed buildings yet to be billed as of December 31, 2016 as compared to 2015.

Cash flows generated by (used in) investing activities. Net cash flows generated by investing activities were approximately $0.1 million for 2017. Net cash flows used in investing activities were approximately $2.6 million 2016. Net cash flows generated by investing activities for 2017 included $0.5 million proceeds from earn-out consideration, partially offset by $0.4 million net purchases of property and equipment. In 2016, cash flows used in investing activities was approximately $2.6 million, consisting primarily of the purchase of EBGL in October 2016 for approximately $3.0 million. This was partially offset by $0.3 million in earn-out payments received from BSA related to the transfer of our test handler product line to BSA in 2014.

Cash flows generated by financing activities. In 2017, cash flows generated by financing activities was approximately $1.0 million, which included approximately $2.2 million of net advances under the KBS Loan Agreement and the EBGL Loan Agreement, $0.5 million of proceeds from the issuance of long-term debt, partially offset by the approximately $1.7 million to reduce principal balances of our long-term debt. In 2016, cash flows generated by financing activities was approximately $6.2 million which included proceeds from the issuance of long-term debt of $5.0 million related to the Acquisition Loan Agreement of $3.0 million and $2.0 million of new promissory notes issued to LSV Co-Invest I, and net borrowings on the revolving lines of credit of approximately $3.8 million, partially offset by the principal payments made on our long-term debt of approximately $2.1 million and the payment of deferred financing costs of approximately $0.4 million.

We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for 2017. We have incurred significant operating losses in recent years and, as of December 31, 2017, we had an accumulated deficit of approximately $88.9 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved over 2016, remains negative, which has required us to generate funds from investing and financing activities. At December 31, 2017, we had outstanding debt of approximately $10.1 million.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2017, we had outstanding debt totaling approximately $10.1 million. Our debt primarily included (i) $3.8 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the “KBS Loan Agreement”) with Gerber Finance, and $3.0 million principal outstanding under the Acquisition Loan Agreement, and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under the EBGL Loan Agreement. We also have obligations to make $1.0 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $100,000, inclusive of interest, through November 1, 2018.

At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2017, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2017 was $1.9 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. As of December 31, 2017, and 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. In addition, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018. The Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS for 2019.
As of December 31, 2017, and 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Premier Bank for these events through August 1, 2019 (the current maturity date of the Premier Loan Agreement).

If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance or Premier Bank going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

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

•
KBS implemented a new dynamic pricing model for 2018, which was designed to determine its bid price quoted to customers on the most current cost information to better ensure full recovery of its manufacturing costs and improve overall gross margins;

•	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $0.1 million per month of cash flows to be used for operations;

•	In November 2018, EBGL made the final payment due to the sellers of EBGL, freeing up $0.1 million per month of cash flows to be used for operations;

•	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;

•	In August 2016, we amended certain of our debt agreements to allow the Company to pay PIK Interest on approximately $11 million of our debt, reducing strain on current cash flows;

•
In June 2017, we refinanced EBGL’s revolving credit facility and amended the terms of our agreement with the EBGL Sellers providing for deferred payments to obtain more favorable lending and payment terms and reduce total fees paid under these agreements;

•	As disclosed in Note 20, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to Series B Stock;

•
As discussed in Note 27, in January 2018 and in June 2018, the Company issued a unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 27); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.

On September 10, 2018, ATRM entered into a non-binding letter of intent ("LOI") relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad. Under the terms contemplated in the LOI, ATRM stockholders will receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 27 for additional information). We anticipate the ATRM Acquisition to close in the third quarter of 2019.
Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed, have already occurred or are probable of occurring, and have alleviated the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the twelve months from the issuance of the consolidated financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

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

Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. In 2014, 2015, 2016, 2017 and 2018, LSVM has provided financial support in the form of financing through various debt agreements disclosed in Note 17. Based on the previous commitments, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future. In addition, it should be noted that LSVM is a related party to Digirad, with whom ATRM has entered into a LOI, as mentioned above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017 or 2016.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates include those related to revenue recognition (including estimates of costs and profit under the percentage of completion method of accounting), customer rebates, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of inventories, contingent consideration, goodwill, intangible assets and other long-lived assets, deferred income taxes, warranty obligations, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash: At times, we may invest a portion of our cash reserves in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. We may maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. Restricted cash represents amounts the Company has on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS revolving line of credit facility, as well as funds kept on deposit with INTL FC Stone related to our lumber commodity hedging program.

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

Inventories: Inventories consist primarily of lumber and other commodity-type building materials and are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Materials purchased, and costs incurred for specific contracts are recorded in cost of sales when the related contract revenue is recognized. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year. See Notes to the Consolidated Financial Statements 8 and 12.

Impairment of Long-Lived Assets with Finite Lives: Long-lived assets held and used by us which have finite lives, including fixed assets and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2017 or 2016.

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

We recognize revenue for modular units and site work, as well as structural wall panels and wood foundations, using the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules delivered in accordance with the terms of the contract (KBS) and cost-to-cost method with cost determined based on costs incurred to date related to each wall panel (EBGL) contract. Sales tax billed to customers is excluded from revenue. Transportation and freight billed to customers is recorded as revenue and the related costs are included in cost of sales. The current asset “Costs and estimated profit in excess of billings” represents revenues recognized in excess of amounts billed and the current liability “Billings in excess of costs and estimated profit” represents billings in excess of revenues recognized.

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

Warranty Costs: KBS provides a limited warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 15 to the Consolidated Financial Statements.

Self-Insurance Costs: We maintain a self-insurance program for a portion of our employee health care costs. Self-insurance costs are accrued based on actual reported claims plus an estimate of claims incurred but not yet reported. The portion of the accrual related to unreported claims is estimated based on an analysis of historical claims experience and other assumptions. Accruals for such costs could be significantly impacted if future events and claims differ from these assumptions. Accrued health insurance costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 15 to the Consolidated Financial Statements.

Income Taxes: We record income tax expense (benefit) based on our estimate of the effective tax rates for the jurisdictions in which we do business. We record the benefit we will drive in future accounting periods from tax losses and credits and deductible temporary differences as "deferred tax assets." If, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, we record a valuation allowance to reduce the carrying value of our deferred tax assets to the estimated realizable amount. If the valuation allowance is increased, we record additional income tax expense in the period the valuation allowance is increased. If the valuation allowance is reduced, we record an income tax benefit. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We make significant estimates and judgments in determining our income tax provision, deferred tax assets and valuation allowance recorded against our deferred tax assets. Actual results may differ significantly from those reflected in management estimates and could result in adjustments that have a material impact on our results of operations. See Note 24 to the Consolidated Financial Statements for additional information regarding income taxes.

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

Share-Based Compensation: We measure and recognize share-based compensation using the fair value method. See Note 21 to the Consolidated Financial Statements for additional information regarding share-based compensation and our stock-based compensation plans.

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

The carrying amounts of our cash equivalents, restricted cash, accounts receivable, costs in excess of billings and estimated profit, other current assets, trade accounts payable, billings in excess of costs and estimated profit and accrued expenses at December 31, 2017 and 2016 approximate fair value due to the short-term maturities of these instruments.

Derivative Instruments: The Company uses derivative financial instruments (exchange-traded futures contracts, put options and call options) to manage a portion of the risk associated with changes in commodity prices specifically related to lumber. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results by taking hedging positions in these commodities. While the Company attempts to link its hedging activities to purchase and sale activities, there are situations in which these hedging activities can themselves result in losses. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting requirements requiring every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Derivative instruments with settlement dates within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting. See Note 9 for additional information regarding derivatives.
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

The information required by this Item is included in our consolidated financial statements and the report of our independent registered public accounting firm, which are included in this Form 10-K. The index to this report and the consolidated financial statements is included in Item 15(a)(1) below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with oversight by the Company’s Board of Directors (the “Board”), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2017.
Description of Material Weaknesses
Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified certain deficiencies in the principles associated with each component of the COSO framework, as described below, which our management concluded constitute material weaknesses, either individually or in the aggregate.
Control Environment
We did not maintain an effective control environment based on the criteria established in the COSO framework to enable the identification and mitigation of risks of material accounting errors based on:

•
An insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, (ii) there was accountability for the performance of internal control over financial reporting responsibilities, and (iii) corrective activities were appropriately applied, prioritized, and implemented in a timely manner.

•	Our oversight processes and procedures that guide individuals in applying internal control over financial reporting were not adequate in preventing or detecting material accounting errors.
Risk Assessment
We did not design and implement an effective risk assessment based on the criteria established in the COSO framework, specifically relating to: (i) identifying, assessing, and communicating appropriate objectives, (ii) identifying and analyzing risks to achieve these objectives, and (iii) identifying and assessing changes in the business that could impact our system of internal controls.
Control Activities
We did not design and implement effective control activities based on the criteria established in the COSO framework. Specifically, the control activities did not adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.
Information and Communication
We did not generate and provide quality information and communication based on the criteria established in the COSO framework, specifically relating to communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.
Monitoring Activities
We did not design and implement effective monitoring activities based on the criteria established in the COSO framework. Specifically, we did not maintain effective monitoring controls to ascertain whether the components of internal control are present and functioning.
Remediation Plan and Status for Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, management concluded as of December 31, 2016 that several material weaknesses existed at that date. Management has been engaged in remediation efforts to address the material weaknesses throughout fiscal year 2017. We made enhancements to our control environment from various activities including the following:

•	Engage external consultants to provide support related to more complex applications of GAAP and document and assess our accounting policies and procedures for existing accounts and processes.

•	At EBGL, we are in the process of implementing improvements in internal processes, procedures and controls and establishing regular reporting and routine management oversight.
Our remediation activities are continuing. In addition to implementing and refining the above activities, we expect to engage in additional activities in the current year, including:

•	Engage external consultants to provide support related to more complex applications of GAAP and document and assess our accounting policies and procedures for existing and acquired businesses.
We continue to redesign and implement internal control activities. We continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses.
While we have made and expect to make additional improvements to our internal controls, we may determine that additional steps beyond those described above may be necessary to remediate the material weaknesses. While we intend to resolve all of the material control deficiencies discussed above, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. We have not yet quantified the cost to implement our planned remediation activities related to our existing or recently acquired businesses, which have not been fully assessed.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Jeffrey E. Eberwein	48	Chairman of the Board
Daniel M. Koch	65	President, Chief Executive Officer and Director
Stephen A. Clark	50	Chief Financial Officer, Treasurer and Secretary
Mark C. Hood	54	Director
Rodney E. Schwatken	55	Director

Jeffrey E. Eberwein joined our Board in January 2013 and became Chairman in November 2013. In addition to his service to the Company, he has over 25 years of Wall Street experience and is CEO of Lone Star Value Management, LLC (referred to herein as LSVM), a U.S. investment company and subsidiary of the Company as of April 2019. Prior to founding LSVM in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is currently CEO of Hudson Global Inc. (NASDAQ: HSON), a global recruitment company, where he previously served as Chairman of the board until his appointment to CEO in April 2018. He continues to serve as a director of HSON. Mr. Eberwein also serves on the board of Digirad Corporation (NASDAQ: DRAD), a medical imaging Company, beginning his service as a director in April 2012 and as Chairman of the Board in February 2013. Previously, Mr. Eberwein served as chairman of the boards of: Novation Companies, Inc. (OTC: NOVC), a healthcare staffing company, from April 2015 to March 2018; Crossroads Systems, Inc. (OTC: CRDS), a data storage company, from April 2013 to May 2016; and Ameri Holdings, Inc. (OTC: AMRH) from May 2015 - August 2018, an IT services company. He also previously served as a director on the boards of: On Track Innovations Ltd. (NASDAQ: OTIV), a smart card company, from December 2012 to December 2014; NTS, Inc. (previously listed NYSE: NTS), a broadband services and telecommunications company, from December 2012 until its sale to a private equity firm in June 2014; and the Goldfield Corporation (NYSE:GV), a company in the electrical construction industry, from May 2012 to May 2013. Mr. Eberwein also served on the board of Hope for New York, a charitable organization dedicated to serving the poor in New York City, from 2011 to 2014, where he was the Treasurer and on its Executive Committee. Mr. Eberwein earned an Masters of Business Administration from The Wharton School, University of Pennsylvania, and a Bachelor of Business Administration degree with High Honors from The University of Texas at Austin.

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

Mark C. Hood has served as Vice President of Operations for Globalscape, Inc. (NYSE American: GSB) since August 2018. Until August 2018, he served as Executive Vice President of Crossroads Systems, Inc. From February 2015 to July 2017, he served as Executive Vice President of Corporate Development and previously served as Executive Vice President of Corporate

Communications from January 2013 to January 2015. From 2009 to 2013, Mr. Hood was founder and CEO of MCH Advisors, and helped early stage technology clients design and launch sales and marketing programs in high-growth markets. From 1995 to 2009, Mr. Hood was CEO of Network Consulting Services, a master sales agency he launched to integrate services from multiple telecommunications companies. He also held Series 7, 65, and 66 securities licenses and served as General Partner of two equity investment funds. Mr. Hood earned a BBA in Marketing from Sam Houston State University and a MS in Technology Commercialization from The University of Texas at Austin, McCombs School of Business.
Rodney E. Schwatken is serving as a financial consultant for Canpango, Inc., a wholly-owned subsidiary of Scansource, Inc. (NASDAQ: SCSC). Canpango a longstanding Salesforce implementation and consulting partner. Prior to his work at Canpango, Mr. Schwatken was employed by Novation Companies, Inc. (OTC Pink: NOVC) (“Novation”). He served as Novation’s Chief Executive Officer from August 2015 to September 2017, as Chief Financial Officer from January 2008 to August 2017 and held various other officer positions at Novation from June 1993 to January 2008. Novation owns or has owned businesses engaged in a variety of activities, including healthcare staffing, residential mortgage lending and technology. From June 1993 to March 1997, Mr. Schwatken was employed in the finance and accounting department of U.S. Central Credit Union, a $30 billion investment manager and technology service provider for the credit union industry. From January 1987 to June 1993, Mr. Schwatken was employed by Deloitte. Mr. Schwatken received his Bachelor of Science degree from the University of Kansas.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which covers a wide range of business practices and procedures and is intended to ensure to the greatest extent possible that our business is conducted in a consistently legal and ethical manner. The Code of Ethics is consistent with how we have always conducted our business and applies to all of our directors, officers and other employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Ethics is publicly available in the “About Us – Governance – Documentation” section of our website at www.atrmholdings.com. We intend to promptly disclose on our website any grant of waivers from or amendments to a provision of the Code of Ethics following such amendment or waiver.

Board Committees

Our Board has three standing committees to assist it with its responsibilities. These committees are described below.

Audit Committee. The primary purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the consolidated financial statements of the Company. The Audit Committee is also charged with the review and approval of all related party transactions involving the Company. The current members of the Audit Committee are Messrs. Schwatken and Hood. Mr. Schwatken currently serves as Chairman of the Audit Committee. The Company's Board of Directors ("the Board") has determined that all members of the Audit Committee are audit committee financial experts, as defined by the SEC rules, based on their past business experience and financial certifications. The Audit Committee charter is posted in the “About Us – Governance – Documentation” section of our website at www.atrmholdings.com.

Compensation Committee. The duties and responsibilities of the Compensation Committee include, among other things, reviewing and approving the Company’s general compensation policies, setting compensation levels for the Company’s executive officers, setting the terms of and grants of awards under share-based incentive plans and retaining and terminating executive compensation consultants. The current members of the Compensation Committee are Messrs. Schwatken and Hood. Mr. Schwatken currently serves as Chairman of the Compensation Committee. The Compensation Committee charter is posted in the “About Us – Governance – Documentation” section of our website at www.atrmholdings.com.

Nomination and Corporate Governance Committee. The duties and responsibilities of the Nomination and Corporate Governance Committee include, among other things, assisting the Board in identifying individuals qualified to become Board members and recommending director nominees for the next annual meeting of shareholders, and taking a leadership role in shaping the corporate governance of the Company. The current members of the Nomination and Corporate Governance Committee are Messrs. Schwatken and Hood. Mr. Hood currently serves as Chairman of the Nomination and Corporate Governance Committee. The Nomination and Corporate Governance Committee charter is posted in the “About Us – Governance – Documentation” section of our website at www.atrmholdings.com.

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

Our director Rodney Schwatken resigned from his positions as Chief Executive Officer and Chief Financial Officer of Novation effective October 1, 2017. From April 2015 until March 2018, Mr. Eberwein served as a director of Novation and became principal executive officer in 2017. On July 20, 2016, Novation and its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) seeking relief under chapter 11 of the United States Bankruptcy Code. On June 12, 2017, the Bankruptcy Court entered an order confirming Novation's plan of reorganization.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2017 fiscal year other than the inadvertent late Form 3 filings by Messrs. Elbaor, Hood and Schwatken made on December 18, 2017.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2017 and December 31, 2016 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Total ($)
Daniel M. Koch	2017	240,000	11,800	(2)	251,800
President and Chief Executive Officer	2016	240,000	22,500	(3)	262,500
Stephen A. Clark(4)	2017	189,167	11,800	(2)	200,967
Chief Financial Officer, Treasurer and Secretary	2016	107,917	22,500	(3)	130,417

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718 "Compensation - Stock Compensation"

(2)	Represents the grant date fair value of a restricted stock grant of 10,000 shares of common stock awarded on December 18, 2017. These shares vested on December 18, 2018.

(3)	Represents the grant date fair value of a restricted stock grant of 10,000 shares of common stock awarded on October 19, 2016. These shares vested on October 19, 2017.

(4)
Mr. Clark's employment with the Company commenced on June 1, 2016 as the Company's Interim Chief Financial Officer. He was appointed as the Company's Chief Financial Officer effective as of September 7, 2016.

Employment Agreements

Each of the Company’s current executive officers, Messrs. Koch and Clark, is an employee “at will” and does not have an employment agreement with the Company.

We are party to a Change of Control Agreement with Mr. Koch, as described in detail below under the heading, "Potential Payments Upon Termination or Change-in-Control."

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Daniel M. Koch	—	—	—	—	10,000	(1)	10,300
Stephen A. Clark	—	—	—	—	10,000	(1)	10,300

(1)	Represents the unvested portion of a restricted stock grant that was awarded on December 18, 2017 under the 2014 Incentive Plan. These shares vested on December 18, 2018.

(2)	Based on the closing share price on December 29, 2017 of $1.03.

Potential Payments Upon Termination or Change-in-Control

We are party to a Change of Control Agreement with Mr. Koch (a “Change of Control Agreement”) providing for severance pay and other benefits in the event of a change of control. The Change of Control Agreement provides for severance payments of two times the executive’s annual base salary in the event the executive’s employment is terminated, either voluntarily with “good reason” or involuntarily, during the two-year period following a change of control. The severance payments are to be made over 24 months following the date of employment termination according to our regular payroll practices and policies. An executive receiving severance payments is also entitled to reimbursement of the employer portion of group medical and group dental premiums under COBRA continuation coverage. The Change of Control Agreement also provides for immediate vesting of all of the executive’s unvested options outstanding upon a change of control.

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

Compensation of Non-Employee Directors

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jeffrey E. Eberwein	$—	$11,800	$—	$—	$—	$—	$11,800
James C. Elbaor(2)	—	11,800	—	—	—	—	11,800
Morgan P. Hanlon(3)	—	—	—	—	—	—	—
Mark C. Hood(4)	—	11,800	—	—	—	—	11,800
Alfred J. Knapp, Jr.(5)	—	—	—	—	—	—	—
Rodney E. Schwatken(6)	—	11,800	—	—	—	—	11,800
Galen G. Vetter	—	11,800	—	—	—	—	11,800

(1)
Messrs. Eberwein, Elbaor, Hood, Schwatken and Vetter were each granted 10,000 shares of restricted stock granted on December 18, 2017, and vested on December 18, 2018. The amounts reported reflect the grant date award value as determined pursuant to Accounting Standard Codification Topic 718.

(2)	Mr. Elbaor was elected as a director effective as of December 4, 2017.

(3)	Mr. Hanlon was not nominated for election at the 2017 Annual Meeting of Shareholders of the Company, and his term as a director expired on December 4, 2017.

(4)	Mr. Hood was elected as a director effective as of December 4, 2017.

(5)	Mr. Knapp was not nominated for election at the 2017 Annual Meeting of Shareholders of the Company, and his term as a director expired on December 4, 2017.

(6)	Mr. Schwatken was elected as a director effective as of December 4, 2017.

At the present time, our directors receive no cash compensation for their services as members of the Board, although their out-of-pocket expenses incurred on our behalf are reimbursed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2019, by:

•	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Shares of Common Stock		Percentage of Outstanding Common Stock(1)
5% or Greater Shareholders
Jeffrey E. Eberwein	438,017	(2)	17.0%
Directors and Named Executive Officers
Jeffrey E. Eberwein	438,017	(2)	17.0%
Daniel M. Koch	43,510	(3)	1.7%
Stephen A. Clark	30,000	(4)	1.2%
Mark C. Hood	30,000	(5)	1.2%
Rodney E. Schwatken	30,000	(5)	1.2%
All executive officers and directors as a group (five persons)	571,527	(6)	22.2%

(1)
The applicable percentage of ownership for each beneficial owner is based upon 2,576,219 shares of common stock outstanding as of April 26, 2019. Shares of our common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)
Represents 435,012 shares of common stock owned directly by Mr. Eberwein (including 10,000 unvested shares of restricted stock) and 3,005 shares of common stock owned by Lone Star Value General Partner ("LSVGP"). Mr. Eberwein is the general manager and sole member of LSVGP and as such, may be deemed beneficial owner of the securities owned by LSVGP. Mr. Eberwein disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.

(3)	Includes 10,000 unvested shares of restricted stock. An additional 3,510 shares of common stock held separately in a brokerage account.

(4)	Includes 10,000 unvested shares of restricted stock.

(5)	Includes 20,000 unvested shares of restricted stock.

(6)	Includes 70,000 unvested shares of restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	—	$—	240,000	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	240,000

(1)	These equity compensation plans consist of our 2003 Stock Incentive Plan and our 2014 Incentive Plan. Our 2003 Stock Incentive Plan expired on February 28, 2013.

(2)	Represents 240,000 shares of common stock available for issuance under our 2014 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions and Certain Relationships

Jeffrey E. Eberwein and Lone Star Value

As of April 30, 2019, Jeffrey E. Eberwein, Chairman of the Company's Board, may be deemed to beneficially own 438,017 shares of our common stock, including 3,005 shares of our common stock owned directly by LSVGP, constituting approximately 17% of our outstanding shares. Mr. Eberwein is the manager of LSVGP.

As of December 31, 2016, we had outstanding the following unsecured promissory notes made for the benefit of LSVI and LSV Co-Invest I:

•	$4.3 million principal amount outstanding under an unsecured promissory note, dated April 1, 2014, issued to LSVI;

•	$2.7 million principal amount outstanding under an unsecured promissory note, dated July 21, 2014, issued to LSV Co-Invest I;

•	$2.0 million principal amount outstanding under an unsecured promissory note, dated October 4, 2016, issued to LSV Co-Invest I.

Additionally, we issued a $0.5 million unsecured promissory note to LSV Co-Invest I on March 31, 2017, which remains outstanding. ATRM’s issuance of each of the promissory notes to LSVI and LSV Co-Invest I was approved by a Special Committee of our Board consisting solely of independent directors.

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

On September 29, 2017, the Company, Lone Star Value Investors, LP ("LSVI"), and LSV Co-Invest I entered into an exchange agreement dated as of the same date (the "Exchange Agreement"), pursuant to which the Company issued to LSVI and LSV Co-Invest I, a total of 132,548 shares of a new class of 10.0% Series B Cumulative Preferred Stock ("Series B Stock"), par value $0.001 per share, of the Company in exchange for the return and cancellation of all of the unsecured promissory notes of the Company (the "Notes") held by LSVI and LSV Co-Invest I, along with accrued interest (the "Exchange"). The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation.

Subsequent to December 31, 2017, on January 12, 2018, the Company issued to LSV Co-Invest I an unsecured promissory note in the principal amount of $0.5 million in exchange for the same amount in cash (the “LSV Co-Invest I January Note”). The LSV Co-Invest I January Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I January Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest as PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Any unpaid principal and interest under the LSV Co-Invest I January Note is due on January 12, 2020. The Company may prepay the LSV Co-Invest I January Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I January Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

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

LSVM and LSV Co-Invest I are party to subordination agreements with ATRM and Gerber Finance pursuant to which LSVM and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber Finance. Additionally, as a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier Bank, absolutely and unconditionally guaranteeing all of the borrowers’ obligations.

On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to

January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors.

Jeffrey E. Eberwein and Digirad Corporation

Mr. Eberwein is the Chairman of the Board of Digirad and beneficially owns 544,152 shares of Digirad's common stock, or approximately 2.7% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of LSVI. As discussed above, LSVI owns 216,094 shares of the Company’s Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
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
Sale of Maine Facilities

On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford”) entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS, pursuant to which 947 Waterford purchased certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS (the “Waterford Transaction”), and acquired the Waterford Facility. The Waterford Purchase Agreement contains representations, warranties and covenants of KBS and 947 Waterford that are customary for a transaction of this nature. The purchase price of the Waterford Facility is $990,000, subject to adjustment for taxes and other charges and assessments.

947 Waterford is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Waterford Facility.

On April 3, 2019, 300 Park Street, LLC (“300 Park”) entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park purchased certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS (the “Park Transaction”), and acquired the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility is $2.9 million, subject to adjustment for taxes and other charges and assessments.
300 Park is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Park Facility.

Lease of Maine Facilities

On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”) and 300 Park (the “Park Lease”). The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease are estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Waterford Lease and Park Lease to be performed by KSB, including, without limitation, the payment of all required rent.

On April 3, 2019, KBS signed a lease (the “Oxford Lease”) with 56 Mechanic Falls Road, LLC (“56 Mechanic”), which will be effective upon the closing of the sale (the “Oxford Transaction”) of the certain real property and related improvements and personal property owned by RJF – Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine. The Oxford Lease was amended as of April 18, 2019 (the “Oxford Lease Amendment”) to provide that the commencement date will be the later of the closing of the Oxford Transaction and the date that possession of the leased premises is able to be delivered to KBS. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Oxford Lease to be performed by KBS, including, without limitation, the payment of all required rent.

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

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by Boulay PLLP, our independent registered public accounting firm, for fiscal years 2017 and 2016. There were no other professional services rendered or fees billed by Boulay PLLP for fiscal years 2017 and 2016.

Services Rendered	2017	2016
Audit Fees(1)	$220,750	$203,674
Audit-Related Fees(2)	10,185	2,075
Tax Fees(3)	39,646	18,130
All Other Fees(4)	—	114,092

(1)
These fees include the audits of our annual consolidated financial statements for fiscal years 2017 and 2016 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2017 and 2016.

(2)	These fees are related to consultations regarding various accounting issues, including revenue recognition, debt restructuring, lease accounting, etc.

(3)	These fees are related to the preparation of our 2017 and 2016 federal and state income tax returns and consultations regarding Section 382 of the Code.

(4)	These fees are related to the audits of the historical financial statements of an acquired business.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firms are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firms in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Boulay PLLP in fiscal years 2017 and 2016.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ATRM Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ATRM Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ Boulay PLLP
Minneapolis, Minnesota
April 30, 2019

ATRM Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

Years ended December 31,	2017	2016
Net sales	$40,553	$28,156
Costs and expenses:
Cost of sales	37,668	26,589
Selling, general, and administrative expenses	6,690	4,648
Goodwill impairment charge	3,020	1,733
Total costs and expenses	47,378	32,970
Operating loss	(6,825)	(4,814)
Other (expense) income:
Interest expense, net	(2,278)	(1,676)
Change in fair value of contingent earn-outs, net	437	(26)
Loss before income taxes	(8,666)	(6,516)
Income tax expense	(11)	(8)
Net loss	(8,677)	(6,524)
Stock dividend	(407)	—
Net loss attributable to common shareholders	$(9,084)	$(6,524)

Net loss per share, basic and diluted	$(3.83)	$(2.88)

Weighted average common shares outstanding
basic and diluted	2,372	2,265

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.
Consolidated Balance Sheets
(in thousands)

December 31,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$48	$1,247
Restricted cash	482	150
Accounts receivable, net of allowance for doubtful accounts of $185 and $96 at December 31, 2017 and 2016, respectively	3,840	2,604
Costs and estimated profit in excess of billings	565	1,045
Inventories	1,285	1,404
Fair value of contingent earn-out receivable, current	373	359
Other current assets	216	237
Total current assets	6,809	7,046

Property, plant and equipment:
Land	858	858
Buildings and improvements	2,763	2,795
Equipment	1,946	1,508
Less: accumulated depreciation and amortization	(1,111)	(768)
Property, plant and equipment, net	4,456	4,393

Fair value of contingent earn-out receivable, noncurrent	61	202
Goodwill	—	3,020
Intangible assets, net	1,589	2,117
Total assets	$12,915	$16,778

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Notes payable	$5,969	$3,420
Current portion of long-term debt	1,068	1,675
Trade accounts payable	4,856	3,776
Billings in excess of costs and estimated profit	983	652
Accrued compensation	416	407
Fair value of contingent earn-out payable	—	967
Other accrued liabilities	2,370	2,264
Total current liabilities	15,662	13,161

Long-term debt, less current provision	3,061	14,069
Deferred income taxes	28	19

Commitments and contingencies (see Notes 18 and 19)

Shareholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 546,466 shares issued and outstanding at December 31, 2017	—	—
Common stock, $.001 par value; 7,500,000 shares and 3,200,000 shares authorized as of December 31, 2017 and 2016, respectively; 2,396,219 shares issued and outstanding at December 31, 2017 and 2,366,219 issued and outstanding at December 31, 2016	2	2
Additional paid-in capital	83,014	69,702
Accumulated deficit	(88,852)	(80,175)
Total shareholders' deficit	(5,836)	(10,471)
Total liabilities and shareholders' deficit	$12,915	$16,778

The accompanying notes are an integral part of the consolidated financial statements.

 ATRM Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Deficit
 (in thousands)

	Common Stock		Preferred Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2015	2,206	$2	—	$—	$69,424	$(73,651)	$(4,225)
Share-based compensation expense	60	—	—	—	128	—	128
Issuance of stock - EBGL acquisition	100	—	—	—	150	—	150
Net loss	—	—	—	—	—	(6,524)	(6,524)
Balance, December 31, 2016	2,366	$2	—	$—	$69,702	$(80,175)	$(10,471)
Share-based compensation expense	30	—	—	—	57	—	57
Preferred stock issuance (exchange of promissory notes)	—	—	133	—	13,255	—	13,255
Preferred stock 4-for-1 stock split	—	—	398	—	—	—	—
Net loss	—	—	—	—	—	(8,677)	(8,677)
Dividend declared on preferred stock	—	—	—	—	(407)	—	(407)
Preferred dividend PIK (paid)	—	—	16	—	407	—	407
Balance, December 31, 2017	2,396	$2	547	$—	$83,014	$(88,852)	$(5,836)

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc. Consolidated Statements of Cash Flows (in thousands)

Years Ended December 31,	2017	2016
Cash flows from operating activities:
Net loss	$(8,677)	$(6,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	903	633
Amortization expense, deferred financing costs	351	126
Share-based compensation expense	57	129
Provision for (recovery of) bad debts	71	(67)
(Gain) loss on sale of equipment	(21)	25
Unrealized gain on lumber derivatives	(6)	—
Deferred income taxes	9	6
Change in fair value of contingent earn-out receivable	(361)	4
Goodwill impairment charge	3,020	1,733
Change in fair value of contingent earn-out payable	(76)	23
Imputed interest on seller deferred payment obligations	130	23
Paid-in-kind (PIK) interest	1,331	534
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,308)	26
Costs and estimated profit in excess of billings	480	(480)
Inventories	119	734
Other current assets	28	(62)
Trade accounts payable	1,079	230
Billings in excess of costs and estimated profit	331	(143)
Accrued compensation	10	262
Other accrued liabilities	496	(40)
Net cash used in operating activities	(2,034)	(2,828)
Cash flows from investing activities:
Proceeds from earn-out consideration	488	312
Purchase of property and equipment	(443)	(72)
Proceeds from sale of equipment	79	109
Purchase of business, net of cash acquired	—	(2,960)
Net cash generated by (used in) investing activities	124	(2,611)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	514	5,000
Proceeds from revolving line of credit	43,800	27,844
Principal payments on revolving line of credit	(41,564)	(24,090)
Principal payments on long-term debt	(1,668)	(2,110)
Payment of deferred financing costs	(39)	(432)
Net cash generated by financing activities	1,043	6,212
Net increase (decrease) in cash, cash equivalents and restricted cash	(867)	773
Cash, cash equivalents and restricted cash at beginning of period	1,397	624
Cash, cash equivalents and restricted cash at end of period	$530	$1,397

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc. Consolidated Statements of Cash Flows (in thousands)

Years Ended December 31,	2017	2016
Supplemental cash flow information
Cash paid for interest expense	$1,175	$857
Supplemental disclosure of non-cash investing and financing activities
Deferred financing costs recorded in accounts payable	$55	$55
Capital expenditures financed through debt	53	—
Decrease in fair value of contingent earn-out payable for restructuring of contingent earn-out payable	(891)	—
Increase in long-term debt for restructuring of contingent earn-out payable	891	—
Long-term debt exchanged for preferred stock	(12,865)	—
Increase in equity for preferred stock exchange	13,255	—
Decrease in other accrued liabilities (accrued interest) for preferred stock exchange	(390)	—
Acquisition of equipment - financed by note payable	—	26
Promissory note payable to EBGL Sellers issued as partial consideration for purchase of business	—	941
Contingent earn-out payable to EBGL Sellers as partial consideration for purchase of business	—	943
Accrued purchase price adjustment pair to EBGL Sellers in January 2017	—	218
Issuance of restricted stock to EBGL Sellers as partial consideration for purchase of business	—	149
Assets acquired and liabilities assumed in connection with purchase of business:
Costs and estimated profit in excess of billings	$—	$93
Inventories	—	898
Other current assets	—	3
Property, plant and equipment	—	289
Goodwill	—	3,020
Intangible assets	—	1,081
Billings in excess of costs and estimated profit	—	(31)
Accrued compensation	—	(40)
Accrued liabilities	—	(102)
Purchase price	$—	$5,211

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

The Company’s corporate headquarters is located at Glenbrook's offices in Oakdale, Minnesota, a suburb of St. Paul.

NOTE 2: FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for 2017. We have incurred significant operating losses in recent years and, as of December 31, 2017, we had an accumulated deficit of approximately $88.9 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved over 2016, remains negative, which has required us to generate funds from investing and financing activities. At December 31, 2017, we had outstanding debt of approximately $10.1 million.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2017, we had outstanding debt totaling approximately $10.1 million. Our debt primarily included (i) $3.8 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the “KBS Loan Agreement”) with Gerber Finance Inc. (“Gerber Finance”), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”). We also have obligations to make $1.0 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $0.1 million, inclusive of interest, through November 1, 2018.

At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2017, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2017 was $1.9 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. In August 2017, Gerber Finance provided us with a waiver for these events. As of December 31, 2017, and 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. In addition, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018. The Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS for 2019.
As of December 31, 2017, and 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Premier Bank for these events through August 1, 2019 (the current maturity date of the Premier Loan Agreement).

If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance or Premier Bank going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

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

•
KBS implemented a new dynamic pricing model for 2018, which was designed to determine its bid price quoted to customers on the most current cost information to better ensure full recovery of its manufacturing costs and improve overall gross margins;

•	In July 2017, KBS made the final payment due to the primary seller of KBS, freeing up $0.1 million per month of cash flows to be used for operations;

•	In November 2018, EBGL made the final payment due to the sellers of EBGL, freeing up $0.1 million per month of cash flows to be used for operations;

•	In 2017, we instituted a lumber hedging program for EBGL to assist in preserving existing margins against the potential large fluctuations in lumber raw material prices;

•	In August 2016, we amended certain of our debt agreements to allow the Company to pay PIK Interest on approximately $11.0 million of our debt, reducing strain on current cash flows;

•
In June 2017, we refinanced EBGL’s revolving credit facility and amended the terms of our agreement with the EBGL Sellers providing for deferred payments to obtain more favorable lending and payment terms and reduce total fees paid under these agreements;

•	As disclosed in Note 20, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to Series B Stock;

•
As discussed in Note 27, in January 2018 and in June 2018, the Company issued a unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 27); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.

On September 10, 2018, ATRM entered into a non-binding letter of intent (the "LOI") relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad Corporation ("Digirad"). Under the terms contemplated in the LOI, ATRM stockholders will receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 27 for additional information). We anticipate the ATRM Acquisition to close in the third quarter of 2019.
Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the actions discussed, have already occurred or are probable of occurring, and have alleviated the substantial doubt raised by our historical operating results, as well as satisfy our estimated liquidity needs for the twelve months from the issuance of the consolidated financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

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

Although not a binding commitment, LSVM has advised us of its present intention to continue to financially support the Company in the event that additional financing is required. In 2014, 2015, 2016, 2017 and 2018, LSVM has provided financial support in the form financing through various debt agreements disclosed in Note 17. Based on the previous commitments, management believes that additional financing may be provided by LSVM or its affiliates, if necessary, in the future. In addition, it should be noted that LSVM is a related party to Digirad, with whom ATRM has entered into a LOI, as mentioned above.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy: The consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates include those related to revenue recognition (including estimates of costs and profit under the percentage of completion method of accounting), customer rebates, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of inventories, contingent consideration, goodwill, intangible assets and other long-lived assets, deferred income taxes, warranty obligations, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash: At times, we may invest a portion of our cash reserves in cash equivalents, which are highly liquid investments with a maturity of three months or less when purchased. We may maintain our cash and cash equivalents in accounts that, at times, may exceed the insurance limits of the Federal Deposit Insurance Corporation. Restricted cash represents amounts the Company has on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS revolving line of credit facility, as well as funds kept on deposit with INTL FC Stone related to our lumber commodity hedging program.

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

Inventories: Inventories consist primarily of lumber and other commodity-type building materials and are valued at the lower of cost or market, with cost determined on a first-in, first-out basis. Materials purchased, and costs incurred for specific contracts are recorded in cost of sales when the related contract revenue is recognized. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year. See Notes 8 and 12.

Impairment of Long-Lived Assets with Finite Lives: Long-lived assets held and used by us which have finite lives, including fixed assets and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2017 or 2016.

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

We recognize revenue for modular units and site work, as well as structural wall panels and wood foundations, using the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules delivered in accordance with the terms of the contract (KBS) and cost-to-cost method with cost determined based on costs incurred to date related to each wall panel (EBGL) contract. Sales tax billed to customers is excluded from revenue.

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

Warranty Costs: KBS provides a limited warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 15.

Self-Insurance Costs: We maintain a self-insurance program for a portion of our employee health care costs. Self-insurance costs are accrued based on actual reported claims plus an estimate of claims incurred but not yet reported. The portion of the accrual related to unreported claims is estimated based on an analysis of historical claims experience and other assumptions. Accruals for such costs could be significantly impacted if future events and claims differ from these assumptions. Accrued health insurance costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 15.

Income Taxes: We record income tax expense or benefit based on our estimate of the effective tax rates for the jurisdictions in which we do business. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess our income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. Interest expense associated with income taxes, if any, is classified as income tax expense. See Note 24 for additional information regarding income taxes.

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

Share-Based Compensation: We measure and recognize share-based compensation using the fair value method. See Note 21 for additional information regarding share-based compensation and our stock-based compensation plans.

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

The carrying amounts of our cash equivalents, restricted cash, accounts receivable, costs in excess of billings and estimated profit, other current assets, trade accounts payable, billings in excess of costs and estimated profit and accrued expenses at December 31, 2017 and 2016 approximate fair value due to the short-term maturities of these instruments.

Derivative Instruments: The Company uses derivative financial instruments (exchange-traded futures contracts, put options and call options) to manage a portion of the risk associated with changes in commodity prices specifically related to lumber. The Company monitors and manages this exposure as part of its overall risk management policy. As such, the Company seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results by taking hedging positions in these commodities. While the Company attempts to link its hedging activities to purchase and sale activities, there are situations in which these hedging activities can themselves result in losses. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting requirements requiring every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Derivative instruments with settlement dates within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting. See Note 9 for additional information regarding derivatives.
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

Recently Adopted

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has complied with this standard as of January 1, 2016.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit to the Company’s income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by the Company when directly withholding shares for tax withholding purposes will be classified as financing activities. The Company has elected to account for forfeitures when they occur. This guidance was adopted on January 1, 2017, with no material impact to the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the LIFO or the retail inventory method, which will be measured under existing accounting standards.  The new guidance must be applied on a prospective basis and was adopted on January 1, 2017 with no material impact on our consolidated financial statements.

Recently Issued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in its balance sheet a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term. The new standard is effective for the company on January 1, 2019. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt the standard effective January 1, 2019 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The Company expects that adoption of this standard will add an additional right to use asset of $1.0 million and an additional lease liability of $1.0 million The Company does not expect a material impact to the consolidated statement of operations or cash flows. Subsequent to the issuance of ASU 2016-02, the FASB issued ASUs 2018-01, Land Easement Practical Expedient for Transition to Topic 842. This ASU does not change the core principle of the guidance in ASU 2016-02, instead this amendment is intended to clarify and improve operability of certain topics included within the credit losses standard. This ASU will have the same effective date and transition requirements as ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard will supersede the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The standard requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive in exchange for goods or services. In addition, during 2016, the FASB has issued ASU No. 2016-08, Principal versus Agent Considerations,” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue

from Contracts with Customers,” all of which clarify certain implementation guidance in ASU No. 2014-09. This standard along with the subsequent clarifications issued are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, making it effective for our fiscal year beginning January 1, 2018. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016. The Company has determined there will be no material changes to the consolidated financial statements with the exception of expanded disclosures on revenue to comply with the new ASU. The Company plans to use the modified retrospective method of adoption.

5.    RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$48	$1,247
Restricted cash	482	150
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$530	$1,397
Amounts included in restricted cash represent $0.43 million on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS loan agreement and an additional $50.0 thousand on deposit with INTL FC Stone related to our lumber commodity hedging program.

NOTE 6: BUSINESS COMBINATION

On October 4, 2016, the Company acquired certain assets of EdgeBuilder Wall Panels, Inc. and Glenbrook Lumber & Supply, Inc. (collectively, the “ EBGL Sellers”) through the Company’s wholly-owned subsidiaries EdgeBuilder and Glenbrook, respectively, pursuant to the terms of an Asset Purchase Agreement, dated as of the same date (the “Purchase Agreement”), by and among the Company, EdgeBuilder, Glenbrook, the EBGL Sellers and the individual owners of the EBGL Sellers (the “EBGL Acquisition”). The Company operates the businesses of EdgeBuilder and Glenbrook on a combined basis, and such businesses are referred to on a combined basis as EBGL. EBGL’s business activities include selling lumber and building supplies and manufacturing and selling prefabricated wall panels for commercial and residential construction applications and permanent wood foundation systems for residential buildings. We acquired EBGL because we believe that there is significant growth opportunity in the structural wall panel, permanent wood foundation systems and local building supply businesses. We believe that the acquisition of EBGL, along with the acquisition of KBS in 2014, provide ATRM with the potential to return to profitability.

Consideration for the EBGL Acquisition totaled approximately $5.2 million and included (i) $3.0 million in cash paid at closing and $1.0 million of deferred payments payable to the EBGL Sellers in four equal installments on the first day of each of the next four fiscal quarters beginning January 1, 2017, (ii) 100,000 shares of the Company’s common stock, (iii) a potential earn-out payment of up to $1.0 million based upon the amount by which EBGL’s gross profit over the 12 months commencing October 1, 2016 exceeds a specified target and (iv) the assumption of certain liabilities of the EBGL Sellers related to the purchased assets. The cash portion of the purchase price was subject to a post-closing adjustment based on the amount of inventory and pre-paid expenses included in the purchased assets. Such price adjustment resulted in a $0.2 million increase in the purchase price, which amount was paid by the Company to the EBGL Sellers in January 2017. The shares issued as part of the purchase price are subject to transfer restrictions for 12 months following the closing. The Purchase Agreement provided that the potential earn-out payment tied to EBGL’s future gross profit would be calculated based on the EBGL Sellers’ historical accounting practices. The EBGL Sellers’ historical accounting practices were not fully compliant with GAAP including not following contract accounting rules for their large long-term wall panel contracts, differences in classification of certain costs which under GAAP would be considered costs-of-goods-sold (which were included below gross profit) and certain costs which were accounted for on a cash versus accrual basis of accounting.

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

On June 30, 2017, as described in Note 17, we entered into an agreement to amend the Purchase Agreement in which the parties agreed to replace the three remaining installments of the deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment ($0.9 million) with set monthly payments totaling $1.8 million, payable in an initial $0.2 million payment made on or about July 3, 2017 and 16 monthly installments beginning August 1, 2017 and ending on November 1, 2018.

EBGL’s results are included in our consolidated statement of operations since October 4, 2016, the date of the EBGL Acquisition. The following unaudited pro forma financial information presents the combined results of ATRM and EBGL for the year ended December 31, 2016 as if the EBGL Acquisition had occurred on January 1, 2016 (in thousands):

2016
Pro forma net sales	$40,589
Pro forma net loss	(5,880)
Pro forma loss per share – basic and diluted	(2.51)

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

NOTE 7: CONTINGENT EARN-OUT RECEIVABLE

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

The BSA Agreement provides that BSA will pay to ATRM a royalty on all revenue related to the test handler product line through December 31, 2018. Royalties earned are subject to certain qualifications and adjustments. The royalty percentage was 12% as of the quarter ended December 31, 2015 and decreases 0.75% each quarter thereafter. Royalty payments are due 60 days after the end of each calendar quarter. We received payments totaling approximately $0.5 million and $0.3 million at December 31, 2017 and 2016, respectively. The contingent earn-out receivable totaled approximately $0.4 million and $0.6 million at December 31, 2017 and 2016, respectively.

NOTE 8: FAIR VALUE MEASUREMENTS

Financial assets and liabilities reported at fair value on a recurring basis include the following (in thousands):

December 31,	2017	2016
Lumber derivative contracts (Level 1)	$9	$—

Contingent earn-out receivable (based on Level 3 inputs):
Current portion	$373	$359
Noncurrent portion	61	202
Total	$434	$561
Contingent earn-out payable (based on Level 3 inputs):	$—	$(967)

Our Level 1 assets (lumber derivative contracts) fair value is based upon quoted market prices.

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (in thousands):

	Earn-Out Receivable (1)	Earn-Out Payable (2)
Balance at December 31, 2015	$877	$—
Add – fair value of earn-out liability at closing of EBGL Acquisition	—	(943)
Subtract – net decrease based on re-assessments (included in earnings)	(4)	—
Add – net increase based on re-assessments (included in earnings)	—	(24)
Settlements	(312)	—
Balance at December 31, 2016	561	(967)
Add – adjustment based on re-assessments	361	—
Add – net decrease based on re-assessments	—	76
Subtract - settlements	(488)	—
Subtract - amendment (see Note 17)	—	891
Balance at December 31, 2017	$434	$—

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014 (see Note 7).

(2)	Earn-out payable related to the EBGL Acquisition in 2016 (see Note 6).

Quantitative information about Level 3 fair value assets and liabilities measured on a recurring basis at December 31, 2017 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total actual revenue for the remaining royalty period Performance weighted average Discount rate	$6.9 million 100% 2.41% to 2.64%

Quantitative information about Level 3 fair value assets measured on a recurring basis at December 31, 2016 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Estimated revenue for remaining royalty period Performance weighted average Discount rate	$11 million 60% to 125% 10%

Contingent earn-out payable related to purchase of EBGL	Discounted cash flow	Estimated gross profit for earn-out period Discount rate	$3.4 million 10%

Quantitative information about Level 3 fair value assets and liabilities measured on a nonrecurring basis at December 31, 2017 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Projected annual revenue Annual revenue growth rate Discount rate	$17.5 million 3.0% to 7.1% 13.6%

Quantitative information about Level 3 fair value assets and liabilities measured on a nonrecurring basis at December 31, 2016 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Amount
Goodwill	Discounted cash flow	Projected annual revenue Annual revenue growth rate Discount rate	$32 million 0.0% 13.6%

Financial assets reported at fair value on a nonrecurring basis include the following (in thousands):

Years ended December 31,	2017		2016
	Fair Value (Level 3)	Total Gains and (Losses)(1)	Fair Value (Level 3)	Total Gains and (Losses)(2)
Goodwill	$—	$(3,020)	$—	$(1,733)

(1)    We recorded a goodwill impairment charge of approximately $3.0 million in year 2017 in connection with the write-off of EBGL goodwill to it's fair value of $0 (see Note 12).

(2)    We recorded a goodwill impairment charge of approximately $1.7 million in year 2016 in connection with the write-off of the remaining goodwill related to the KBS acquisition to it's fair value of $0 (see Note 12).

The following table summarizes the activity for our Level 3 assets measured on a nonrecurring basis (in thousands):

Goodwill (1)
Balance at December 31, 2015	$1,733
Subtract – KBS goodwill impairment recorded at June 30, 2016 (included in earnings)	(1,733)
Add - acquisition of EBGL	3,020
Balance at December 31, 2016	3,020
Subtract - EBGL goodwill impairment recorded at June 30, 2017 (included in earnings)	(3,020)
Balance at December 31, 2017	$—

(1)	For more information regarding Goodwill, see Note 12.

NOTE 9: DERIVATIVES

The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At December 31, 2017, the Company had a net long (buying) position of 330,000 board feet under three lumber derivatives contracts with a fair value of $5.2 thousand which is included in other current assets. In addition, at December 31, 2017, the Company has a long position of 1,100,000 board feet under ten different lumber derivative call contracts and has a short position of 1,100,000 board feet under ten different lumber derivative put contracts, with a net fair value of $3.9 thousand which is also included in other current assets. At December 31, 2016, the Company had no lumber derivative contracts outstanding. The Company had restricted cash on deposit with the broker totaling $52.3 thousand at December 31, 2017.
Gains (losses) from derivative instruments, none of which are designated as hedging instruments, are recorded in cost of goods sold in the Company’s statements of operations and included the following (in thousands):

December 31, 2017
Realized gains, net	$37
Unrealized gains, net	6
Total	$43

NOTE 10: ACCOUNTS RECEIVABLE, NET

Accounts receivable are comprised of the following (in thousands):

December 31,	2017	2016
Contract billings	$3,751	$2,330
Retainage	274	370
Subtotal	4,025	2,700
Less - allowance for doubtful accounts	(185)	(96)
Accounts receivable, net	$3,840	$2,604

Retainage balances are expected to be collected within the next twelve months.

NOTE 11: INVENTORIES

 At December 31, 2017 and 2016, inventories totaled approximately $1.3 million and $1.4 million, respectively, and consisted of raw materials inventory. There are no finished goods or work-in-process inventory included in the inventory balances as of December 31, 2017 or 2016.

NOTE 12: GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Goodwill	$—	$—	$—	$3,020	$—	$3,020
Trademarks	394	—	394	394	—	394
Total	394	—	394	3,414	—	3,414
Finite-lived intangible assets:
Customer relationships	2,097	$(902)	1,195	2,097	$(586)	1,511
Purchased backlog	1,290	(1,290)	—	1,290	(1,078)	212
Total	3,387	(2,192)	1,195	3,387	(1,664)	1,723
Total intangible assets	$3,781	$(2,192)	$1,589	$6,801	$(1,664)	$5,137

The following table summarizes the activity for Goodwill (in thousands):

Goodwill
Balance at December 31, 2015	$1,733
Subtract – KBS goodwill impairment recorded at June 30, 2016 (included in earnings)	(1,733)
Add - acquisition of EBGL	3,020
Balance at December 31, 2016	3,020
Subtract - EBGL goodwill impairment recorded at June 30, 2017 (included in earnings)	(3,020)
Balance at December 31, 2017	$—

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

Amortization expense amounted to approximately $0.5 million and $0.3 million in 2017 and 2016, respectively. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2018	$316
2019	315
2020	315
2021	164
2022	85
Thereafter	—
Total	$1,195

NOTE 13: UNCOMPLETED CONSTRUCTION CONTRACTS

The status of uncompleted construction contracts is summarized below (in thousands):

December 31,	2017	2016
Costs incurred on uncompleted contracts	$5,528	$6,575
Inventory purchased for specific contracts	403	837
Estimated profit	612	1,150
Subtotal	6,543	8,562
Less billings to date	(6,961)	(8,169)
Total	$(418)	$393
Included in the following balance sheet captions:
Costs and estimated profit in excess of billings	$565	$1,045
Billings in excess of costs and estimated profit	(983)	(652)
Total	$(418)	$393

The Company has approximately $8.2 million of work under contract remaining to be recognized at December 31, 2017.

NOTE 14: ACCOUNTS PAYABLE RETAINAGE

Accounts payable of approximately $4.9 million at December 31, 2017 included retainage amounts due to subcontractors totaling approximately $0.1 million. Accounts payable of approximately $3.8 million at December 31, 2016 included retainage amounts due to subcontractors totaling approximately $0.4 million. Retainage balances at December 31, 2017 are expected to be settled within the next twelve months.

NOTE 15: OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2017	2016
Accrued taxes	$1,562	$739
Accrued sales rebates	420	327
Accrued health insurance costs	285	96
Accrued warranty	50	49
Other	33	416
Accrued interest expense	20	637
Total other accrued liabilities	$2,370	$2,264

The following table summarizes product warranty expense accruals and settlements for the two years ended December 31, 2017 (in thousands):

	Accrual balance at beginning of year	Accruals for warranties	Settlements made	Accrual balance at end of year
2017	$49	$91	$(90)	$50
2016	39	116	(106)	49

NOTE 16: NOTES PAYABLE

As of December 31, 2017, we had outstanding revolving lines of credit of approximately $6.0 million. Our notes payable primarily included (i) $3.8 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.

KBS Loan Agreement

The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At December 31, 2017, approximately $3.8 million was outstanding under the KBS Loan Agreement, which after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $3.8 million on the Consolidated Balance Sheet.

 On June 30, 2017, the parties to the Acquisition Loan Agreement entered into a Second Agreement of Amendment to Loan and Security Agreement to amend the Acquisition Loan Agreement to waive certain covenants and to make certain amendments in connection with the termination of the EBGL Loan Agreement and refinancing under the Premier Loan Agreement.

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

On September 29, 2017, the parties to the KBS Loan Agreement entered into a Fifth Agreement of Amendment to Loan and Security Agreement and the parties to the Acquisition Loan Agreement entered into a Third Agreement of Amendment to Loan and Security Agreement in conjunction with the Exchange with Lone Star Value Investors, LP ("LSVI") and LSV Co-Invest (see discussion below).

On December 22, 2017, the parties to the KBS Loan Agreement entered into a Sixth Agreement of Amendment to Loan and Security Agreement providing for increased availability under the KBS Loan Agreement to KBS under certain circumstances, and certain other changes. In connection with this amendment to the KBS Loan Agreement, Jeffrey E. Eberwein, Chairman of the Company's Board of Directors (the "Board"), executed a guaranty dated November 20, 2017 in favor of Gerber Finance unconditionally guaranteeing up to $0.5 million of KBS’s obligations under the KBS Loan Agreement arising from certain permitted overadvances. On December 22, 2017, the Company also entered into a Fourth Agreement of Amendment to Loan and Security Agreement to amend the terms of the Acquisition Loan Agreement to reflect certain changes made to the KBS Loan Agreement.

As of December 31, 2017 and 2018, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. In addition obtaining a waiver for these covenants, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018 (see further discussion in Note 27). The Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS. If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
EBGL Line of Credit

On October 4, 2016, concurrently with the EBGL Acquisition, the Company entered the EBGL Loan Agreement with Gerber Finance providing EBGL with a revolving working capital line of credit of up to $3.0 million. Availability under the EBGL Loan Agreement was based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment. The initial term of the EBGL Loan Agreement was set to expire on October 3, 2018, but extended automatically for additional one-year periods unless a party provided prior written notice of termination. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance was payable upon the expiration of the term of the EBGL Loan Agreement. Initially, availability under the EBGL Loan Agreement was limited to $1.0 million, which amount could be increased to up to $3.0 million in increments of $0.5 million upon the request of the borrowers and in the discretion of Gerber Finance. Obligations under the EBGL Loan Agreement were secured by all of the borrowers’ assets and were guaranteed by the Company and its other subsidiaries. The EBGL Loan Agreement contained representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants required that EBGL maintained a minimum tangible net worth and a minimum debt service coverage ratio. The Company refinanced the EBGL Loan Agreement through a new $3.0 million revolving working capital line of credit with Premier Bank on June 30, 2017.

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

As of December 31, 2017, and 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Premier Bank for these events through August 1, 2019 (the current maturity date of the Premier Loan Agreement).

If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance or Premier Bank going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

The Premier Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the Premier Loan Agreement may result in the obligations of EBGL becoming immediately due and payable.

As a condition to closing the Premier Loan Agreement, each of the Company and Jeffrey E. Eberwein, Chairman of the Company's Board, executed a guaranty, dated as of the same date, in favor of Premier, absolutely and unconditionally guaranteeing all of EBGL’s obligations under the Premier Loan Agreement.

In connection with EBGL’s entry into the Premier Loan Agreement, and on the same date, EBGL repaid in full all of their obligations under and terminated the EBGL Loan Agreement. Pursuant to the termination of the EBGL Loan Agreement, all obligations of the Company in favor of Gerber Finance in connection with the EBGL Loan Agreement were extinguished.

NOTE 17: LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

December 31,	2017	2016
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate), supported by pledge agreement between LSVI and Gerber Finance of up to $3 million plus additional fees	$3,000	$3,000
Amended deferred payments to EBGL Sellers, inclusive of interest (imputed at 15.14%), monthly payments of $100,000 beginning on August 1, 2017 through November 1, 2018; amount paid in full in November 2018	1,034	—
EBGL computer equipment and software financing, secured by underlying assets, interest at 9.0% per annum, payable in monthly installments of $1,105 per month, through May 2022	48	—
KBS software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	35	46
Revolving equipment credit line, unsecured	12	—
Promissory notes payable to LSV Co-Invest I, a related party, unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (these notes, plus accrued interest, were exchanged for Series B Stock, as defined below, on September 29, 2017)	—	6,773
Promissory note payable to LSVI, a related party, unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on April 1, 2019 (these notes, plus accrued interest, were exchanged for Series B Stock, as defined below, on September 29, 2017)	—	4,261
Promissory note payable to KBS sellers, unsecured, interest imputed at 9.5%; payable in monthly installments of $100,000 (principal and interest) through July 2017; paid in full on July 6, 2017	—	678
Notes payable, secured by equipment, interest rate at 5.0% per annum, payable in monthly installments of $2,253 through October 2017; paid in full in October 2017	—	22
Deferred payments to EBGL Sellers, secured, interest imputed at 10.0%, quarterly payments of principal and interest of $250,000 beginning April 1, 2017 through October 1, 2017; the Company amended the terms of the deferred payments to EBGL Sellers on June 30, 2017	—	964
Total long-term debt	4,129	15,744
Current portion	(1,068)	(1,675)
Noncurrent portion	$3,061	$14,069

Under the terms of the amended LSVI and LSV Co-Invest I promissory notes, the Company, at its sole option, may to elect to make any interest payment in PIK Interest at an effective rate of 12% per annum (versus the 10% interest rate applied to cash payments) for that period. The Company elected to make the PIK Interest option for its interest payments in 2016 and recorded approximately $1.1 million of PIK Interest as part of the principal balance of the LSVI and LSV Co-Invest I promissory notes at December 31, 2016. An additional $0.6 million of PIK Interest was added to the principal balance of the LSVI and LSV Co-Invest I promissory notes as of June 30, 2017.

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

Preferred Stock Exchange

On September 29, 2017, the Company, LSVI, and LSV Co-Invest I entered into an exchange agreement dated as of the same date (the "Exchange Agreement"), pursuant to which the Company issued to LSVI and LSV Co-Invest I, a total of 132,548 shares of a new class of 10.0% Series B Cumulative Preferred Stock ("Series B Stock"), par value $0.001 per share, of the Company in exchange for the return and cancellation of all of the unsecured promissory notes of the Company (the "Notes") held by LSVI and LSV Co-Invest I, along with accrued interest (the "Exchange"). The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation (see Note 20 for additional information).
On September 29, 2017, in connection with the Exchange, the Company entered into a Registration Rights Agreement dated as of the same date (the "Registration Rights Agreement"), with LSVI and LSV Co-Invest. The Registration Rights Agreement provides that at any time after October 15, 2018, upon the written request of the holders of at least 66 2/3% of the shares of Series B Stock issued in the Exchange that qualify as registrable securities as defined therein, the Company will prepare and file with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of those shares by their holders. No request has been made to date.
At the time of the Exchange, LSVI also owned 1,067,855 shares of the Company's common stock, or approximately 45% of the shares outstanding. Additionally, 10,000 shares of the Company's common stock were held in an account managed by LSVM, an affiliate of LSVI and LSV Co-Invest I. Jeffrey E. Eberwein, Chairman of the Company's Board, is manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI and therefore, may be deemed to beneficially own the securities owned by LSVI and the securities held in the account managed by LSVI. The terms of the Exchange and the Series B Stock were negotiated and approved by a Special Committee of the Board consisting solely of disinterested and independent directors.
On September 29, 2017, in connection with the Exchange, the Company entered into amendments to its two Loan and Security Agreements (as amended, the "Loan Agreements") with Gerber Finance to permit the Exchange and the Company's payment of in-kind dividends on the Series B Stock, by the issuance of additional shares of Series B Stock, in accordance with the terms of the Series B Stock (as described above). Under the Loan Agreements, the Company is not permitted to pay cash dividends on the Series B Stock without the consent of Gerber Finance. Additionally, in connection with the Exchange, the subordination agreements by and among the Company, LSVI, LSV Co-Invest I and Gerber Finance, providing for the subordination of the Company's obligations under the Notes to its obligations to Gerber Finance, were terminated.
Subsequently, in 2018, the Company issued new promissory notes to LSV Co-Invest I in the total principal amount of $1.4 million. See further discussion in Note 27.
The Company is party to a registration rights agreement with LSVI, providing LSVI with certain demand and piggyback registration rights, effective at any time after July 30, 2014, with respect to the 107,297 shares of our common stock issued upon the conversion of a convertible promissory note held by LSVI in 2014.

Future maturities of long-term debt are summarized below:

2018	$1,068
2019	3,023
2020	21
2021	12
2022	5
Total long-term debt	$4,129

NOTE 18: LEGAL PROCEEDINGS

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

Modular units for Nelton Court were supplied by KBS Building Systems, Inc. (“KBS-BSI”) pursuant to a contract with KBE Building Corporation (“KBE”). KBE has asserted claims against KBS-BSI, KBS and ATRM arising out of alleged delays, and for the repair of certain alleged defects in the modular units supplied to the project. KBE’s claim seeks an unspecified amount of damages. The action has been transferred to the complex litigation docket of the Hartford Superior Court. On December 18, 2017, KBS was notified that a global settlement had been reached between all defendants and the plaintiff. Under the settlement, the Company’s insurance carriers have agreed to pay $0.3 million to the plaintiff in full settlement on KBS’s behalf. KBS paid a $10.0 thousand deductible to its insurance carriers for this claim. The Settlement became effective on January 5, 2018.
From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s consolidated financial statements.
NOTE 19: LEASES AND RENT EXPENSE

EBGL leases its facilities in Oakdale, Minnesota and Prescott, Wisconsin. These facilities are being leased from limited liability companies controlled by two owners of the EBGL Sellers who are shareholders of ATRM. Neither shareholder is a director nor an officer of ATRM, and, to our knowledge, does not own more than 5% of our common stock. These lease agreements provide for monthly base rents totaling $22,135 as of December 31, 2017 and expire on September 30, 2021, with an option to renew for an additional five-year period. As of December 31, 2017, future minimum lease payments under operating leases were as follows (in thousands):

2018	$266
2019	267
2020	272
2021	207
2022	—
Total minimum lease payments	$1,012

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Years ended December 31,	2017	2016
Paid to companies controlled by shareholder	$278	$85
Paid to others	53	15
Total rent expense	$331	$100

NOTE 20: EQUITY

Preferred Stock

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

Upon the occurrence of four accumulated, accrued and unpaid defaults by the Company of its obligation to pay dividends (either in cash or in-kind) on the Series B Stock in full for each quarterly dividend period, whether consecutive or non-consecutive, until the Company has paid all accumulated accrued and unpaid dividends in full and has paid accrued dividends for the two most recently completed quarterly dividend periods in full in a timely manner, (i) the dividend rate will increase to 12.0% per annum and (ii) the size of the Board will be increased by two directors and the holders of Series B Stock (together with the holders of any class of shares with similar rights) will have the right to elect two directors to the Board. The terms of such directors will terminate, and the size of the Board will decrease accordingly, once the voting rights terminate.

Additionally, the Company is not permitted to take certain corporate actions without the approval of holders of at least 2/3 of the shares of Series B Stock (together with the holders of any class of shares with similar rights), including: (i) any amendment, alteration or repeal of any of the provisions of the Company’s Articles of Incorporation or the Statement of Designation that materially and adversely affects the rights, preferences or voting power of the Series B Stock; (ii) a statutory share exchange that affects the Series B Stock, or a merger or consolidation, unless each share of Series B Stock remains outstanding without material and adverse change to its terms, voting powers, preferences and rights, or is converted or exchanged into preferred shares with identical rights; (iii) authorize, reclassify, or create, or increase the authorized amount of, any shares senior to or on a parity with the Series B Stock, or any security convertible into or exchangeable for shares senior to or on a parity with the Series B Stock; and (iv) an increase to the size of the Board above five directors other than under the terms of the Statement of Designation. The Series B Stock does not vote together with the Company’s common stock or have any other voting rights except as set forth in the Statement of Designation.

On December 4, 2017, the board of directors of the Company declared a 4-for-1 stock split (“Stock Split”) of the Company’s Series B Stock. Unless otherwise noted, all share and per-share data included in these consolidated financial statements with respect to the Series B Stock have been adjusted to give effect to the Stock Split. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Stock Split.

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

As of December 31, 2017, there were approximately 7,500,000 authorized and 2,396,219 shares of common stock issued and outstanding, respectively, and 2,000,000 authorized and 546,466 shares of Series B Stock issued and outstanding, respectively.

NOTE 21: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

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

2014 Incentive Plan

The Company has a stock incentive plan that was approved by the Board and became effective on December 4, 2014 (the “2014 Plan”), upon approval by shareholders. The 2014 Plan is administered by the Compensation Committee of the Board. The purpose of the 2014 Plan is to provide employees, consultants and Board members the opportunity to acquire an equity interest in the Company through the issuance of various stock-based awards such as stock options and restricted stock.

Under the 2014 Plan, prior to January 1, 2016, 60,000 restricted shares of the Company’s common stock were granted to its directors and its then Chief Financial Officer. The shares vested one year after the grant date and the fair value of the awards was determined to be $4.48 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $115.0 thousand for the twelve months ended December 31, 2016 and is included in the caption “Selling, general and administrative expenses” in our Consolidated Statement of Operations.
On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $13.7 thousand and $53.8 thousand for the twelve months ended December 31, 2016 and 2017, respectively, and is included in the caption “Selling, general and administrative expenses” in our Consolidated Statement of Operations.
On December 18, 2017, ATRM granted 70,000 shares of the Company's common stock to its directors and its Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $1.18 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $3.1 thousand for the twelve months ended December 31, 2017, and is included in the caption "Selling, general and administrative expenses" in our Consolidated Statement of Operations. The remaining compensation expense of approximately $79.4 thousand will be recognized on a straight-line basis through December 18, 2018, subject to forfeitures.
2003 Stock Incentive Plan
A stock incentive plan approved by our shareholders and adopted in May 2003 (the “2003 Plan”) terminated in February 2013. Stock options granted under the 2003 Plan continue to be exercisable according to their individual terms. The following table summarizes stock option activity under the 2003 Plan for the twelve months ended December 31, 2017:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Outstanding January 1, 2017	27,500	$6.88
Expired	(27,500)	$6.88
Outstanding December 31, 2017	—	$—		$—
Exercisable December 31, 2017	—	$—		$—

All stock options outstanding as of January 1, 2017 had expired unexercised as of December 31, 2017. The aggregate intrinsic values in the table above are zero because the option exercise prices for all outstanding options exceeded ATRM’s closing stock price on December 31, 2017.

NOTE 22: TAX BENEFIT PRESERVATION PLAN / PREFERRED STOCK RIGHTS

As of December 31, 2017, ATRM had federal net operating loss carryforwards (“NOLs”) of approximately $103.0 million and state NOLs of approximately $26.0 million. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

On February 13, 2014, to protect the tax benefits of ATRM’s NOLs, the Board adopted a Tax Benefit Preservation Plan (the “Rights Plan”) that generally was designed to deter any person from acquiring shares of ATRM’s common stock if the acquisition would result in such person beneficially owning 4.99% or more of the common stock without the approval of the Board.

In connection with the adoption of the Rights Plan, on February 13, 2014, the Board authorized and declared a dividend distribution of one right for each outstanding share of ATRM’s common stock to stockholders of record as of the close of business on February 24, 2014. Each right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series B Stock, par value $0.001 per share, of the Company at an exercise price of $30.00 per one one-thousandth of a Preferred Share, subject to adjustment.

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

The adoption of the Rights Plan had no impact on the Company’s consolidated financial statements for fiscal years 2017 or 2016. No rights were exercisable at December 31, 2017. The Rights Plan expired on February 13, 2017.

NOTE 23: EMPLOYEE SAVINGS 401(k) PLAN

ATRM has a 401(k) employee savings plan, which covers full-time ATRM employees who are at least 21 years of age. Contributions to the savings plan are at the discretion of management. No contributions were made to the plan in fiscal years 2017 or 2016.

NOTE 24: INCOME TAXES

A reconciliation of income tax expense (benefit) computed using the federal statutory rate to the income tax expense (benefit) in our consolidated statements of operations is as follows (in thousands):

Years ended December 31,	2017	2016
Tax benefit computed at federal statutory rate	$(3,084)	$(2,216)
State taxes, net of federal benefit	557	(156)
(Decrease) increase in valuation allowance	(10,645)	2,048
State NOL expiration/write-off	—	321
Adjustment to income tax accruals	(870)	5
State research credit expiration	—	3
Non-deductible expenses	317	3
Impact of Tax Reform	13,736	—
Total income tax expense	$11	$8

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2017	2016
Accounts receivable	$48	$36
Employee compensation and benefits	61	100
Contingent consideration	(106)	(169)
Amortization	1,445	1,305
Deferred acquisition costs	212	245
NOL and tax credit carryforwards	24,064	34,807
Warranty accrual	—	18
Other, net	27	60
Deferred tax assets (liabilities), net	$25,751	$36,402
Less valuation allowance	(25,779)	(36,421)
Net deferred tax assets (liabilities)	$(28)	$(19)

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
ATRM has federal NOLs of approximately $103.0 million that will begin to expire in 2020 if not utilized. We also have state NOLs of approximately $26.0 million that will expire at various times, beginning in 2017, if not utilized. We also have federal and state research tax credit carryforwards of approximately $9.0 million that will expire at various times, beginning in 2017, if not utilized. The utilization of NOLs and research tax credit carryforwards may be subject to changes in tax regulations and/or to annual limitations as a result of changes in ownership that may already have occurred or future changes in ownership pursuant to the requirements of Section 382 of the Code. Such limitations could result in the expiration of NOL and tax credit carryforwards before utilization.

We assessed our income tax positions at December 31, 2017 and 2016 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

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

2017 U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal tax rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction in the gross amount of the Company’s deferred tax assets recorded as of December 31, 2017 and a corresponding reduction in the Company’s valuation allowance. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company is still in the process of analyzing the impact to the Company of the TCJA and its analysis is not yet complete. Where the Company has been able to make reasonable estimates of the effects related to the TCJA, the Company has recorded provisional amounts.

In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of the Company’s deferred tax assets was offset by a change in the valuation allowance. All of the Company's recorded income tax benefits and provisions related to the TCJA are provisional. The provisional amounts recorded by the Company are based on guidance, interpretations and other information available as of December 31, 2017. The impact of the changes in U.S. tax law may be refined as further guidance, interpretations or information becomes available or upon completion by the Company of its evaluation of the impact of the changes in U.S. tax law. The ultimate impact to the Company’s financial statements of the TCJA may differ from the provisional amounts.

NOTE 25: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total net sales:

Years ended December 31,	2017	2016
Residential homes	68%	79%
Commercial structures	32%	21%
Total	100%	100%

All of our long-lived assets are located in the United States. All of our sales based on product shipment destination were within the United States.

Sales to customers comprising more than 10% of our total net sales and corresponding accounts receivable concentration information for such customers is summarized below:

	Percent of total sales for years ended December 31,		Percent of total accounts receivable as of December 31,
	2017	2016	2017	2016
Residential Customers
Customer A	*	10.7%	14.1%	*
Customer B	*	*	*	11.8%

Commercial Customers
Customer C	*	*	16.8%	*
Customer D	*	*	15.7%	*
Customer E	*	*	*	27.0%
* Percent was less than 10% of the total.

NOTE 26: OPERATING SEGMENTS

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

The following table presents certain financial information regarding each reportable segment (in thousands):

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
December 31,	2017	2016	2017	2016	2017	2016
Segment net sales	$24,229	$24,654	$16,324	$3,502	$40,553	$28,156
Depreciation and amortization expense	504	502	399	131	903	633
Segment goodwill impairment expense	—	1,733	3,020	—	3,020	1,733
Interest expense, net	378	409	792	120	1,170	529
Segment net loss	(1,948)	(3,503)	(4,166)	(155)	(6,114)	(3,658)
Total segment assets	7,468	8,007	4,541	7,126	12,009	15,133
Expenditures for segment assets	405	51	38	22	443	73

Reconciliation of Segment Information

The following table presents the reconciliation of revenues (in thousands):

December 31,	2017	2016
Total net sales for reportable segments	$40,553	$28,156
Consolidated net sales	$40,553	$28,156

The following table presents the reconciliation of net loss (in thousands):

December 31,	2017	2016
Total net loss for reportable segments	$(6,114)	$(3,658)
Unallocated amounts:
Other corporate expenses	(1,805)	(1,708)
Interest expense	(1,108)	(1,147)
Change in fair value of contingent earn-out	361	(3)
Provision for income taxes	(11)	(8)
Consolidated net loss	$(8,677)	$(6,524)

The following table presents the reconciliation of assets (in thousands):

December 31,	2017	2016
Total assets for reportable segments	$12,009	$15,133
Other assets	906	1,645
Consolidated assets	$12,915	$16,778

The following table presents the reconciliation other significant adjustments (in thousands):

	Segment Totals		Adjustments		Consolidated Totals
December 31,	2017	2016	2017	2016	2017	2016
Depreciation and amortization expense	$903	$633	$—	$—	$903	$633
Segment goodwill impairment expense	3,020	1,733	—	—	3,020	1,733
Interest expense	1,170	529	1,108	1,147	2,278	1,676

The adjustment to interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The other adjustments reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

NOTE 27: SUBSEQUENT EVENTS

Amendments to Gerber Finance Loan Agreements

Through a series of correspondence between KBS and Gerber Finance, on or about January 15, 2018, which the parties to the KBS Loan Agreement deemed to be the Seventh Agreement of Amendment to the Loan and Security Agreement, the parties clarified certain definitions in the KBS Loan Agreement.

On October 1, 2018, the parties to the KBS Loan Agreement entered into an Eighth Agreement of Amendment to the Loan and Security Agreement to extend the availability of up to $0.6 million of overadvances to KBS above the borrowing base in order to provide KBS with additional working capital. The overadvance was scheduled to be paid down by $75.0 thousand per week beginning January 4, 2019 in order to be fully repaid on or before February 23, 2019 to coincide with the expiration date of the line of credit. As the line was automatically renewed through February 23, 2020, Gerber Finance has subsequently agreed to begin the scheduled pay down of $75.0 thousand per week to begin on February 15, 2019 for eight weeks with final repayment scheduled for April 8, 2019. The $0.6 million overadvance was paid in full on April 3, 2019.

On February 22, 2019, the Company entered into a Ninth Agreement of Amendment to Loan and Security Agreement (the “Ninth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement to extend the availability of up to $0.6 million of overadvances through no later than February 23, 2020 in order to provide KBS with additional working capital. The overadvance was paid in full in April 2019.

On April 1, 2019, the Company entered into a Tenth Agreement of Amendment to Loan and Security Agreement (the “Tenth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement, and a Fifth Agreement of Amendment to Loan and Security Agreement (the “Fifth EBGL Loan Amendment”) to amend the terms of the Acquisition Loan Agreement. The Tenth KBS Loan Amendment and the Fifth EBGL Loan Amendment amended the terms of the KBS Loan Agreement and the Acquisition Loan Agreement, respectively, to permit the Company’s acquisition of LSVM and to clarify the parties’ rights and duties in connection therewith, among other things.

In connection with each of the Ninth KBS Loan Amendment and the Tenth KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of guaranty in favor of Gerber Finance relating to his unconditional guaranty of $0.6 million of KBS’s obligations under the KBS Loan Agreement arising from the $0.6 million of overadvances permitted under the Ninth KBS Loan Amendment.

On April 15, 2019, the Company entered into an Eleventh Agreement of Amendment to Loan and Security Agreement (the “Eleventh KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement to (i) provide for increased borrowing capability; (ii) to eliminate the Leverage Ratio financial covenant required by Schedule III (Financial Covenants); and (iii) to amend the Net Loss covenant required by Schedule III (Financial Covenants). In addition, the Eleventh KBS Loan Amendment provided a waiver for certain covenants for the 2017 and 2018 fiscal years. In connection with the Eleventh KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of agreements in favor of Gerber Finance relating to his unconditional guaranty as described above and any other documents related to KBS.

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

As of June 1, 2018, LSV Co-Invest I held 353,060 shares of the Company’s 10.00% Series B Stock and the LSV Co-Invest I January Note in the principal amount of $0.5 million. Also, as of June 1, 2018, LSVI, an affiliate of LSV Co-Invest I, held 209,800 shares of Series B Stock, and LSVGP held 3,005 shares of the Company’s common stock. Additionally, as of June 1, 2018, 415,012 shares of the Company’s common stock, or approximately 17% of its outstanding shares, were owned directly by Jeffrey E. Eberwein, Chairman of the Company’s Board. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC, the investment manager of LSVI. The Company’s sale of the LSV Co-Invest I June Note to LSV Co-Invest I was approved by the independent members of the Company’s Board of Directors.

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
Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors. As of the date of these consolidated financial statements, the initial accounting for the LSVM Acquisition was incomplete, as the Company continues to determine the fair value of the acquired assets and liabilities. As of the date of these consolidated financial statements, the initial accounting for this acquisition was incomplete as the Company is currently working to determine the fair value of the acquired assets and liabilities.
Sale of Maine Facilities
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford”) entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS, pursuant to which 947 Waterford purchased certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS (the “Waterford Transaction”), and acquired the Waterford Facility. The Waterford Purchase Agreement contains representations, warranties and covenants of KBS and 947 Waterford that are customary for a transaction of this nature. The purchase price of the Waterford Facility is $1.0 million, subject to adjustment for taxes and other charges and assessments.
947 Waterford is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Waterford Facility.
On April 3, 2019, 300 Park Street, LLC (“300 Park”) entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park purchased certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS (the “Park Transaction”), and acquired the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility is $2.9 million, subject to adjustment for taxes and other charges and assessments.
On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”) and 300 Park (the “Park Lease”). The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease are estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate.
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

ATRM Holdings, Inc.

Date: April 30, 2019	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Daniel M. Koch	President, Chief Executive Officer and Director	April 30, 2019
Daniel M. Koch	(Principal Executive Officer)

/s/ Stephen A. Clark	Chief Financial Officer	April 30, 2019
Stephen A. Clark	(Principal Financial and Accounting Officer)

/s/ Jeffrey E. Eberwein	Chairman of the Board	April 30, 2019
Jeffrey E. Eberwein

/s/ Mark C. Hood	Director	April 30, 2019
Mark C. Hood

/s/ Rodney E. Schwatken	Director	April 30, 2019
Rodney E. Schwatken

EXHIBIT INDEX

Exhibit No.	Description

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

2.5+
Asset Purchase Agreement, dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., EdgeBuilder Wall Panels, Inc., Glenbrook Lumber & Supply, Inc. and certain individual owners (incorporated by reference to Exhibit 2.5 to our Annual Report on Form 10-K filed with the SEC on September 22, 2017).

2.6
Amendment, dated as of June 30, 2017, to the Asset Purchase Agreement, dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., EdgeBuilder Wall Panels, Inc., Glenbrook Lumber & Supply, Inc. and certain individual owners (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

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

3.3	Bylaws, as amended through October 20, 2009 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2009).

3.4	Bylaw amendments, effective November 20, 2012 (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

3.5	Bylaw amendment, effective January 31, 2013 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K filed with the SEC on March 26, 2013).

3.6
Statement of Designation of 10.00% Series B Cumulative Preferred Stock of ATRM Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2017).

3.7
Articles of Amendment to the Amended and Restated Articles of Incorporation of ATRM Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2017).

4.1	Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on 10-K filed with the SEC on September 22, 2017).

4.2
Tax Benefit Preservation Plan, dated as of February 13, 2014, by and between ATRM Holdings, Inc. (f/k/a Aetrium Incorporated) and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2014).

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

4.7
Amendment No. 1 to Promissory Note, dated April 1, 2014, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Investors, LP, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016).

4.8
Amendment No. 1 to Promissory Notes, dated July 21, 2014 and September 19, 2014, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP, dated August 12, 2016 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2016).

4.9
Promissory Note, dated October 4, 2016, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2016).

4.10
Amended and Restated Promissory Note, dated June 26, 2015, made by KBS Builders, Inc. for the benefit of Modular Fun 1, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015).

4.11
Promissory Note, dated March 31, 2017, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on March 23, 2018).

4.12
Promissory Note, dated January 12, 2018, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 19, 2018).

4.13
Promissory Note, dated June 1, 2018, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2018).

4.14
Promissory Note, dated December 14, 2018, made by ATRM Holdings, Inc. for the benefit of Digirad Corporation (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2018).

4.15
Promissory Note, dated December 17, 2018, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Management, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 18, 2018).

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

10.8
Securities Purchase Agreement, dated as of October 4, 2016, by and between ATRM Holdings, Inc. and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.9
Agreement, dated as of June 26, 2015, by and among ATRM Holdings, Inc., KBS Builders, Inc., Modular Fun I, Inc., Modular Fun III, LLC, Modular Fun II, LLC, All-Set, LLC. Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015).

10.10
Loan and Security Agreement, dated as of February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., Maine Modular Haulers, Inc., and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016).

10.11
Loan and Security Agreement, dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., KBS Builders, Inc., Maine Modular Haulers, Inc. and Gerber Finance Inc. (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on September 22, 2017).

10.12
Loan and Security Agreement, dated as of October 4, 2016, by and among ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., KBS Builders, Inc., Maine Modular Haulers, Inc. and Gerber Finance Inc. (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on September 22, 2017).

10.13
Securities Purchase Agreement, dated as of March 31, 2017, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with SEC on March 23, 2018).

10.14
Second Agreement of Amendment to the Loan and Security Agreement, dated as of June 30, 2017, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply, Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

10.15
Third Agreement of Amendment to the Loan and Security Agreement, dated as of June 30, 2017, by and among Gerber Finance, Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

10.16
Revolving Credit Loan Agreement, dated as of June 30, 2017, by and between Glenbrook Building Supply, Inc., EdgeBuilder, Inc. and Premier Bank (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

10.17
Fourth Agreement of Amendment to Loan and Security Agreement, dated as of July 20, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

10.18
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

10.19
Third Agreement of Amendment to Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

10.20
Registration Rights Agreement, dated as of September 29, 2017, by and between ATRM Holdings, Inc., Lone Star Value Investors, LP and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 4, 2017).

10.21*
Fourth Agreement of Amendment to Loan and Security Agreement, dated as of December 22, 2017, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc.

10.22*	Sixth Agreement of Amendment to Loan and Security Agreement, dated as of December 22, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.

10.23
Securities Purchase Agreement, dated as of January 12, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 19, 2018).

10.24
Securities Purchase Agreement, dated as of June 1, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.25*	Eighth Agreement of Amendment to Loan and Security Agreement, dated as of October 1, 2018, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.

10.26
Joint Venture Agreement, dated as of December 14, 2018, by and between ATRM Holdings Inc. and Digirad Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.27
Securities Purchase Agreement, dated as of December 17, 2018, by and between ATRM Holdings, Inc. and Lone Star Value Management, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2018).

10.28
Services Agreement, dated as of January 2, 2019, by and between KBS Builders, Inc. and Star Procurement, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.29*	Ninth Agreement of Amendment to Loan and Security Agreement, dated as of February 22, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.

10.30*	Tenth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.

10.31*
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc.

10.32
Membership Interest Purchase Agreement, dated as of April 1, 2019, by and among the Company, Lone Star Value Management, LLC and Jeffrey E. Eberwein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.33
Purchase and Sale Agreement, dated as of April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.34
Purchase and Sale Agreement, dated as of April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.35
Lease Agreement, dated as of April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.36
Lease Agreement, dated as of April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.37
Lease Agreement, dated as of April 3, 2019, by and between KBS Builders, Inc. and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.38
First Amendment to the Lease Agreement, dated as of April 18, 2019, by and between KBS Builders, Inc. and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.39*	Eleventh Agreement of Amendment to Loan and Security Agreement, dated as of April 15, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc.

21.1	Subsidiaries of the Company.

23.1*	Consent of Boulay PLLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Offer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*  Filed herewith.
†  Management contract or a compensatory plan or arrangement.
+  Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.