Form 10-Q
period 2018-03-31
ATRM Holdings, Inc.
filed 2019-06-26
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]

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

As of June 14, 2019, 2,576,219 shares of Common Stock of the Registrant were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$46	$48
Restricted cash	597	482
Accounts receivable, net	2,239	3,840
Costs and estimated profit in excess of billings	—	565
Inventories	2,132	1,285
Fair value of contingent earn-out receivable, current	271	373
Other current assets	370	216
Total current assets	5,655	6,809
Property, plant and equipment, net	4,369	4,456
Fair value of contingent earn-out receivable, noncurrent	—	61
Intangible assets, net	1,510	1,589
Total assets	$11,534	$12,915

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$5,175	$5,969
Current portion of long-term debt	800	1,068
Trade accounts payable	5,464	4,856
Customer deposits	1,078	—
Billings in excess of costs and estimated profit	—	983
Accrued compensation	379	416
Other accrued liabilities	1,880	2,370
Total current liabilities	14,776	15,662
Long-term debt	3,555	3,061
Deferred income taxes	28	28
Total long-term liabilities	3,583	3,089
Total liabilities	18,359	18,751

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 562,860 shares issued and outstanding at March 31, 2018 and 546,466 shares issued and outstanding at December 31, 2017	1	—
Common stock, $.001 par value; 7,500,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 2,396,219 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	83,034	83,014
Accumulated deficit	(89,862)	(88,852)
Total shareholders' deficit	(6,825)	(5,836)
Total liabilities and shareholders' deficit	$11,534	$12,915
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$7,684	$9,404
Costs and expenses:
Cost of sales	7,044	8,183
Selling, general, and administrative expenses	1,411	1,703
Total costs and expenses	8,455	9,886
Operating loss	(771)	(482)

Other (expense) income:
Interest expense, net	(237)	(563)
Change in fair value of contingent earn-outs, net	2	188
Loss before income taxes	(1,006)	(857)
Income tax expense	(4)	(4)
Net loss	(1,010)	(861)
Preferred stock dividend	(410)	—
Net loss attributable to common shareholders	$(1,420)	$(861)

Net loss per share, basic and diluted	$(0.59)	$(0.36)
Weighted average common shares outstanding, basic and diluted	2,396	2,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,010)	$(861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	180	280
Amortization expense, deferred financing costs	29	52
Share-based compensation expense	20	17
Gain on sale of equipment	(3)	—
Unrealized gain on lumber derivatives	(62)	—
Deferred income taxes	—	2
Change in fair value of contingent earn-out receivable	(2)	(213)
Change in fair value of contingent earn-out payable	—	24
Accrued interest	—	613
Imputed interest on seller deferred payment obligations	32	18
Changes in operating assets and liabilities:
Accounts receivable	1,601	(1,844)
Costs and estimated profit in excess of billings	565	179
Inventories	(847)	100
Other current assets	(92)	(172)
Trade accounts payable	608	943
Customer deposits	1,078	—
Billings in excess of costs and estimated profit	(983)	161
Accrued compensation	(37)	33
Other accrued liabilities	(490)	(537)
Net cash provided by (used in) operating activities	587	(1,205)
Cash flows from investing activities:
Proceeds from earn-out consideration	166	76
Purchase of property and equipment	(17)	(42)
Proceeds from sale of equipment	5	11
Net cash provided by investing activities	154	45
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	500
Proceeds from revolving line of credit	8,295	9,029
Principal payments on revolving line of credit	(9,117)	(8,386)
Principal payments on long-term debt	(306)	(531)
Net cash (used in) provided by financing activities	(628)	612
Net increase (decrease) in cash, cash equivalents and restricted cash	113	(548)
Cash, cash equivalents and restricted cash at beginning of period	530	1,397
Cash, cash equivalents and restricted cash at end of period	$643	$849
Supplemental cash flow information
Cash paid for interest expense	$206	$213
Supplemental disclosure of non-cash investing and financing activities
PIK payment of preferred stock dividend	$410	$—
Deferred financing costs recorded in accounts payable	$—	$55
The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year or any future period.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
2.     GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability. We have incurred significant operating losses in recent years and, as of March 31, 2018, we had an accumulated deficit of approximately $89.9 million.  At March 31, 2018, we had outstanding debt of approximately $9.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of March 31, 2018, we had outstanding debt totaling approximately $9.5 million. Our debt primarily included (i) $3.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $1.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement (the "Premier Loan Agreement") with Premier Bank ("Premier"), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the "EBGL Loan Agreement"). We also have obligations to make $0.8 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $0.1 million, inclusive of interest, through November 1, 2018, and a $0.5 million unsecured promissory note payable to Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), a related party, with interest payable semi-annually with any unpaid principal and interest due on January 12, 2020.
At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2017, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2017 was $1.9 million; and (iii)

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. In August 2017, Gerber Finance provided us with a waiver for these events. As of December 31, 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2018. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. In addition, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018.
As of December 31, 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Premier for these events through August 1, 2019 (the current maturity date of the Premier Loan Agreement).

If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance or Premier going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

We have implemented several strategic initiatives, effected certain actions and continued to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

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

•	In September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to the Company’s 10.00% Series B Cumulative Preferred Stock ("Series B Stock");

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
As discussed in Notes 13 and 18, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 18); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On September 10, 2018, ATRM entered into a non-binding letter of intent (the “LOI”) relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad Corporation ("Digirad") (NASDAQ: DRAD). Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 18 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.
Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, we may not be able to continue operations. Additionally, a failure to generate additional liquidity could negatively impact our access to materials or services that are important to the operation of our business. In addition, these losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans.
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
Other intangible assets with indefinite lives, such as tradenames, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of trademarks during the second quarter of each fiscal year. As a result of our assessment we concluded that there was no impairment.

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, which eliminates disclosures, modifies existing disclosures and adds new Fair Value disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements", which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately, while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in its balance sheet a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term. The new standard is effective for the Company on January 1, 2019. The amendments should be applied either at the beginning of the earliest period presented using a modified retrospective approach or as of the adoption date using a modified retrospective approach. The Company will adopt the standard effective January 1, 2019 and has chosen to use the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient which allows us to not separate lease and non-lease components, and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The Company expects that adoption of this standard will add a right to use asset of $0.7 million and an additional lease liability of $0.7 million. The Company does not expect a material impact to the consolidated statement of operations or cash flows. Subsequent to the issuance of ASU 2016-02, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. This ASU will have the same effective date and transition requirements as ASU 2016-02.

4.     REVENUE RECOGNITION

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This new standard replaced most existing revenue recognition guidance in U.S. GAAP and codified guidance under FASB ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"). The underlying principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.

The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified retrospective method. Under this method, results for the reporting period beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with the Company's historic accounting practices under FASB ASC Topic 605, Revenue Recognition ("ASC 605").

In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when control of the goods transfers to the customer. Net sales are comprised of gross revenues from sales of products less trade discounts and rebates.

The Company's historic accounting practice under ASC 605 was to apply the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules delivered in accordance with the terms of the contract (KBS) and cost-to-cost method with cost determined based on costs incurred to date related to each performance obligation identified in the wall panel (EBGL) contracts. Under ASC 606, it was determined that since the Company does not meet the criteria to recognize revenue over time, point in time revenue recognition should be applied. While the Company had previously recognized revenue upon delivery, it had also applied the uncompleted construction contract accounting to record a "Costs" and estimated profit in excess of billings and a "Billings" in excess of costs and estimated profit amount each reporting period. With the adoption of ASC 606, recording estimates of completion by specific contract activity will no longer be required.

The Company’s contracts do not offer a right to return any of the products sold unless covered under the assurance-type warranty offered. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation. The Company does not offer additional service-type warranties for its products.

Costs incurred to obtain a customer contract are not material to the Company for the KBS or EBGL revenue streams. The Company elected to apply the practical expedient to not capitalize costs to obtain contracts with a duration of one year or less, which are expensed and included within Cost of sales in the Condensed Consolidated Statements of Operations.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company generally requires deposits prior to the start of production of customer orders. The Company will not finance any part of the sale. The full balance is due upon delivery. Below is a summary of deposits utilized during the year by operating segment:

	Modular Home Manufacturing	Structured Wall Panel Manufacturing	Total
(in thousands)
January 1, 2018	$682	$300	$982
Revenue recognized that was included in deposit at beginning of period	(682)	(300)	(982)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,070	8	1,078
March 31, 2018	$1,070	$8	$1,078

The Company has expanded its financial statement disclosures as required by this new standard. See Note 17, "Operating Segments" for additional disclosures provided as a result of this ASU.

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is set forth in the tables below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of March 31, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$2,132	$(750)	$1,382
Costs and estimated profit in excess of billings	—	540	540
Billings in excess of costs and estimated profit	—	1,343	1,343
Customer deposits	1,078	(1,078)	—

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$(847)	$750	$(97)
Costs and estimated profit in excess of billings	565	(540)	25
Billings in excess of costs and estimated profit	(983)	(1,343)	(2,326)
Customer deposits	1,078	1,078	—

5.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (unaudited)(in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$46	$48
Restricted cash	597	482
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$643	$530

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts included in restricted cash represent $0.6 million on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS loan agreement and an additional $26.7 thousand on deposit with INTL FC Stone related to our lumber commodity hedging program.

6.     FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following (unaudited) (in thousands):

	March 31, 2018	December 31, 2017
Lumber derivative contracts (Level 1)	$88	$9

Contingent earn-out receivable (based on Level 3 inputs):
Current portion	$271	$373
Noncurrent portion	—	61
Total	$271	$434

Our Level 1 assets (lumber derivative contracts) fair value is based upon quoted market prices and is included in other current assets in the Condensed Consolidated Balance Sheet.

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (unaudited) (in thousands):

Earn-out Receivable (1)
Balance at December 31, 2017	$434
Add – adjustment based on re-assessments	3
Subtract – settlements	(166)
Balance at March 31, 2018	$271

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014.

Quantitative information about Level 3 fair value measurements on a recurring basis at March 31, 2018, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Unobservable Input Amount
Earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total revenue for the remaining royalty period	$6.9 million
		Discount rate	2.41% to 2.64%

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2017 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Unobservable Input Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total revenue for the remaining royalty period	$6.9 million
		Discount rate	2.41% to 2.64%

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    DERIVATIVES

The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At March 31, 2018, the Company had a net long (buying) position of 330,000 board feet under three lumber derivatives contracts with a fair value of $33.1 thousand, which is included in other current assets. In addition, at March 31, 2018, the Company has a long position of 1,320,000 board feet under twelve different lumber derivative call contracts and has a short position of 330,000 board feet under three different lumber derivative put contracts, with a net fair value of $55.2 thousand, which is also included in other current assets. At March 31, 2017, the Company had no lumber derivative contracts outstanding. The Company had restricted cash on deposit with the broker totaling $26.7 thousand at March 31, 2018.
Gains from derivative instruments, none of which are designated as hedging instruments, are recorded in cost of goods sold in the Company’s statements of operations and included the following (unaudited)(in thousands):

March 31, 2018
Realized gain, net	$42
Unrealized gain, net	62
Total	$104

8.    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (unaudited) (in thousands):

	March 31, 2018	December 31, 2017
Contract billings	$2,293	$3,751
Retainage	36	274
Subtotal	2,329	4,025
Less – allowance for doubtful accounts	(90)	(185)
Accounts receivable, net	$2,239	$3,840

Retainage balances are expected to be collected within the next twelve months.

9.    INVENTORIES

Inventory is comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,382	$1,285
Finished goods	405	—
Work-in-process	345	—
Inventories, net	$2,132	1,285

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (unaudited) (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Tradenames	$394	$—	$394	$394	$—	$394
Finite-lived intangible assets:
Customer relationships	2,097	(981)	1,116	2,097	(902)	1,195
Purchased backlog	—	—	—	1,290	(1,290)	—
Total	2,097	(981)	1,116	3,387	(2,192)	1,195
Total intangible assets	$2,491	$(981)	$1,510	$3,781	$(2,192)	$1,589

Amortization expense amounted to approximately $78.9 thousand for the three months ended March 31, 2018, and approximately $51.0 thousand for the three months ended March 31, 2017, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (unaudited) (in thousands):

2018 (nine months)	$237
2019	315
2020	315
2021	164
2022	85
Thereafter	—
Total	$1,116

11.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (unaudited) (in thousands):

	March 31, 2018	December 31, 2017
Accrued taxes (1)	$1,245	$1,562
Accrued health insurance costs	307	285
Accrued sales rebates	212	420
Accrued warranty	52	50
Accrued interest expense	51	20
Other	13	33
Total other accrued liabilities	$1,880	$2,370

(1) Primarily includes accrued sales and use taxes.

Changes in accrued warranty are summarized below (unaudited)(in thousands):

	Three Months Ended March 31,
	2018	2017
Accrual balance, beginning of period	$50	$49
Accruals for warranties	2	1
Accrual balance, end of period	$52	$50

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    NOTES PAYABLE
As of March 31, 2018, we had outstanding revolving lines of credit of approximately $5.2 million. Our notes payable primarily included (i) $3.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $1.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At March 31, 2018, approximately $3.4 million was outstanding under the KBS Loan Agreement, which, after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $3.4 million on the Condensed Consolidated Balance Sheet.
 The parties to the Acquisition Loan Agreement have amended the Acquisition Loan Agreement to waive certain covenants and to make certain amendments in connection with the termination of the EBGL Loan Agreement and refinancing under the Premier Loan Agreement.

The parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.

On September 29, 2017, the parties to both the KBS Loan Agreement and the Acquisition Loan Agreement amended the respective loan agreements in conjunction with the Exchange with Lone Star Value Investors, LP ("LSVI") and LSV Co-Invest I (see discussion below).

In connection with amending the KBS Loan Agreement, Jeffrey E. Eberwein, Chairman of the Company’s Board of Directors (the “Board”), executed a guaranty dated November 20, 2017 in favor of Gerber Finance unconditionally guaranteeing up to $0.5 million of KBS’s obligations under the KBS Loan Agreement arising from certain permitted over advances. On December 22, 2017, the Company also entered into a Fourth Agreement of Amendment to Loan and Security Agreement to amend the terms of the Acquisition Loan Agreement to reflect certain changes made to the KBS Loan Agreement.

Through a series of correspondence between KBS and Gerber Finance, on or about January 15, 2018, which the parties to the KBS Loan Agreement deemed to be the Seventh Agreement of Amendment to the Loan and Security Agreement, the parties clarified certain definitions in the KBS Loan Agreement.

As of December 31, 2018 and 2017, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 120 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019 and June 2019, we obtained a waiver from Gerber Finance for these events. In addition obtaining a waiver for these covenants, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018 (see Note 18). If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EBGL Line of Credit

On October 4, 2016, concurrently with the EBGL Acquisition, the Company entered the EBGL Loan Agreement with Gerber Finance providing EBGL with a revolving working capital line of credit of up to $3.0 million. Availability under the EBGL Loan Agreement was based on a formula tied to the borrowers’ eligible accounts receivable, inventory and equipment. The initial term of the EBGL Loan Agreement was set to expire on October 3, 2018, but extended automatically for additional one-year periods unless a party provided prior written notice of termination. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly and the outstanding principal balance was payable upon the expiration of the term of the EBGL Loan Agreement. Initially, availability under the EBGL Loan Agreement was limited to $1.0 million, which amount could be increased to up to $3.0 million in increments of $0.5 million upon the request of the borrowers and in the discretion of Gerber Finance. Obligations under the EBGL Loan Agreement were secured by all of the borrowers’ assets and were guaranteed by the Company and its other subsidiaries. The EBGL Loan Agreement contained representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants required that EBGL maintained a minimum tangible net worth and a minimum debt service coverage ratio. The Company refinanced the EBGL Loan Agreement through a new $3.0 million revolving working capital line of credit with Premier on June 30, 2017.

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

As of December 31, 2017 and 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019 and June 2019, we obtained a waiver from Premier for these events through August 1, 2019 (the current maturity date of the Premier Loan Agreement).

If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance or Premier going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    LONG-TERM DEBT

Long-term debt is comprised of the following (unaudited) (in thousands):

	March 31, 2018	December 31, 2017
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate), supported by pledge agreement between LSVI and Gerber Finance of up to $3.0 million plus additional fees	$3,000	$3,000
Amended deferred payments to EBGL Sellers, inclusive of interest (imputed at 15.14%), monthly payments of $100,000 beginning on August 1, 2017 through November 1, 2018; amount paid in full in November 2018	766	1,034
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	500	—
EBGL computer equipment and software financing, secured by underlying assets, interest at 9.0% per annum, payable in monthly installments of $1,105 per month, through May 2022	46	48
KBS software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	31	35
Revolving equipment credit line, unsecured	12	12
Total long-term debt	4,355	4,129
Current portion	(800)	(1,068)
Noncurrent portion	$3,555	$3,061

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

As of January 12, 2018, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC (“LSVGP”), the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI. ATRM’s entry into the securities purchase agreement with LSV Co-Invest I was approved by a Special Committee of our Board consisting solely of independent directors.
14.    STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants was $17.0 thousand for the three months ended March 31, 2017, and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $37.0 thousand has been recognized on a straight-line basis through December 18, 2017, subject to forfeitures.
On December 18, 2017, ATRM granted 70,000 restricted shares of the Company's common stock to its directors and its Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date, and the fair value of the awards was determined to be $1.18 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amount to approximately $20.4 thousand for the three months ended March 31, 2018, and is included in the caption "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $59.1 thousand will be recognized on a straight-line basis through December 18, 2018, subject to forfeitures.
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
At March 31, 2018, we have recorded a deferred tax liability of $28.2 thousand for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

16.    LEGAL PROCEEDINGS

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s condensed consolidated financial statements.

17.    OPERATING SEGMENTS

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

Each segments’ accounting policies are the same as those described in the summary of significant accounting policies, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There are no intersegment sales.
The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they have different manufacturing processes and market to different customer bases, in geographically different markets.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents certain financial information regarding each reportable segment (unaudited) (in thousands):

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
Segment net sales	$4,849	$5,608	$2,835	$3,796	$7,684	$9,404
Depreciation and amortization expense	132	123	48	157	180	280
Interest expense, net	90	85	134	129	224	214
Segment net (loss) income	(284)	35	(281)	(279)	(565)	(244)
Total segment assets	7,095	7,867	3,563	8,463	10,658	16,330
Expenditures for segment assets	12	19	5	23	17	42

Reconciliation of Segment Information (unaudited) (in thousands)

The following table presents the reconciliation of revenues (in thousands):

Three Months Ended March 31,	2018	2017
Total net sales for reportable segments	$7,684	$9,404
Consolidated net sales	$7,684	$9,404

The following table presents the reconciliation of net loss (unaudited) (in thousands):

Three Months Ended March 31,	2018	2017
Total net loss for reportable segments	$(565)	$(244)
Unallocated amounts:
Other corporate expenses	(430)	(477)
Interest expense	(13)	(349)
Change in fair value of contingent earn-out	2	213
Provision for income taxes	(4)	(4)
Consolidated net loss	$(1,010)	$(861)

The following table presents the reconciliation of assets (unaudited) (in thousands):

	March 31,	December 31,
	2018	2017
Total assets for reportable segments	$10,658	$12,009
Other assets	876	906
Consolidated assets	$11,534	$12,915

The following table presents the reconciliation other significant adjustments (unaudited) (in thousands):

	Segment Totals		Unallocated Amounts		Consolidated Totals
March 31,	2018	2017	2018	2017	2018	2017
Depreciation and amortization expense	$180	$280	$—	$—	$180	$280
Interest expense	224	214	13	349	237	563

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unallocated amounts of interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The other unallocated amounts reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

18.    SUBSEQUENT EVENTS

Amendments to Gerber Finance Loan Agreements

On October 1, 2018, the parties to the KBS Loan Agreement entered into an Eighth Agreement of Amendment to the Loan and Security Agreement to extend the availability of up to $0.6 million of over advances to KBS above the borrowing base in order to provide KBS with additional working capital. The overadvance was scheduled to be paid down by $75.0 thousand per week beginning January 4, 2019 in order to be fully repaid on or before February 23, 2019 to coincide with the expiration date of the line of credit. As the line was automatically renewed through February 23, 2020, Gerber Finance has subsequently agreed to begin the scheduled pay down of $75.0 thousand per week to begin on February 15, 2019 for eight weeks with final repayment scheduled for April 8, 2019. The $0.6 million overadvance was paid in full on April 3, 2019.

On February 22, 2019, the Company entered into a Ninth Agreement of Amendment to Loan and Security Agreement (the “Ninth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement to extend the availability of up to $0.6 million of over advances through no later than February 23, 2020 in order to provide KBS with additional working capital. The overadvance was paid in full in April 2019.

On April 1, 2019, the Company entered into a Tenth Agreement of Amendment to Loan and Security Agreement (the “Tenth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement, and a Fifth Agreement of Amendment to Loan and Security Agreement (the “Fifth EBGL Loan Amendment”) to amend the terms of the Acquisition Loan Agreement. The Tenth KBS Loan Amendment and the Fifth EBGL Loan Amendment amended the terms of the KBS Loan Agreement and the Acquisition Loan Agreement, respectively, to permit the Company’s acquisition of Lone Star Value Management, LLC (“LSVM”) and to clarify the parties’ rights and duties in connection therewith, among other things.

In connection with each of the Ninth KBS Loan Amendment and the Tenth KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of guaranty in favor of Gerber Finance relating to his unconditional guaranty of $0.6 million of KBS’s obligations under the KBS Loan Agreement arising from the $0.6 million of over advances permitted under the Ninth KBS Loan Amendment.

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

Promissory Note Sales to LSV Co-Invest I

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

As of June 1, 2018, LSV Co-Invest I held 353,060 shares of Series B Stock and an unsecured promissory note issued January 12, 2018 (the “LSV Co-Invest I January Note”) in the principal amount of $0.5 million. Also, as of June 1, 2018, LSVI, an affiliate of LSV Co-Invest I, held 209,800 shares of Series B Stock, and LSVGP held 3,005 shares of the Company’s common stock. Additionally, as of June 1, 2018, 415,012 shares of the Company’s common stock, or approximately 17% of its outstanding shares, were owned directly by Jeffrey E. Eberwein, Chairman of the Board. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC, the investment manager of LSVI.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s sale of the LSV Co-Invest I June Note to LSV Co-Invest I was approved by the independent members of the Board.

Merger with Digirad Corporation

On September 10, 2018, Digirad announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company. Accordingly, on September 10, 2018, ATRM entered into a non-binding LOI relating to the acquisition of ATRM. Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition. Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.

As of September 10, 2018, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 869,152 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC ("LSVM"), which is the investment manager of LSVI and LSVI owns 216,094 shares of the Company’s Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million, the LSV Co-Invest I Notes Payable, and LSVM holds an unsecured note with a principal amount totaling $0.3 million, the LSVM Note.
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

Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer and the sole member of LSVM, which is the investment manager of LSVI. Mr. Eberwein is also the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I. As of December 17, 2018, LSVI owns 216,094 shares of Series B Stock, LSVGP held 3,005 shares of the Company’s common stock, and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million, the LSV Co-Invest I Notes Payable. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
Digirad Joint Venture and Services Agreement
On December 14, 2018, the Company entered into a Joint Venture Agreement with Digirad (the "Joint Venture Agreement"), forming Star Procurement, LLC ("Star Procurement"), with each of ATRM and Digirad holding a 50% interest. The purpose of the joint venture is for Star Procurement to purchase from third parties and sell building materials and related goods to KBS Builders, Inc., the Company's wholly owned subsidiary. Star Procurement entered into a Services Agreement (the "Services Agreement") on January 2, 2019 with KBS in connection with the joint venture. Digirad's initial capital contribution to the joint venture was $1.0 million. ATRM did not make an initial capital contribution.
Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors. As of the date of these condensed consolidated financial statements, the initial accounting for the LSVM Acquisition was incomplete, as the Company continues to determine the fair value of the acquired assets and liabilities. As of the date of these condensed consolidated financial statements, the initial accounting for this acquisition was incomplete as the Company is currently working to determine the fair value of the acquired assets and liabilities.
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
On April 3, 2019, KBS entered into a lease agreement (the “Oxford Lease”) with 56 Mechanic Falls Road, LLC (“56 Mechanic”), in connection with that certain real property and related improvements and personal property owned by RJF – Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Premises”). The Oxford Lease was amended as of April 18, 2019 (the “Oxford Lease Amendment”) to provide that the commencement date will be the later of the closing of the sale of the Oxford Premises (the "Oxford Transaction"), which occurred on March 27, 2019,

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and the date that possession of the leased premises is able to be delivered to KBS, which is anticipated to occur on or prior to June 30, 2019. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ATRM HOLDINGS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Forward-Looking Statements

This report may contain “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe,” or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. These forward-looking statements are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the 2017 10-K, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

Recent Developments

Amendments to Gerber Finance Loan Agreements
Through a series of correspondence between KBS and Gerber Finance, on or about January 15, 2018, which the parties to the KBS Loan Agreement deemed to be the Seventh Agreement of Amendment to the Loan and Security Agreement, the parties clarified certain definitions in the KBS Loan Agreement.

On October 1, 2018, the parties to the KBS Loan Agreement entered into an Eighth Agreement of Amendment to the Loan and Security Agreement to extend the availability of up to $0.6 million of over advances to KBS above the borrowing base in order to provide KBS with additional working capital. The overadvance was scheduled to be paid down by $75.0 thousand per week beginning January 4, 2019 in order to be fully repaid on or before February 23, 2019 to coincide with the expiration date of the line of credit. As the line was automatically renewed through February 23, 2020, Gerber Finance has subsequently agreed to begin the scheduled pay down of $75.0 thousand per week to begin on February 15, 2019 for eight weeks with final repayment scheduled for April 8, 2019. The $0.6 million overadvance was paid in full on April 3, 2019.

On February 22, 2019, the Company entered into a Ninth Agreement of Amendment to Loan and Security Agreement (the "Ninth KBS Loan Amendment") to amend the terms of the KBS Loan Agreement to extend the availability of up to $0.6 million of over advances through no later than February 23, 2020 in order to provide KBS with additional working capital. The overadvance was paid in full in April 2019.

On April 1, 2019, the Company entered into a Tenth Agreement of Amendment to Loan and Security Agreement (the “Tenth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement, and a Fifth Agreement of Amendment to Loan and Security Agreement (the “Fifth EBGL Loan Amendment”) to amend the terms of the Acquisition Loan Agreement. The Tenth KBS Loan Amendment and the Fifth EBGL Loan Amendment amended the terms of the KBS Loan Agreement and the Acquisition Loan Agreement, respectively, to permit the Company’s acquisition of Lone Star Value Management, LLC (“LSVM”) and to clarify the parties’ rights and duties in connection therewith, among other things.

In connection with each of the Ninth KBS Loan Amendment and the Tenth KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of guaranty in favor of Gerber Finance relating to his unconditional guaranty of $0.6 million of KBS’s obligations under the KBS Loan Agreement arising from the $0.6 million of over advances permitted under the Ninth KBS Loan Amendment.

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

Promissory Notes Sales to LSV Co-Invest I
On January 12, 2018, the Company issued to Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”) an unsecured promissory note in the principal amount of $0.5 million in exchange for the same amount in cash (the “LSV Co-Invest I January Note”). The LSV Co-Invest I January Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I January Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest as PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Any unpaid principal and interest under the LSV Co-Invest I January Note is due on January 12, 2020. The Company may prepay the LSV Co-Invest I January Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I January Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

As of January 12, 2018, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Company's Board of Directors (the "Board"), is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI. ATRM’s entry into the securities purchase agreement with LSV Co-Invest I was approved by a Special Committee of our Board consisting solely of independent directors.
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

As of June 1, 2018, LSV Co-Invest I held 353,060 shares of the Company’s 10.00% Series B Cumulative Preferred Stock ("Series B Stock") and the LSV Co-Invest I January Note in the principal amount of $0.5 million. Also, as of June 1, 2018, LSVI, an affiliate of LSV Co-Invest I, held 209,800 shares of Series B Stock, and LSVGP held 3,005 shares of the Company’s common stock. Additionally, as of June 1, 2018, 415,012 shares of the Company’s common stock, or approximately 17% of its outstanding shares, were owned directly by Jeffrey E. Eberwein, Chairman of the Company’s Board. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC, the investment manager of LSVI. The Company’s sale of the LSV Co-Invest I June Note to LSV Co-Invest I was approved by the independent members of the Company’s Board of Directors.

Merger with Digirad Corporation

On September 10, 2018, Digirad announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company (the "ATRM Acquisition"). Under the terms contemplated in a non-binding letter of intent (the "LOI"), ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 18 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.

As of September 10, 2018, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 869,152 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of LSVI. LSVI owns 216,094 shares of the Company’s Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
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
Digirad Joint Venture and Services Agreement
On December 14, 2018, the Company entered into a Joint Venture Agreement with Digirad (the "Joint Venture Agreement"), forming Star Procurement, LLC ("Star Procurement"), with each of ATRM and Digirad holding a 50% interest. The purpose of the joint venture is for Star Procurement to purchase from third parties and sell building materials and related goods to KBS Builders, Inc., the Company's wholly owned subsidiary. Star Procurement entered into a Services Agreement (the "Services Agreement") on January 2, 2019 with KBS in connection with the joint venture. Digirad's initial capital contribution to the joint venture was $1.0 million. ATRM did not make an initial capital contribution.
Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors. As of the date of these condensed consolidated financial statements, the initial accounting for the LSVM Acquisition was incomplete, as the Company continues to determine the fair value of the acquired assets and liabilities. As of the date of these condensed consolidated financial statements, the initial accounting for this acquisition was incomplete as the Company is currently working to determine the fair value of the acquired assets and liabilities.
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
On April 3, 2019, KBS entered into a lease agreement (the “Oxford Lease”) with 56 Mechanic Falls Road, LLC (“56 Mechanic”), in connection with that certain real property and related improvements and personal property owned by RJF – Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Premises”). The Oxford Lease was amended as of April 18, 2019 (the “Oxford Lease Amendment”) to provide that the commencement date will be the later of the closing of the sale of the Oxford Premises (the "Oxford Transaction"), which occurred on March 27, 2019, and the date that possession of the leased premises is able to be delivered to KBS, which is anticipated to occur on or prior to June 30, 2019. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.

Results of Operations

Net Sales. Net sales were approximately $7.7 million for the three months ended March 31, 2018 compared with approximately $9.4 million for the same period in 2017. The $1.7 million decrease was primarily due to a decrease in KBS’s net sales, which were approximately $4.8 million for the three months ended March 31, 2018 as compared to $5.6 million for the same period in 2017 and a decrease in EBGL net sales which were approximately $2.8 million for the three months ended March 31, 2018 compared to $3.8 million for the comparable period in 2017. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements. The decrease in net sales at EBGL was primarily due to timing.
Cost of Sales. Cost of sales amounted to approximately $7.0 million for the three months ended March 31, 2018, compared to approximately $8.2 million for the same period in 2017. This decrease of approximately $1.2 million was due to the decrease in net sales at KBS and EBGL and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $1.4 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in SG&A expense of approximately $0.3 million is primarily due to ongoing cost control measures at KBS, as disclosed in Note 2 to the condensed consolidated financial statements.
Interest Expense. Interest expense decreased from approximately $0.6 million for the three months ended March 31, 2017 to approximately $0.2 million for the three months ended March 31, 2018. The decrease is attributable to the decrease in overall debt for the Company from approximately $20.5 million at March 31, 2017 to approximately $9.5 million at March 31, 2018. The decrease in debt was a result of the implementation of our strategic initiatives in fiscal 2017 (see Note 2 to the condensed consolidated financial statements). See Notes 12 and 13 to the condensed consolidated financial statements for the three months ended March 31, 2018, for further details of the Company’s outstanding debt.
Change in Fair Value of Contingent Earn-outs, net. We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our balance sheets at March 31, 2018 and 2017 is related to the transfer of our test handler product line to Boston Semi Automation LLC in April 2014. Change in fair value of contingent earn-out receivable during the three months ended March 31, 2018 represented a net decrease of approximately $0.2 million in the fair value of this earn-out as a result of timing and payments.
Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $4.0 thousand for the three months ended March 31, 2018 and 2017, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived assets, which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.
Net Loss. Net loss for the three months ended March 31, 2018 was approximately $1.0 million as compared to net loss of approximately $0.9 million for the same period in 2017. The increase was due to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by approximately $0.1 million in the three months ended March 31, 2018.

Net cash provided by (used in) operating activities. In the three months ended March 31, 2018, cash flows provided by operating activities were approximately $0.6 million, consisting primarily of changes in operating assets and liabilities for the three months ended March 31, 2018, which netted to approximately $1.4 million, which included a $1.6 million decrease in trade accounts receivable due to the timing of customer payments, a $0.6 million increase in trade accounts payable, partially offset by a $0.5 million decrease due to other accrued liabilities. These changes in operating assets and liabilities were offset by our net loss of $1.0 million. Also, please refer to Note 4 "Revenue Recognition" in the notes to our condensed consolidated financial statements for an explanation of changes due to the adoption of ASC 606.

In the three months ended March 31, 2017, cash flows used in operating activities were approximately $1.2 million, consisting primarily of changes in operating assets and liabilities of approximately $1.1 million and our net loss of approximately $0.9 million and the non-cash net changes in the fair value of our contingent earnouts of approximately $0.2 million, partially offset by the non-cash PIK Interest of approximately $0.6 million, approximately $0.4 million of non-cash depreciation amortization and share-based compensation expense. Changes in operating assets and liabilities for the three-month period ended March 31, 2017, netted to approximately $1.1 million including an increase of approximately $1.8 million in accounts receivable resulting from the increased sales activity and the timing differences in billings to customers and payments received from customers, and a decrease of approximately $0.5 million in other accrued liabilities, primarily accrued interest. These were partially offset by increases of approximately $0.9 million in trade accounts payable and $0.2 million in billings in excess of costs and estimated profit.

Net cash provided by investing activities. Net cash flows provided by investing activities were approximately $0.2 million for the three-month period ended March 31, 2018 which included $0.2 million proceeds from earn-out consideration. During the three months ended March 31, 2017, net cash flows provided by investing activities were insignificant.

Net cash (used in) provided by financing activities. In the three months ended March 31, 2018, cash flows used in financing activities were approximately $0.6 million, which included approximately $0.8 million of net payments on the KBS Loan Agreement and the EBGL Loan Agreement and approximately $0.3 million to reduce principal balances of our long-term debt, partially offset by $0.5 million of proceeds from the issuance of long-term debt.

In the three months ended March 31, 2017, cash flows provided by financing activities was approximately $0.6 million, which included $0.5 million proceeds from the issuance of the promissory note to LSV Co-Invest I on March 31, 2017 and approximately $0.7 million of net advances under the revolving lines of credit for KBS and EBGL, offset by approximately $0.5 million in payments on our long-term debt including a scheduled payment of $0.25 million to the EBGL Sellers and three scheduled payments totaling $0.3 million to the primary seller of KBS.
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability. We have incurred significant operating losses in recent years and, as of March 31, 2018, we had an accumulated deficit of approximately $89.9 million.  At March 31, 2018, we had outstanding debt of approximately $9.5 million.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of March 31, 2018, we had outstanding debt totaling approximately $9.5 million. Our debt primarily included (i) $3.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $1.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement (the "Premier Loan Agreement") with Premier Bank ("Premier"), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the "EBGL Loan Agreement"). We also have obligations to make $0.8 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $100,000, inclusive of interest, through November 1, 2018, and a $0.5 million unsecured promissory note payable to LSV Co-Invest I, a related party, with interest payable semi-annually with any unpaid principal and interest due on January 12, 2020.
At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2017, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2017 was $1.9 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. In August 2017, Gerber Finance provided us with a waiver for these events. As of December 31, 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2018. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. In addition, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018. The Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS for 2019.
As of December 31, 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Premier for these events through August 1, 2019 (the current maturity date of the Premier Loan Agreement).

If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance or Premier going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

We have implemented several strategic initiatives, effected certain actions and continued to consider additional actions to improve the Company’s overall profitability and increase cash flows, including:

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

•	In September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to the Company’s Series B Stock;

•
As discussed in Notes 13 and 18, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of its real estate properties (see further discussion in Note 18); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On September 10, 2018, ATRM entered into a non-binding LOI relating to the acquisition of ATRM by Digirad Corporation ("Digirad") (NASDAQ: DRAD). Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 18 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.
Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. We cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.
If we continue to experience operating losses, and we are not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, we may not be able to continue operations. Additionally, a failure to generate additional liquidity could negatively impact our access to materials or services that are important to the operation of our business. In addition, these losses could further trigger violations of covenants under our debt agreements, resulting in accelerated payment of these loans.
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

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on their evaluation of our disclosure controls and procedures and due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with oversight by the Board, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation and due to the material weaknesses described below, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of March 31, 2018.
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

•
The Company does not utilize a perpetual inventory system for tracking inventory at KBS. The Company’s processes and controls for tracking costs through the production processes and cost of sales was not considered effective.

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
Remediation Plan and Status for Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, management concluded as of December 31, 2017 that several material weaknesses existed at that date. Management has been engaged in remediation efforts to address the material weaknesses. We have made enhancements to our control environment from various activities including the following:

•	Engage external consultants to provide support related to more complex applications of GAAP and document and assess our accounting policies and procedures for existing accounts and processes.

•	At EBGL, we are in the process of implementing improvements in internal processes, procedures and controls and establishing regular reporting and routine management oversight.

•
The Company does not utilize a perpetual inventory system for tracking inventory at KBS. The Company’s processes and controls for tracking costs through the production processes and cost of sales was not considered effective.

We continue to redesign and implement internal control activities. We continue to establish policies and procedures and enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediating our material weaknesses.
While we have made and expect to make additional improvements to our internal controls, we may determine that additional steps beyond those described above may be necessary to remediate the material weaknesses. While we intend to resolve all of the material control deficiencies discussed above, we cannot provide any assurance that these remediation efforts will be successful, will be completed quickly, or that our internal control over financial reporting will be effective as a result of these efforts by any particular date. We have not yet quantified the cost to implement our planned remediation activities related to our existing or acquired businesses, which have not been fully assessed.

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
From time to time, in the ordinary course of ATRM’s business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s condensed consolidated financial statements.

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

10.1
Securities Purchase Agreement, dated as of January 12, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 19, 2018).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: June 26, 2019	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)