Form 10-Q
period 2018-06-30
ATRM Holdings, Inc.
filed 2019-06-26
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of June 14, 2019, 2,576,219 shares of Common Stock of the Registrant were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$275	$48
Restricted cash	927	482
Accounts receivable, net	5,032	3,840
Costs and estimated profit in excess of billings	—	565
Inventories	2,083	1,285
Fair value of contingent earn-out receivable, current	220	373
Other current assets	251	216
Total current assets	8,788	6,809
Property, plant and equipment, net	4,356	4,456
Fair value of contingent earn-out receivable, noncurrent	—	61
Intangible assets, net	1,431	1,589
Total assets	$14,575	$12,915

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$7,099	$5,969
Current portion of long-term debt	521	1,068
Trade accounts payable	6,692	4,856
Customer deposits	333	—
Billings in excess of costs and estimated profit	—	983
Accrued compensation	492	416
Other accrued liabilities	1,872	2,370
Total current liabilities	17,009	15,662
Long-term debt	4,536	3,061
Deferred income taxes	28	28
Total long-term liabilities	4,564	3,089
Total liabilities	21,573	18,751

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 579,746 shares issued and outstanding at June 30, 2018 and 546,466 shares issued and outstanding at December 31, 2017	1	—
Common stock, $.001 par value; 7,500,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 2,396,219 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	83,055	83,014
Accumulated deficit	(90,056)	(88,852)
Total shareholders' deficit	(6,998)	(5,836)
Total liabilities and shareholders' deficit	$14,575	$12,915
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$10,475	$10,823	$18,159	$20,227
Costs and expenses:
Cost of sales	8,999	9,853	16,043	18,036
Selling, general, and administrative expenses	1,423	1,916	2,834	3,619
Goodwill impairment charge	—	3,020	—	3,020
Total costs and expenses	10,422	14,789	18,877	24,675
Operating loss	53	(3,966)	(718)	(4,448)

Other (expense) income:
Interest expense, net	(238)	(846)	(475)	(1,409)
Change in fair value of contingent earn-outs, net	2	242	4	430
Loss before income taxes	(183)	(4,570)	(1,189)	(5,427)
Income tax expense	(11)	(4)	(15)	(8)
Net loss	(194)	(4,574)	(1,204)	(5,435)
Preferred stock dividend	(422)	—	(832)	—
Net loss attributable to common shareholders	$(616)	$(4,574)	$(2,036)	$(5,435)

Net loss per share, basic and diluted	$(0.26)	$(1.93)	$(0.85)	$(2.30)
Weighted average common shares outstanding, basic and diluted	2,396	2,366	2,396	2,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,204)	$(5,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	362	547
Amortization expense, deferred financing costs	49	273
Share-based compensation expense	41	34
Gain on sale of equipment	(2)	(8)
Unrealized loss on lumber derivatives	6	—
Deferred income taxes	—	6
Change in fair value of contingent earn-out receivable	(4)	(354)
Change in fair value of contingent earn-out payable	—	(76)
Accrued interest	—	613
Imputed interest on seller deferred payment obligations	54	36
Goodwill impairment charge	—	3,020
Changes in operating assets and liabilities:
Accounts receivable	(1,192)	(1,349)
Costs and estimated profit in excess of billings	565	202
Inventories	(798)	4
Other current assets	(41)	(33)
Trade accounts payable	1,836	764
Customer deposits	333	—
Billings in excess of costs and estimated profit	(983)	42
Accrued compensation	76	65
Other accrued liabilities	(498)	—
Net cash used in operating activities	(1,400)	(1,649)
Cash flows from investing activities:
Proceeds from earn-out consideration	218	234
Purchase of property and equipment	(31)	(106)
Proceeds from sale of equipment	16	34
Net cash provided by investing activities	203	162
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,400	567
Proceeds from revolving line of credit	17,065	22,744
Principal payments on revolving line of credit	(15,984)	(21,455)
Payment of deferred financing costs	—	16
Principal payments on long-term debt	(612)	(1,048)
Net cash provided by financing activities	1,869	824
Net increase (decrease) in cash, cash equivalents and restricted cash	672	(663)
Cash, cash equivalents and restricted cash at beginning of period	530	1,397
Cash, cash equivalents and restricted cash at end of period	$1,202	$734
Supplemental cash flow information
Cash paid for interest expense	$417	$690
Supplemental disclosure of non-cash investing and financing activities
PIK payment of preferred stock dividend	$(410)	$—
Deferred financing costs recorded in accounts payable	$—	$55
Decrease in other accrued liabilities for restructuring of contingent earn-out payable	$—	$(891)
Increase in long-term debt for restructuring of contingent earn-out payable	$—	$891
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
The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full year or any future period.
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
2.     GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability. We have incurred significant operating losses in recent years and, as of June 30, 2018, we had an accumulated deficit of approximately $90.1 million.  At June 30, 2018, we had outstanding debt of approximately $12.2 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of June 30, 2018, we had outstanding debt totaling approximately $12.2 million. Our debt primarily included (i) $4.2 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement (the "Premier Loan Agreement") with Premier Bank ("Premier"), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the "EBGL Loan Agreement"). We also have obligations to make $0.5 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $0.1 million, inclusive of interest, through November 1, 2018 and have $1.4 million in unsecured promissory notes payable to Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), a related party, with interest payable semi-annually with any unpaid principal and interest due on January 12, 2020, (“LSVI Co-Invest I Notes Payable”, otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note).
.
At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2017, as its actual

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company generally requires deposits prior to the start of production of customer orders. The Company will not finance any part of the sale. The full balance is due upon delivery. Below is a summary of deposits utilized during the year by operating segment:

	Modular Home Manufacturing	Structured Wall Panel Manufacturing	Total
(in thousands)
March 31, 2018	$1,070	$300	$1,370
Revenue recognized that was included in deposit at beginning of period	(1,070)	(300)	(1,370)
Increase due to cash received, excluding amounts recognized as revenue during the period	291	42	333
June 30, 2018	$291	$42	$333

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

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is set forth in the tables below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of June 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$2,083	$(669)	$1,414
Costs and estimated profit in excess of billings	—	773	773
Billings in excess of costs and estimated profit	—	514	514
Customer deposits	333	(333)	—

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$(798)	$669	$(129)
Costs and estimated profit in excess of billings	565	(773)	(208)
Billings in excess of costs and estimated profit	(983)	(514)	(1,497)
Customer deposits	333	333	—

5.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (unaudited)(in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$275	$48
Restricted cash	927	482
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,202	$530

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts included in restricted cash represent $0.9 million on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS loan agreement and an additional $56.7 thousand on deposit with INTL FC Stone related to our lumber commodity hedging program.

6.     FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following (unaudited)(in thousands):

	June 30, 2018	December 31, 2017
Lumber derivative contracts (Level 1)	$(6)	$9

Contingent earn-out receivable (based on Level 3 inputs):
Current portion	$220	$373
Noncurrent portion	—	61
Total	$220	$434

Our Level 1 assets (lumber derivative contracts) fair value is based upon quoted market prices and is included in other current assets in the Condensed Consolidated Balance Sheet.

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (unaudited)(in thousands):

Earn-out Receivable (1)
Balance at December 31, 2017	$434
Add – adjustment based on re-assessments	5
Subtract – settlements	(219)
Balance at June 30, 2018	$220

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014.

Quantitative information about Level 3 fair value measurements on a recurring basis at June 30, 2018, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Unobservable Input Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total revenue for the remaining royalty period	$6.9 million
		Discount rate	2.41% to 2.64%

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2017 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Unobservable Input Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total revenue for the remaining royalty period	$6.9 million
		Discount rate	2.41% to 2.64%

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    DERIVATIVES

The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At June30, 2018, the Company had a net long (buying) position of 880,000 board feet under eight lumber derivatives contracts with a fair value of $(6.0) thousand, which is included in other current assets. At June 30, 2017, the Company had no lumber derivative contracts outstanding. The Company had restricted cash on deposit with the broker totaling $56.7 thousand at June 30, 2018.
Gains and losses from derivative instruments, none of which are designated as hedging instruments, are recorded in cost of goods sold in the Company’s statements of operations and included the following (unaudited)(in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Realized gains, net	$95	$137
Unrealized loss, net	(68)	(6)
Total	$27	$131

8.    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (unaudited)(in thousands):

	June 30, 2018	December 31, 2017
Contract billings	$4,989	$3,751
Retainage	190	274
Subtotal	5,179	4,025
Less – allowance for doubtful accounts	(147)	(185)
Accounts receivable, net	$5,032	$3,840

Retainage balances are expected to be collected within the next twelve months.

9.    INVENTORIES

Inventory is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,414	$1,285
Finished goods	243	—
Work-in-process	426	—
Inventories, net	$2,083	$1,285

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (unaudited)(in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Tradenames	$394	$—	$394	$394	$—	$394
Finite-lived intangible assets:
Customer relationships	2,097	(1,060)	1,037	2,097	(902)	1,195
Purchased backlog	—	—	—	1,290	(1,290)	—
Total	2,097	(1,060)	1,037	3,387	(2,192)	1,195
Total intangible assets	$2,491	$(1,060)	$1,431	$3,781	$(2,192)	$1,589

Amortization expense amounted to approximately $79.0 thousand and $158.0 thousand for the three and six months ended June 30, 2018, respectively, and approximately $192.0 thousand and $370.0 thousand for the three and six months ended June 30, 2017, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (unaudited)(in thousands):

2018 (six months)	$158
2019	315
2020	315
2021	164
2022	85
Thereafter	—
Total	$1,037

11.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (unaudited)(in thousands):

	June 30, 2018	December 31, 2017
Accrued taxes (1)	$1,440	$1,562
Accrued health insurance costs	170	285
Accrued sales rebates	111	420
Accrued interest expense	78	20
Accrued warranty	53	50
Other	20	33
Total other accrued liabilities	$1,872	$2,370

(1) Primarily includes accrued sales and use taxes.

Changes in accrued warranty are summarized below (unaudited)(in thousands):

	Six Months Ended June 30,
	2018	2017
Accrual balance, beginning of period	$50	$49
Accruals for warranties	3	3
Accrual balance, end of period	$53	$52

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    NOTES PAYABLE
As of June 30, 2018, we had outstanding revolving lines of credit of approximately $7.1 million. Our notes payable primarily included (i) $4.2 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At June 30, 2018, approximately $4.2 million was outstanding under the KBS Loan Agreement, which, after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $4.2 million on the Condensed Consolidated Balance Sheet.
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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    LONG-TERM DEBT

Long-term debt is comprised of the following (unaudited)(in thousands):

	June 30, 2018	December 31, 2017
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate), supported by pledge agreement between LSVI and Gerber Finance of up to $3.0 million plus additional fees	$3,000	$3,000
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	900	—
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	500	—
Amended deferred payments to EBGL Sellers, inclusive of interest (imputed at 15.14%), monthly payments of $100,000 beginning on August 1, 2017 through November 1, 2018; amount paid in full in November 2018	488	1,034
Vehicle financing, interest at 5.9% per annum, due June 20, 2023	87	—
EBGL computer equipment and software financing, secured by underlying assets, interest at 9.0% per annum, payable in monthly installments of $1,105 per month, through May 2022	44	48
KBS software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	28	35
Revolving equipment credit line, unsecured	10	12
Total long-term debt	5,057	4,129
Current portion	(521)	(1,068)
Noncurrent portion	$4,536	$3,061

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I June Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

As of June 1, 2018, LSV Co-Invest I held 353,060 shares of Series B Stock and an unsecured promissory note issued January 12, 2018 (the “LSV Co-Invest I January Note”) in the principal amount of $0.5 million. Also, as of June 1, 2018, LSVI, an affiliate of LSV Co-Invest I, held 209,800 shares of Series B Stock, and Lone Star Value Investors GP, LLC (“LSVGP”) held 3,005 shares of the Company’s common stock. Additionally, as of June 1, 2018, 415,012 shares of the Company’s common stock, or approximately 17% of its outstanding shares, were owned directly by Jeffrey E. Eberwein, Chairman of the Board. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC, the investment manager of LSVI. The Company’s sale of the LSV Co-Invest I June Note to LSV Co-Invest I was approved by the independent members of the Board.

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
On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants was amounted to approximately $16.9 thousand and $33.8 thousand for the three and six months ended June 30, 2017, respectively, and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $20.1 thousand has been recognized on a straight-line basis through October 19, 2017, subject to forfeitures.
On December 18, 2017, ATRM granted 70,000 restricted shares of the Company's common stock to its directors and its Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $1.18 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amount to approximately $20.6 thousand and $41.0 thousand for the three and six months ended June 30, 2018, and is included in the caption "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $38.5 thousand will be recognized on a straight-line basis through December 18, 2018, subject to forfeitures.
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
At June 30, 2018, we have recorded a deferred tax liability of $28.2 thousand for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents certain financial information regarding each reportable segment (unaudited)(in thousands):

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Segment net sales	$4,942	$6,282	$5,533	$4,541	$10,475	$10,823
Depreciation and amortization expense	132	123	50	144	182	267
Interest expense, net	84	93	130	384	214	477
Segment net (loss) income	65	(340)	104	(3,463)	169	(3,803)
Total segment assets	7,586	7,884	5,876	4,934	13,462	12,818
Expenditures for segment assets	—	10	101	54	101	64

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
Segment net sales	$9,791	$11,890	$8,368	$8,337	$18,159	$20,227
Depreciation and amortization expense	264	246	98	301	362	547
Interest expense, net	174	178	264	512	438	690
Segment net (loss) income	(219)	(305)	(177)	(3,742)	(396)	(4,047)
Total segment assets	7,586	7,884	5,876	4,934	13,462	12,818
Expenditures for segment assets	12	28	106	77	118	105

     Reconciliation of Segment Information (unaudited)(in thousands)

The following table presents the reconciliation of revenues (in thousands):

Three Months Ended June 30,	2018	2017
Total net sales for reportable segments	$10,475	$10,823
Consolidated net sales	$10,475	$10,823

Six Months Ended June 30,	2018	2017
Total net sales for reportable segments	$18,159	$20,227
Consolidated net sales	$18,159	$20,227

The following table presents the reconciliation of net loss (unaudited)(in thousands):

Three Months Ended June 30,	2018	2017
Total net income (loss) for reportable segments	$169	$(3,803)
Unallocated amounts:
Other corporate expenses	(330)	(539)
Interest expense	(24)	(369)
Change in fair value of contingent earn-out	2	141
Provision for income taxes	(11)	(4)
Consolidated net loss	$(194)	$(4,574)

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30,	2018	2017
Total net loss for reportable segments	$(396)	$(4,047)
Unallocated amounts:
Other corporate expenses	(760)	(1,016)
Interest expense	(37)	(718)
Change in fair value of contingent earn-out	4	354
Provision for income taxes	(15)	(8)
Consolidated net loss	$(1,204)	$(5,435)

The following table presents the reconciliation of assets (unaudited)(in thousands):

	June 30,	December 31,
	2018	2017
Total assets for reportable segments	$13,462	$12,009
Other assets	1,113	906
Consolidated assets	$14,575	$12,915

The following table presents the reconciliation other significant adjustments (unaudited)(in thousands):

	Segment Totals		Unallocated Amounts		Consolidated Totals
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Depreciation and amortization expense	$182	$267	$—	$—	$182	$267
Interest expense	214	477	24	369	238	846

	Segment Totals		Unallocated Amounts		Consolidated Totals
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
Depreciation and amortization expense	$362	$547	$—	$—	$362	$547
Interest expense	438	690	37	719	475	1,409

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Promissory Notes Sales to LSV Co-Invest I
On January 12, 2018, the Company issued to Lone Star Value Co-Invest I, LP ("LSV Co-Invest I") an unsecured promissory note in the principal amount of $0.5 million in exchange for the same amount in cash (the “LSV Co-Invest I January Note”). The LSV Co-Invest I January Note was issued pursuant to a securities purchase agreement by and between the Company and LSV Co-Invest I dated as of the same date. The LSV Co-Invest I January Note bears interest at 10.0% per annum, with interest payable semiannually; provided, however, LSV Co-Invest I may elect to receive any interest as PIK Interest at an annual rate of 12.0%, so long as any such interest payment is made either (x) entirely in PIK Interest or (y) 50% cash and 50% PIK Interest. Any unpaid principal and interest under the LSV Co-Invest I January Note is due on January 12, 2020. The Company may prepay the LSV Co-Invest I January Note at any time after a specified amount of advance notice to LSV Co-Invest I (subject to certain restrictions under the Company’s existing loan agreements). The LSV Co-Invest I January Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

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

Merger with Digirad Corporation

On September 10, 2018, Digirad announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company (the "ATRM Acquisition"). Under the terms contemplated in a non-binding letter of intent (the "LOI"), ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 26 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.

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

Results of Operations

Net Sales. Net sales were approximately $10.5 million for the three months ended June 30, 2018 compared with approximately $10.8 million for the same period in 2017. The $0.3 million decrease was primarily due to a decrease in KBS’s net sales, which were approximately $4.9 million for the three months ended June 30, 2018 as compared to $6.3 million for the same period in 2017, partially offset by an increase in EBGL net sales which were approximately $5.3 million for the three months ended June 30, 2018 compared to $4.6 million for the comparable period in 2017. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements.
Net sales were approximately $18.2 million for the six months ended June 30, 2018, compared with approximately $20.2 million for the same period in 2017. The $2.0 million decrease was primarily due to a decrease in KBS’s net sales, which were approximately $9.8 million for the six months ended June 30, 2018, as compared to $11.9 million for the same period in 2017. EBGL net sales were primarily unchanged and were approximately $8.4 million for the six months ended June 30, 2018 compared to $8.4 million for the comparable period in 2017. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements.
Cost of Sales. Cost of sales amounted to approximately $9.0 million for the three months ended June 30, 2018, compared to approximately $9.9 million for the same period in 2017. This decrease of approximately $0.9 million was due to the decrease in net sales at KBS and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.
Cost of sales amounted to approximately $16.0 million for the six months ended June 30, 2018, compared to approximately $18.0 million for the same period in 2017. This decrease of approximately $2.0 million was due to the decrease in net sales at KBS and EBGL and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $1.4 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively. SG&A expense was approximately $2.8 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in SG&A expense in the three and six months ended June 30, 2018 and 2017 is primarily due to ongoing cost control measures at KBS, as disclosed in Note 2 to the condensed consolidated financial statements.
Goodwill Impairment Charge. We completed a goodwill impairment assessment as of June 30, 2017, and determined that the value of goodwill related to the EBGL Acquisition was zero versus the carrying value of goodwill of $3.0 million as of that date. Since the acquisition of the EBGL operations, the results of those operations had underperformed the pre-acquisition expectations from a net sales, gross profit margin and net income perspective. Additionally, given the significant increase in raw material costs, more specifically, lumber and sheet goods, the projection of EBGL’s profits were projected to be lower than initially expected. Accordingly, management’s updated projections for the EBGL operations could not support the carrying value of goodwill. Accordingly, we recorded a goodwill impairment charge in the amount of $3.0 million in the three and six months ended June 30, 2017. Goodwill was fully impaired at the end of 2017.
Interest Expense. Interest expense decreased from approximately $0.8 million for the three months ended June 30, 2017 to approximately $0.2 million for the three months ended June 30, 2018 and decreased from approximately $1.4 million for the six months ended June 30, 2017 to approximately $0.5 million for the six months ended June 30, 2018. The decrease is attributable to the decrease in overall debt for the Company from approximately $21.7 million at June 30, 2017 to approximately $12.2 million at June 30, 2018. The decrease in overall debt was a result of the implementation of our strategic initiatives in fiscal 2017 (see Note 2 to the condensed consolidated financial statements). See Notes 12 and 13 to the condensed consolidated financial statements for the six months ended June 30, 2018, for further details of the Company’s outstanding debt.
Change in Fair Value of Contingent Earn-outs, net. We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our balance sheets at June 30, 2018 and 2017 is related to the transfer of our test handler product line to Boston Semi Automation LLC in April 2014. Change in fair value of contingent earn-out receivable during the three and six months ended June 30, 2018 represented a net decrease of approximately $0.2 million and $0.4 million, respectively, in the fair value of this earn-out as a result of timing and payments.
Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $11.0 thousand and $4.0 thousand for the three months ended June 30, 2018 and 2017, respectively, and $15.0 thousand and $8.0 thousand for the six months ended June 30, 2018 and 2017, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived assets, which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.
Net Loss. Net loss for the three months ended June 30, 2018 was approximately $0.2 million as compared to net loss of approximately $4.6 million for the same period in 2017. Net loss for the six months ended June 30, 2018 was approximately $1.2 million as compared to net loss of approximately $5.4 million for the same period in 2017. The decrease was primarily due to the factors described above.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by approximately $0.7 million in the six months ended June 30, 2018.

Net cash used in operating activities. In the six months ended June 30, 2018, cash flows used in operating activities were approximately $1.4 million, consisting primarily of our net loss of $1.2 million and a net decrease in operating assets and liabilities of $0.7 million which primarily included an increase in accounts receivable of $1.2 million, partially offset by an increase in trade accounts payable of $1.8 million. These decreases in operating assets and liabilities were offset by depreciation and amortization expense of $0.4 million. Also, please refer to Note 4 "Revenue Recognition" in the notes to our condensed consolidated financial statements for an explanation of changes due to the adoption of ASC 606.

In the six months ended June 30, 2017, cash flows used in operating activities were approximately $1.6 million, consisting primarily of our net loss of approximately $5.4 million which were partially offset by (i) the non-cash goodwill impairment charge of approximately $3.0 million, (ii) non-cash PIK Interest of approximately $0.6 million, and (iii) approximately $0.9 million of non-cash depreciation amortization and share-based compensation expense, as well as $0.4 million for the non-cash changes in fair value and changes in net working capital of approximately $0.3 million. Working capital changes for the six months ended June 30, 2017 netted to approximately $0.3 million and included a $1.3 million increase in trade accounts receivable due to the timing of customer payments and increased production activity in the quarter ended June 30, 2017, offset by an increase in accounts payable of $0.8 million due to higher production levels and a net increase in other working capital of $0.2 million.

Net cash provided by investing activities. Net cash flows provided by investing activities were approximately $0.2 million for the six-month period ended June 30, 2018 which included $0.2 million proceeds from earn-out consideration. During the six months ended June 30, 2017 included $0.2 million of proceeds from earn-out consideration, partially offset by $0.1 million net purchases of property and equipment.

Net cash provided by financing activities. In the six months ended June 30, 2018, cash flows provided by financing activities were approximately $1.9 million, which included $1.4 million of proceeds from the issuance of long-term debt and approximately $1.1 million of net advances under the KBS Loan Agreement and the EBGL Loan Agreement, partially offset by approximately $0.6 million to reduce principal balances of our long-term debt.

In the six months ended June 30, 2017, cash flows generated by financing activities was approximately $0.8 million, which included approximately $1.3 million of net advances under the KBS Loan Agreement and the EBGL Loan Agreement, $0.6 million of proceeds from the issuance of long-term debt, partially offset by approximately $1.0 million to reduce principal balances of our long-term debt.
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability. We have incurred significant operating losses in recent years and, as of June 30, 2018, we had an accumulated deficit of approximately $90.1 million.  At June 30, 2018, we had outstanding debt of approximately $12.2 million.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of June 30, 2018, we had outstanding debt totaling approximately $12.2 million. Our debt primarily included (i) $4.2 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement (the "Premier Loan Agreement") with Premier Bank ("Premier"), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the "EBGL Loan Agreement"). We also have obligations to make $0.5 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $0.1 million, inclusive of interest, through November 1, 2018 and have $1.4 million unsecured promissory notes payable to LSV Co-Invest I, a related party, with interest payable semi-annually with any unpaid principal and interest due on January 12, 2020, (“LSVI Co-Invest I Notes Payable”, otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note).
At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2017, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year of the loan agreements, as KBS’s net annual post-tax loss for the fiscal year ended December 31, 2017 was $1.9 million; and (iii) a requirement to deliver the Company’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. In August 2017, Gerber Finance provided us with a waiver for these events.As of December 31, 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within P105D from the fiscal year ended December 31, 2018. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019 and June 2019, we obtained a waiver from Gerber Finance for these events. In addition, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018. The Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS for 2019.
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

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on their evaluation of our disclosure controls and procedures and due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with oversight by the Board, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation and due to the material weaknesses described below, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of June 30, 2018.
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

•	Engage external consultants to provide support related to more complex applications of GAAP and document and assess our accounting policies and procedures for existing accounts and processes.

•	At EBGL, we are in the process of implementing improvements in internal processes, procedures and controls and establishing regular reporting and routine management oversight.

•	The Company is in the process of analyzing its system limitations and designing or implementing system upgrades to be able to properly track production costs.
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

10.1
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