Form 10-Q
period 2018-09-30
ATRM Holdings, Inc.
filed 2019-06-26
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

As of June 14, 2019, 2,576,219 shares of Common Stock of the Registrant were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$47	$48
Restricted cash	1,073	482
Accounts receivable, net	3,128	3,840
Costs and estimated profit in excess of billings	—	565
Inventories	1,730	1,285
Fair value of contingent earn-out receivable, current	117	373
Other current assets	277	216
Total current assets	6,372	6,809
Property, plant and equipment, net	4,235	4,456
Fair value of contingent earn-out receivable, noncurrent	—	61
Intangible assets, net	1,352	1,589
Total assets	$11,959	$12,915
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$6,023	$5,969
Current portion of long-term debt	232	1,068
Trade accounts payable	6,414	4,856
Customer deposits	294	—
Billings in excess of costs and estimated profit	—	983
Accrued compensation	475	416
Other accrued liabilities	2,240	2,370
Total current liabilities	15,678	15,662
Long-term debt	4,565	3,061
Deferred income taxes	28	28
Total long-term liabilities	4,593	3,089
Total liabilities	20,271	18,751

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 597,139 shares issued and outstanding at September 30, 2018 and 546,466 shares issued and outstanding at December 31, 2017	1	—
Common stock, $.001 par value; 7,500,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 2,396,219 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	83,075	83,014
Accumulated deficit	(91,390)	(88,852)
Total shareholders' deficit	(8,312)	(5,836)
Total liabilities and shareholders' deficit	$11,959	$12,915
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$8,310	$10,246	$26,469	$30,473
Costs and expenses:
Cost of sales	8,075	10,063	24,118	28,099
Selling, general, and administrative expenses	1,299	1,481	4,133	5,100
Goodwill impairment charge	—	—	—	3,020
Total costs and expenses	9,374	11,544	28,251	36,219
Operating loss	(1,064)	(1,298)	(1,782)	(5,746)

Other (expense) income:
Interest expense, net	(266)	(621)	(741)	(2,030)
Change in fair value of contingent earn-outs, net	1	4	5	434
Loss before income taxes	(1,329)	(1,915)	(2,518)	(7,342)
Income tax expense	(5)	(2)	(20)	(10)
Net loss	(1,334)	(1,917)	(2,538)	(7,352)
Preferred stock dividend	(435)	(9)	(1,267)	(9)
Net loss attributable to common shareholders	$(1,769)	$(1,926)	$(3,805)	$(7,361)

Net loss per share, basic and diluted	$(0.74)	$(0.81)	$(1.59)	$(3.11)
Weighted average common shares outstanding, basic and diluted	2,396	2,366	2,396	2,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,538)	$(7,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	554	726
Amortization expense, deferred financing costs	56	312
Share-based compensation expense	62	51
Gain on sale of equipment	(1)	(11)
Unrealized loss (gain) on lumber derivatives	71	(27)
Deferred income taxes	—	8
Change in fair value of contingent earn-out receivable	(5)	(358)
Change in fair value of contingent earn-out payable	—	(76)
Accrued interest	—	1,331
Imputed interest on seller deferred payment obligations	65	36
Goodwill impairment charge	—	3,020
Changes in operating assets and liabilities:
Accounts receivable	712	(1,259)
Costs and estimated profit in excess of billings	565	120
Inventories	(445)	93
Other current assets	(130)	82
Trade accounts payable	1,558	960
Customer deposits	294	—
Billings in excess of costs and estimated profit	(983)	(47)
Accrued compensation	60	41
Other accrued liabilities	(131)	104
Net cash used in operating activities	(236)	(2,246)
Cash flows from investing activities:
Proceeds from earn-out consideration	322	400
Purchase of property and equipment	(33)	(403)
Proceeds from sale of equipment	24	37
Net cash provided by investing activities	313	34
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,437	567
Proceeds from revolving line of credit	24,005	34,003
Principal payments on revolving line of credit	(23,989)	(31,961)
Payment of deferred financing costs	(18)	16
Principal payments on long-term debt	(922)	(1,306)
Net cash provided by financing activities	513	1,319
Net increase (decrease) in cash, cash equivalents and restricted cash	590	(893)
Cash, cash equivalents and restricted cash at beginning of period	530	1,397
Cash, cash equivalents and restricted cash at end of period	$1,120	$504
Supplemental cash flow information
Cash paid for interest expense	$675	$921
Supplemental disclosure of non-cash investing and financing activities
PIK payment of preferred stock dividend	$(410)	$—
Deferred financing costs recorded in accounts payable	$—	$55
Decrease in fair value of contingent earn-out payable for restructuring of contingent earn-out payable	$—	$(891)
Increase in long-term debt for restructuring of contingent earn-out payable	$—	$891
Decrease in long-term debt exchanged for preferred stock	$—	$(12,865)
Increase in equity for preferred stock exchange	$—	$13,255
Decrease in other accrued liabilities (accrued interest) for preferred stock exchange	$—	$(390)
Increase in accrued liabilities for accrued in-kind dividend on Series B Stock	$—	$9
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
The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year or any future period.
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
2.     GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability. We have incurred significant operating losses in recent years and, as of September 30, 2018, we had an accumulated deficit of approximately $91.4 million.  At September 30, 2018, we had outstanding debt of approximately $10.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of September 30, 2018, we had outstanding debt totaling approximately $10.8 million. Our debt primarily included (i) $3.8 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement (the "Premier Loan Agreement") with Premier Bank ("Premier"), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the "EBGL Loan Agreement"). We also have obligations to make $0.2 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $0.1 million, inclusive of interest, through November 1, 2018, and have $1.4 million in unsecured promissory notes payable to Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), a related party, with interest payable semi-annually with any unpaid principal and interest due on January 12, 2020, (“LSVI Co-Invest I Notes Payable”, otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note).
At the applicable test dates, we were not in compliance with the following financial covenants under our loan agreements: (i) a requirement for KBS to maintain a minimum leverage ratio of 7:1 for the fiscal year ended December 31, 2017, as its actual leverage ratio for such period was negative; (ii) a requirement for KBS not to incur a net annual post-tax loss in any fiscal year

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the Company’s 10.00% Series B Cumulative Preferred Stock ("Series B Stock");

•
As discussed in Note 13, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company generally requires deposits prior to the start of production of customer orders. The Company will not finance any part of the sale. The full balance is due upon delivery. Below is a summary of deposits utilized during the year by operating segment:

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Modular Home Manufacturing	Structured Wall Panel Manufacturing	Total
(in thousands)
June 30, 2018	$682	$300	$982
Revenue recognized that was included in deposit at beginning of period	(682)	(300)	(982)
Increase due to cash received, excluding amounts recognized as revenue during the period	290	4	294
September 30, 2018	$290	$4	$294

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

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is set forth in the tables below:

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of September 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$1,730	$(493)	$1,237
Costs and estimated profit in excess of billings	—	734	734
Billings in excess of costs and estimated profit	—	408	408
Customer deposits	294	(294)	—

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$(445)	$493	$48
Costs and estimated profit in excess of billings	565	(734)	(169)
Billings in excess of costs and estimated profit	(983)	(408)	(1,391)
Customer deposits	294	294	—

5.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (unaudited)(in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$47	$48
Restricted cash	1,073	482
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,120	$530

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amounts included in restricted cash represent $1.0 million on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS loan agreement and an additional $0.1 million on deposit with INTL FC Stone related to our lumber commodity hedging program.

6.     FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following (unaudited)(in thousands):

	September 30, 2018	December 31, 2017
Lumber derivative contracts (Level 1)	$(71)	$9

Contingent earn-out receivable (based on Level 3 inputs):
Current portion	$117	$373
Noncurrent portion	—	61
Total	$117	$434

Our Level 1 assets (lumber derivative contracts) fair value is based upon quoted market prices and is included in other current assets in the Condensed Consolidated Balance Sheet.

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (unaudited)(in thousands):

Earn-out Receivable (1)
Balance at December 31, 2017	$434
Add – adjustment based on re-assessments	7
Subtract – settlements	(324)
Balance at September 30, 2018	$117

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014.

Quantitative information about Level 3 fair value measurements on a recurring basis at September 30, 2018, is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input Amount	Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total revenue for the remaining royalty period	$6.9 million
		Discount rate	2.41% to 2.64%

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2017 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input Amount	Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total revenue for the remaining royalty period	$6.9 million
		Discount rate	2.41% to 2.64%

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    DERIVATIVES

The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At September 30, 2018, the Company had a net long (buying) position of 440,000 board feet under four lumber derivatives contracts with a fair value of $(71.4) thousand, which is included in other current assets. At September 30, 2017, the Company had a net long position of 1,210,000 board feet under eleven different derivative call contracts with a fair value of $40.9 thousand. The Company had restricted cash on deposit with the broker totaling $102.8 thousand at September 30, 2018.
Gains and losses from derivative instruments, none of which are designated as hedging instruments, are recorded in cost of goods sold in the Company’s statements of operations and included the following (unaudited)(in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Realized (loss) gain, net	$(112)	$25
Unrealized (loss), net	(65)	(71)
Total	$(177)	$(46)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Realized loss, net	$(3)	$(3)
Unrealized gain, net	27	27
Total	$24	$24

8.    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (unaudited)(in thousands):

	September 30, 2018	December 31, 2017
Contract billings	$2,907	$3,751
Retainage	291	274
Subtotal	3,198	4,025
Less – allowance for doubtful accounts	(70)	(185)
Accounts receivable, net	$3,128	$3,840

Retainage balances are expected to be collected within the next twelve months.

9.    INVENTORIES

Inventory is comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,237	$1,285
Work-in-process	368	—
Finished goods	125	—
Inventories, net	$1,730	$1,285

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (unaudited)(in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Tradenames	$394	$—	$394	$394	$—	$394
Finite-lived intangible assets:
Customer relationships	2,097	(1,139)	958	2,097	(902)	1,195
Purchased backlog	—	—	—	1,290	(1,290)	—
Total	2,097	(1,139)	958	3,387	(2,192)	1,195
Total intangible assets	$2,491	$(1,139)	$1,352	$3,781	$(2,192)	$1,589

Amortization expense amounted to approximately $79.0 thousand and $237.0 thousand for the three and nine months ended September 30, 2018, respectively, and approximately $79.0 thousand and $0.4 million for the three and nine months ended September 30, 2017, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (unaudited)(in thousands):

2018 (three months)	$79
2019	315
2020	315
2021	164
2022	85
Thereafter	—
Total	$958

11.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (unaudited)(in thousands):

	September 30, 2018	December 31, 2017
Accrued taxes (1)	$1,719	$1,562
Other	226	33
Accrued sales rebates	154	420
Accrued interest expense	86	20
Accrued warranty	55	50
Accrued health insurance costs	—	285
Total other accrued liabilities	$2,240	$2,370

(1) Primarily includes accrued sales and use taxes.

Changes in accrued warranty are summarized below (unaudited)(in thousands):

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Accrual balance, beginning of period	$50	$49
Accruals for warranties	5	71
Settlements made	$—	$(67)
Accrual balance, end of period	$55	$53

12.    NOTES PAYABLE
As of September 30, 2018, we had outstanding revolving lines of credit of approximately $6.0 million. Our notes payable primarily included (i) $3.8 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At September 30, 2018, approximately $3.8 million was outstanding under the KBS Loan Agreement, which, after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $3.8 million on the Condensed Consolidated Balance Sheet.
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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with EBGL’s entry into the Premier Loan Agreement, and on the same date, EBGL repaid in full all of their obligations under and terminated the EBGL Loan Agreement. Pursuant to the termination of the EBGL Loan Agreement, all obligations of the Company in favor of Gerber Finance in connection with the EBGL Loan Agreement were extinguished.

13.    LONG-TERM DEBT

Long-term debt is comprised of the following (unaudited)(in thousands):

	September 30, 2018	December 31, 2017
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate), supported by pledge agreement between LSVI and Gerber Finance of up to $3.0 million plus additional fees	$3,000	$3,000
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	909	—
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	528	—
Amended deferred payments to EBGL Sellers, inclusive of interest (imputed at 15.14%), monthly payments of $100,000 beginning on August 1, 2017 through November 1, 2018; amount paid in full in November 2018	199	1,034
Vehicle financing, interest at 5.9% per annum, due June 20, 2023	83	—
EBGL computer equipment and software financing, secured by underlying assets, interest at 9.0% per annum, payable in monthly installments of $1,105 per month, through May 2022	41	48
KBS software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	25	35
Revolving equipment credit line, unsecured	12	12
Total long-term debt	4,797	4,129
Current portion	(232)	(1,068)
Noncurrent portion	$4,565	$3,061

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
On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer, Chief Financial Officer and former Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants was amounted to approximately $16.9 thousand and $50.6 thousand for the three and nine months ended September 30, 2017, respectively, and is included in the caption “Selling, general and administrative expenses” in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $3.2 thousand has been recognized on a straight-line basis through October 19, 2017, subject to forfeitures.
On December 18, 2017, ATRM granted 70,000 restricted shares of the Company's common stock to its directors and its Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $1.18 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amount to approximately $20.8 thousand and $61.8 thousand for the three and nine months ended September 30, 2018 and is included in the caption "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $17.7 thousand will be recognized on a straight-line basis through December 18, 2018, subject to forfeitures.
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
At September 30, 2018, we have recorded a deferred tax liability of $28.2 thousand for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

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
The following table presents certain financial information regarding each reportable segment (unaudited)(in thousands):

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Segment net sales	$3,127	$6,045	$5,183	$4,201	$8,310	$10,246
Depreciation and amortization expense	139	128	53	50	192	178
Interest expense, net	81	99	141	132	222	231
Segment net (loss) income	(269)	(816)	(735)	(405)	(1,004)	(1,221)
Total segment assets	6,917	7,657	3,922	4,795	10,839	12,452
Expenditures for segment assets	—	286	2	11	2	297

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
Segment net sales	$12,918	$17,935	$13,551	$12,538	$26,469	$30,473
Depreciation and amortization expense	403	375	151	351	554	726
Interest expense, net	255	278	405	644	660	922
Segment net (loss) income	(488)	(1,121)	(912)	(4,147)	(1,400)	(5,268)
Total segment assets	6,917	7,657	3,922	4,795	10,839	12,452
Expenditures for segment assets	12	315	107	88	119	403

     Reconciliation of Segment Information (unaudited)(in thousands)

The following table presents the reconciliation of revenues (in thousands):

Three Months Ended September 30,	2018	2017
Total net sales for reportable segments	$8,310	$10,246
Consolidated net sales	$8,310	$10,246

Nine Months Ended September 30,	2018	2017
Total net sales for reportable segments	$26,469	$30,473
Consolidated net sales	$26,469	$30,473

The following table presents the reconciliation of net loss (unaudited)(in thousands):

Three Months Ended September 30,	2018	2017
Total net loss for reportable segments	$(1,004)	$(1,221)
Unallocated amounts:
Other corporate expenses	(282)	(308)
Interest expense	(44)	(390)
Change in fair value of contingent earn-out	1	4
Provision for income taxes	(5)	(2)
Consolidated net loss	$(1,334)	$(1,917)

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30,	2018	2017
Total net loss for reportable segments	$(1,400)	$(5,268)
Unallocated amounts:
Other corporate expenses	(1,042)	(1,324)
Interest expense	(81)	(1,108)
Change in fair value of contingent earn-out	5	358
Provision for income taxes	(20)	(10)
Consolidated net loss	$(2,538)	$(7,352)

The following table presents the reconciliation of assets (unaudited)(in thousands):

	September 30,	December 31,
	2018	2017
Total assets for reportable segments	$10,839	$12,009
Other assets	1,120	906
Consolidated assets	$11,959	$12,915

The following table presents the reconciliation other significant adjustments (unaudited)(in thousands):

	Segment Totals		Unallocated Amounts		Consolidated Totals
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Depreciation and amortization expense	$192	$178	$—	$—	$192	$178
Interest expense	222	231	44	390	266	621

	Segment Totals		Unallocated Amounts		Consolidated Totals
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
Depreciation and amortization expense	$554	$726	$—	$—	$554	$726
Interest expense	660	922	81	1,108	741	2,030

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
KBS Loan Agreement
On October 1, 2018, the parties to the KBS Loan Agreement entered into an Eighth Agreement of Amendment to the Loan and Security Agreement to extend the availability of up to $0.6 million of over advances to KBS above the borrowing base in order to provide KBS with additional working capital. The overadvance was scheduled to be paid down by $75.0 thousand per week beginning January 4, 2019 in order to be fully repaid on or before February 23, 2019 to coincide with the expiration date of the line of credit. As the line was automatically renewed through February 23, 2020, Gerber Finance has subsequently agreed to begin the scheduled pay down o f$75.0 thousand per week to begin on February 15, 2019 for eight weeks with final repayment scheduled for April 8, 2019. The $0.6 million overadvance was paid in full on April 3, 2019.

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Merger with Digirad Corporation

On September 10, 2018, Digirad announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company (the "ATRM Acquisition"). Under the terms contemplated a non-binding letter of intent (the "LOI"), ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 18 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.

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

Results of Operations

Net Sales. Net sales were approximately $8.3 million for the three months ended September 30, 2018 compared with approximately $10.2 million for the same period in 2017. The $1.9 million decrease was primarily due to a decrease in KBS’s net sales, which were approximately $3.1 million for the three months ended September 30, 2018 as compared to $6.0 million for the same period in 2017 partially offset by an increase in EBGL net sales which were approximately $5.2 million for the three months ended September 30, 2018 compared to $4.2 million for the comparable period in 2017. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements.
Net sales were approximately $26.5 million for the nine months ended September 30, 2018 compared with approximately $30.5 million for the same period in 2017. The $4.0 million decrease was primarily due to a decrease in KBS’s net sales, which were approximately $13.0 million for the nine months ended September 30, 2018 as compared to $17.9 million for the same period in 2017 offset by an increase in EBGL net sales which were approximately $13.6 million for the nine months ended September 31, 2018 compared to $12.5 million for the comparable period in 2017. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements.
Cost of Sales. Cost of sales amounted to approximately $8.1 million for the three months ended September 30, 2018, compared to approximately $10.1 million for the same period in 2017. This decrease of approximately $2.0 million was due to the decrease in net sales at KBS and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.
Cost of sales amounted to approximately $24.1 million for the nine months ended September 30, 2018, compared to approximately $28.1 million for the same period in 2017. This decrease of approximately $4.0 million was due to the decrease in net sales at KBS and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense was approximately $1.3 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively. SG&A expense was approximately $4.1 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in SG&A expense for the three and nine months ended September 30, 2018 and 2017 is primarily due to ongoing cost control measures at KBS, as disclosed in Note 2 to the condensed consolidated financial statements.
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
Interest Expense. Interest expense decreased from approximately $0.6 million for the three months ended September 30, 2017 to approximately $0.3 million for the three months ended September 30, 2018 and decreased from approximately $2.0 million for the nine months ended September 30, 2017 to approximately $0.7 million for the nine months ended September 30, 2018. The decrease is attributable to the decrease in overall debt for the Company from approximately $10.1 million at September 30, 2017 to approximately $10.8 million at September 30, 2018. The decrease in overall debt was a result of the implementation of our strategic initiatives in fiscal 2017 (see Note 2 to the condensed consolidated financial statements). See Notes 12 and 13 to the condensed consolidated financial statements for further details of the Company’s outstanding debt.
Change in Fair Value of Contingent Earn-outs, net. We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our balance sheets at September 30, 2018 and 2017 is related to the transfer of our test handler product line to Boston Semi Automation LLC in April 2014. Change in fair value of contingent earn-out receivable during the three and nine months ended September 30, 2018 represented a net decrease of approximately $3.0 thousand and $0.4 million, respectively, in the fair value of this earn-out as a result of timing and payments.
Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $5.0 thousand and $2.0 thousand for the three months ended September 30, 2018 and 2017, respectively, and $20.0 thousand and $10.0 thousand for the nine months ended September 30, 2018 and 2017, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived assets, which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.
Net Loss. Net loss for the three months ended September 30, 2018 was approximately $1.3 million as compared to net loss of approximately $1.9 million for the same period in 2017. Net loss for the nine months ended September 30, 2018 was approximately $2.5 million as compared to net loss of approximately $7.4 million for the same period in 2017. The decrease was primarily due to the factors described above.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by approximately $0.6 million in the nine months ended September 30, 2018.

Net cash used in operating activities. In the nine months ended September 30, 2018, cash flows used in operating activities were approximately $0.2 million, consisting primarily of our net loss of $2.5 million offset by depreciation and amortization of $0.6 million and a net increase in operating assets and liabilities of $1.6 million which primarily included an increase in trade accounts payable of $1.6 million, a decrease in accounts receivable of $0.7 million, a decrease in other current assets of $0.1 million and a decrease in other accrued liabilities of $0.1 million. Also, please refer to Note 4 "Revenue Recognition" in the notes to our condensed consolidated financial statements for an explanation of changes due to the adoption of ASC 606.

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

Net cash provided by investing activities. Net cash flows provided by investing activities were approximately $0.3 million for the nine-month period ended September 30, 2018 which included $0.3 million proceeds from earn-out consideration. Net cash flows provided by investing activities for the nine months ended September 30, 2017 included $0.4 million proceeds from earn-out consideration, partially offset by $0.4 million net purchases of property and equipment.

Net cash provided by financing activities. In the nine months ended September 30, 2018, cash flows provided by financing activities were approximately $0.5 million, which included $1.4 million of proceeds from the issuance of long-term debt partially offset by approximately $0.9 million to reduce principal balances of our long-term debt.

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

We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability. We have incurred significant operating losses in recent years and, as of September 30, 2018, we had an accumulated deficit of approximately $91.4 million.  At September 30, 2018, we had outstanding debt of approximately $10.8 million.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of September 30, 2018, we had outstanding debt totaling approximately $10.8 million. Our debt primarily included (i) $3.8 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.2 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement (the "Premier Loan Agreement") with Premier Bank ("Premier"), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the "EBGL Loan Agreement"). We also have obligations to make $0.2 million in deferred cash payments to the sellers of EBGL, payable in monthly installments of $0.1 million, inclusive of interest, through November 1, 2018, and have $1.4 million unsecured promissory notes payable to LSV Co-Invest I, a related party, with interest payable semi-annually with any unpaid principal and interest due on January 12, 2020, (“LSVI Co-Invest I Notes Payable”, otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note).
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

•
As discussed in Note 13, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

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

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on their evaluation of our disclosure controls and procedures and due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with oversight by the Board, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation and due to the material weaknesses described below, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of September 30, 2018.
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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults on Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

23.1	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: June 26, 2019	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)