Form 10-K
period 2018-12-31
ATRM Holdings, Inc.
filed 2019-06-26
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2018
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

As of June 14, 2019, there were 2,576,219 shares outstanding of the registrant’s common stock.

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

Customers

Our customers include residential home builders, general contractors, owners/developers of commercial buildings, and individual retail customers. With regards to KBS, since 2014, we have pursued a strategy of moving away from very large, complex commercial projects to focus on single-family residential homes and smaller commercial projects, which has helped to further diversify our customer base and limit our exposure to any one customer or project. However, we continue to rely on a limited number of customers for a substantial percentage of our net sales. Two customers, each commercial builders, accounted for approximately 10.4% and 10.8%, respectively, of our total net sales in 2018. In 2017, no single customer accounted for more than 10% of our total net sales.

Competition

KBS is a regional manufacturer of modular housing units. KBS’s market is the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). Several modular manufacturers are located in these New England states and in nearby Pennsylvania. Some competitors have manufacturing locations in Canada and ship their products to the United States. KBS’s competitors include Apex Homes, Commodore Corporation, Skyline Champion Homes, Custom Building Systems, Durabuilt, Excel Homes, Huntington Homes (VT), Icon Legacy Homes, Kent Homes (Canada), Maple Leaf Homes (Canada), Muncy Homes, New England Homes, New Era, PennWest, Premier Builders (PA), Professional Builders Systems, RCM (Canada), Redmond Homes, Ritzcraft, Simplex Homes,  Westchester Modular.

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

Sales and Marketing

In fiscal year 2018, sales of residential homes and commercial structures represented approximately 57% and 43%, respectively, of total net sales. In 2018, all sales were shipped within the United States.

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

Employees

As of December 31, 2018, we had 144 employees. Of our 144 employees, 100 serve in manufacturing, 6 in sales, marketing, and customer service, and 38 in general administration and finance. None of our employees are represented by a labor union or are subject to any collective bargaining agreement and we believe that our employee relations are satisfactory.

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

We have incurred significant operating losses in recent years and, as of December 31, 2018, we had an accumulated deficit of approximately $92.4 million. There can be no assurance that we will generate sufficient revenue in the future to cover our expenses and achieve profitability on a consistent basis or at all.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2018, we had outstanding debt totaling approximately $11.7 million. Our debt primarily included (i) $3.7 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the “KBS Loan Agreement”) with Gerber Finance Inc. (“Gerber Finance”), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”). We also have debt with related parties which includes (i) $1.4 million of unsecured promissory notes with Lone Star Value Co-Invest I, LLP ("LSV Co-Invest I") with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (“LSVI Co-Invest I Notes Payable”, otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note) (ii) $0.3 million of unsecured promissory notes with Lone Star Value Management, LLC ("LSVM"), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020("LSVM Note"), and (iii) a $0.3

million unsecured promissory note with Digirad Corporation ("Digirad")(NASDAQ: DRAD), with interest payable at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months, with any unpaid principal and interest due on December 14, 2020.

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

We have material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018.

As disclosed in Part II, Item 9A “Controls and Procedures” of this Form 10-K, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2018 due to material weaknesses in our internal control over financial reporting related to inadequate accounting processes and internal control procedures. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part II, Item 9A “Controls and Procedures” of this Form 10-K.

The report of our independent registered public accounting firm contains an emphasis paragraph regarding the substantial doubt about our ability to continue as a “going concern.”

The audit report of our independent registered public accounting firm covering the December 31, 2018 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and net capital deficiency, among other matters, raise substantial doubt about our ability to continue as a going concern.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  As of December 31, 2018, we had an accumulated deficit of approximately $92.4 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved over 2017, remains negative, which has required us to generate funds from investing and financing activities. At December 31, 2018, we had outstanding debt of approximately $11.7 million. To date, our operating losses have been funded primarily from investing and financing activities.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, no assurance can be given that additional capital will be available when required or on terms acceptable to us. If we are unsuccessful in our efforts to raise any such additional capital, we would be required to take actions that could materially and adversely affect our business, and we may not be able to continue operations. Additionally, a failure to generate additional liquidity could negatively impact our access to materials or services that are important to the operation of our business. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause third parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

We have a few customers that account for a significant portion of our revenues, and the loss of these customers, or decrease in their demand for our products, could have a material adverse effect on our results.

We rely on a limited number of customers for a substantial percentage of our net sales and accounts receivable. Two customers, each commercial builders, accounted for approximately 10.4% and 10.8%, respectively, of our total net sales in 2018. A reduction, delay, or cancellation of orders from one or more of these significant customers, or the loss of one or more of these customers, would likely have an adverse impact on our operating results.

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

Our common stock is currently quoted on the OTC Pink market of the OTC Markets Group, Inc. under the symbol “ATRM.” Trading of securities on this quotation service is generally limited and is effected on a less regular basis than on exchanges such as NASDAQ. The average daily trading volume in our common stock during the fiscal year 2018 was approximately 900 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of securities could result in significant price fluctuations and it may be difficult for holders to sell their securities without depressing the market price for such securities.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. income tax purposes may be limited.

As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) of approximately $104.7 million and state NOLs of approximately $23.3 million.  Significant changes that impact the Company in the TCJA include a limitation on the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward. The TCJA also reduced the corporate income tax rate to 21%, from a prior rate of 35%, which may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Further, our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

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

As of June 14, 2019, Jeffrey E. Eberwein, the Chairman of the Company’s Board of Directors (the "Board"), owned approximately 17% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad Corporation ("Digirad") and beneficially owns 869,152 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of LSVM, which is the investment manager of Lone Star Value Investors, LP ("LSVI") and LSV Co-Invest. LSVI owns 222,577 shares of the Company’s 10.0% Series B Cumulative Preferred Stock ("Series B Stock") and another 374,562 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.

In addition to stock, LSV Co-Invest I also holds unsecured promissory notes of the Company with the principal amount totaling $1.4 million, LSVM holds an unsecured note with a principal amount totaling $0.3 million; and LSVI has pledged up to $3.0 million plus additional fees as collateral for a long term debt.

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
From time to time, in the ordinary course of ATRM's business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM's Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Pink market of the OTC Markets Group, Inc. under the symbol “ATRM.”

Holders

As of June 14, 2019, we had approximately 90 shareholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our operations and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements set forth in Part IV, Item 15, "Financial Statements of Registrant" of this Form 10-K (the "Consolidated Financial Statements"), and the notes thereto, and other financial information appearing elsewhere in this Form 10-K. All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Results of Operations

Selected consolidated statement of operations data for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018		2017
Net sales	$34,477	100.0%	$40,553	100.0%
Cost of sales	31,501	91.4%	37,668	92.9%
Selling, general and administrative	5,501	16.0%	6,690	16.5%
Goodwill impairment charge	—	—%	3,020	7.4%
Total costs and expenses	37,002	107.3%	47,378	116.8%
Net operating loss from continuing operations	$(2,525)	(7.3)%	$(6,825)	(16.8)%

Net Sales

Our net sales by product line and as a percentage of total sales for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018		2017
Residential Homes	$19,486	57%	$27,722	68%
Commercial Structures	14,991	43%	12,831	32%
Total	$34,477	100%	$40,553	100%

Net sales were approximately $34.5 million in 2018 compared to approximately $40.6 million in 2017. The $6.1 million decrease was primarily due to a decrease in KBS’s net sales, which were approximately $16.9 million for 2018 as compared to $24.2 million for 2017, offset by an increase in EBGL net sales which were approximately $17.6 million for 2018 compared to $16.5 million for 2017. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the Consolidated Financial Statements.

Cost of Sales

Cost of sales amounted to approximately $31.5 million for 2018, compared to approximately $37.7 million for 2017. This decrease of approximately $6.2 million was due to the decrease in net sales at KBS and also reflects the results of the Company's strategic initiatives at KBS, including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the Consolidated Financial Statements, resulting in lower direct and overhead costs.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense was approximately $5.5 million and $6.7 million for 2018 and 2017, respectively. The decrease in SG&A expense of approximately $1.2 million is primarily due to ongoing cost control measures at KBS, as disclosed in Note 2 to the Consolidated Financial Statements.
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
Interest Expense

Interest expense decreased by approximately $1.3 million from approximately $2.3 million for 2017 to approximately $1.0 million for 2018. The decrease is attributable to the Company's implementation of its strategic initiatives to refinance debt. See Notes 2, 15 and 16 to the Consolidated Financial Statements for further details of the Company’s strategic initiatives and outstanding debt.
Change in Fair Value of Contingent Earn-Outs

We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our consolidated balance sheets at December 31, 2018 and 2017 is related to the transfer of our test handler product line to BSA in April 2014. The change in fair value of contingent earn-out receivable during 2018 represented a net decrease of approximately $0.4 million in the fair value of this earn-out as a result of our assessments of the fair value of this earn-out as a result of timing and payments.
Income Taxes

Since 2009, we have maintained a valuation allowance to fully reserve our net deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity. We recorded no income tax expense in fiscal 2018, and income tax expense of $11.0 thousand in fiscal 2017, which represented deferred income tax expense associated with taxable differences related to our indefinite-lived intangible assets which are omitted from the calculation of our valuation allowance due to unpredictability of the reversal of these differences.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by approximately $0.2 million in 2018.

Cash flows used in operating activities. In 2018, cash flows used in operating activities were approximately $1.5 million, consisting primarily of our net loss of approximately $3.5 million which were partially offset by depreciation and amortization expense of $0.7 million and changes in operating assets and liabilities of approximately $0.9 million. Changes in operating assets and liabilities for 2018 netted to approximately $1.3 million and primarily included a $1.4 million increase in trade accounts payable partially offset by a $0.4 million increase in accounts receivable. Also, please refer to Note 5 "Revenue Recognition" in the notes to our Consolidated Financial Statements for an explanation of changes due to the adoption of ASC 606, Revenue From Contracts With Customers ("ASC 606").

In 2017, cash flows used in operating activities were approximately $2.0 million, consisting primarily of our net loss of approximately $8.7 million which were partially offset by (i) the non-cash goodwill impairment charge of approximately $3.0 million, (ii) non-cash paid-in-kind interest ("PIK Interest") of approximately $1.3 million, and (iii) approximately $1.4 million of non-cash depreciation and amortization and share-based compensation expense, as well as $0.4 million for the non-cash changes in fair value and changes in net working capital of approximately $0.8 million. Working capital changes for 2017 netted to approximately $0.8 million and included a $1.3 million increase in trade accounts receivable due to the timing of customer payments and increased production activity in 2017, offset by an increase in accounts payable of $1.1 million due to higher production levels.

Cash flows provided by investing activities. Net cash flows provided by investing activities were approximately $0.4 million and approximately $0.1 million for 2018 and 2017, respectively. Net cash flows provided by investing activities for 2018 included $0.4 million of proceeds from earn-out consideration. Net cash flows provided by investing activities for 2017 included $0.5 million of proceeds from earn-out consideration, partially offset by $0.4 million of net purchases of property and equipment.

Cash flows provided by financing activities. In 2018, cash flows provided by financing activities was approximately $1.3 million, which included approximately $2.0 million of proceeds from the issuance of long-term debt and approximately $0.5 million of net advances under the KBS Loan Agreement and the EBGL Loan Agreement, partially offset by the approximately $1.1 million to reduce principal balances of our long-term debt. In 2017, cash flows provided by financing activities was approximately $1.0 million, which included approximately $2.2 million of net advances under the KBS Loan Agreement and the EBGL Loan Agreement, $0.5 million of proceeds from the issuance of long-term debt, partially offset by the approximately $1.7 million to reduce principal balances of our long-term debt.

We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for 2018. We have incurred significant operating losses in recent years and, as of December 31, 2018, we had an accumulated deficit of approximately $92.4 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved over 2017, remains negative, which has required us to generate funds from investing and financing activities. At December 31, 2018, we had outstanding debt of approximately $11.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2018, we had outstanding debt totaling approximately $11.7 million. Our debt primarily included (i) $3.7 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the “KBS Loan Agreement”) with Gerber Finance, and $3.0 million principal outstanding under the Acquisition Loan Agreement, and (ii) $2.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under the EBGL Loan Agreement. We also have debt with related parties which includes (i) $1.4 million of unsecured promissory notes with LSV Co-Invest I with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (“LSVI Co-Invest I Notes Payable”, otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note) (ii) $0.3 million of unsecured promissory notes with LSVM, with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020("LSVM Note"), and (iii) a $0.3 million unsecured promissory note with Digirad Corporation ("Digirad")(NASDAQ: DRAD), with interest payable at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months, with any unpaid principal and interest due on December 14, 2020.

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

•
As discussed in Note 16, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of their real estate properties (see further discussion in Note 26); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.

On September 10, 2018, ATRM entered into a non-binding letter of intent (the "LOI") relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad Corporation ("Digirad') (NASDAQ: DRAD). Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 26 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.
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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018 or 2017.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Significant estimates include those related to revenue recognition, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of inventories, contingent consideration, intangible assets and other long-lived assets, deferred income taxes, warranty obligations, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the Consolidated Financial Statements.

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

Inventories: Inventories consist primarily of lumber and other commodity-type building materials and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories include work in process and finished goods not yet delivered. Direct and indirect costs incurred on contracts in process, such as direct and indirect materials, labor and overhead are capitalized to inventory. Materials purchased, and costs incurred for specific contracts are recorded in cost of sales when the related contract revenue is recognized. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand.

Property, Plant and Equipment: Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows: buildings and improvements - 30 years; machinery and equipment - 3 to 7 years. Leasehold improvements will be depreciated over the shorter of lease term or economic life. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded. Leasehold improvements are depreciated over the shorter of the lease or economic life. Maintenance and repairs are expensed as incurred and major improvements are capitalized.

Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year. See Notes 9 and 13 to the Consolidated Financial Statements.

Impairment of Long-Lived Assets with Finite Lives: Long-lived assets held and used by us which have finite lives, including fixed assets and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2018 or 2017.

Revenue Recognition: KBS manufactures both single-family residential homes as well as commercial structures. Commercial structures, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Under commercial contracts the Company manufactures, delivers and sets the modular units on the foundation with little or no final on-site work required (which includes on-site electrical, plumbing or heating and air conditioning services). Generally, KBS’s contracts for residential homes do not include site work, which is typically performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

EdgeBuilder manufactures structural wall panels and permanent wood foundations pursuant to commercial construction contracts. These wall panels and wood foundation systems are manufactured in EdgeBuilder’s factory and delivered to its customers’ construction sites in accordance with the contractual delivery schedule. Many of EdgeBuilder’s wall panel construction contracts span multiple months.

Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. Returns on retail sales are recognized at the point of return.

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue From Contracts With Customers ("ASC 606") - see further discussion in Note 5.

Warranty Costs: KBS provides a limited warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 14 to the Consolidated Financial Statements.

Income Taxes: We record income tax expense (benefit) based on our estimate of the effective tax rates for the jurisdictions in which we do business. We record the benefit we will drive in future accounting periods from tax losses and credits and deductible temporary differences as "deferred tax assets." If, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, we record a valuation allowance to reduce the carrying value of our deferred tax assets to the estimated realizable amount. If the valuation allowance is increased, we record additional income tax expense in the period the valuation allowance is increased. If the valuation allowance is reduced, we record an income tax benefit. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We make significant estimates and judgments in determining our income tax provision, deferred tax assets and valuation allowance recorded against our deferred tax assets. Actual results may differ significantly from those reflected in management estimates and could result in adjustments that have a material impact on our results of operations. See Note 23 to the Consolidated Financial Statements for additional information regarding income taxes.

Share-Based Compensation: We measure and recognize share-based compensation using the fair value method. See Note 20 to the Consolidated Financial Statements for additional information regarding share-based compensation and our stock-based compensation plans.

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

The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting requirements requiring every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Derivative instruments with settlement dates within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting. See Note 10 to the Consolidated Financial Statements for additional information regarding derivatives.
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

Dismissal of Previous Independent Registered Public Accountant:

On April 1, 2019, the Company dismissed Boulay PLLP (“Boulay”) as the Company’s independent registered public accounting firm. The decision to dismiss Boulay was approved by the Audit Committee of the Board (the “Audit Committee”) on March 29, 2019. Boulay will continue to serve as the Company’s auditor for the duration of its review of the Company’s interim financial statements to be included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017 and its audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2017, which continuation was also approved by the Audit Committee. During the fiscal years ended December 31, 2015 and 2016 and during the period subsequent to December 31, 2016 to the date hereof, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Boulay on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Boulay, would have caused Boulay to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such years.

Boulay’s reports on the Company’s financial statements for the fiscal years ended December 31, 2015 and 2016 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2015 and 2016 and during the period subsequent to December 31, 2016 to the date hereof, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except that management identified a material weakness in the Company’s internal control over financial reporting related to inadequate accounting processes and internal control procedures pertaining to the operations of KBS for the fiscal years ended December 31, 2015 and 2016. Management also identified a material weakness in the Company’s internal control over financial reporting related to inadequate accounting processes and internal control procedures pertaining to the operations of the Company’s EBGL business for the fiscal year ended December 31, 2016 and three months ending March 31, 2017. However, there was no disagreement between the Company and Boulay with respect to these determinations.

Engagement of New Independent Registered Public Accountant:

On March 29, 2019, the Audit Committee selected BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm, subject to completion of BDO’s standard acceptance procedures. On April 15, 2019, BDO was engaged to perform independent audit services for the fiscal year ending December 31, 2018. During the fiscal years ended December 31, 2016 and 2015 and during the period subsequent to December 31, 2016 to the date hereof, neither the Company nor anyone acting on its behalf consulted with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on their evaluation of our disclosure controls and procedures and due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with oversight by the Board, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation and due to the material weaknesses described below, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2018.
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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Jeffrey E. Eberwein	48	Chairman of the Board
Daniel M. Koch(1)	65	President, Chief Executive Officer and Director
Stephen A. Clark(1)	50	Former Chief Financial Officer, Treasurer and Secretary
Mark C. Hood	54	Director
Rodney E. Schwatken	55	Director
(1) On June 4, 2019, the Company announced that Mr. Clark had voluntarily resigned as Chief Financial Officer, Treasurer and Secretary, effective May 31, 2019, and that Mr. Koch has been appointed as the Company's principal financial officer effective May 31, 2019.

Jeffrey E. Eberwein joined our Board in January 2013 and became Chairman in November 2013. In addition to his service to the Company, he has over 25 years of Wall Street experience and is CEO of Lone Star Value Management, LLC (referred to herein as LSVM), a U.S. investment company and subsidiary of the Company as of April 2019. Prior to founding LSVM in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is currently CEO of Hudson Global Inc. (NASDAQ: HSON), a global recruitment company, where he previously served as Chairman of the Board until his appointment to CEO in April 2018. He continues to serve as a director of HSON. Mr. Eberwein also serves on the board of Digirad Corporation (NASDAQ: DRAD), a medical imaging company, beginning his service as a director in April 2012 and as Chairman of the Board in February 2013. Previously, Mr. Eberwein served as chairman of the boards of: Novation Companies, Inc. (OTC: NOVC), a healthcare staffing company, from April 2015 to March 2018; Crossroads Systems, Inc. (OTC: CRDS), a data storage company, from April 2013 to May 2016; and Ameri Holdings, Inc. (OTC: AMRH) from May 2015 - August 2018, an IT services company. He also previously served as a director on the boards of: On Track Innovations Ltd. (NASDAQ: OTIV), a smart card company, from December 2012 to December 2014; NTS, Inc. (previously listed NYSE: NTS), a broadband services and telecommunications company, from December 2012 until its sale to a private equity firm in June 2014; and the Goldfield Corporation (NYSE:GV), a company in the electrical construction industry, from May 2012 to May 2013. Mr. Eberwein also served on the board of Hope for New York, a charitable organization dedicated to serving the poor in New York City, from 2011 to 2014, where he was the Treasurer and on its Executive Committee. Mr. Eberwein earned a Masters of Business Administration from The Wharton School, University of Pennsylvania, and a Bachelor of Business Administration degree with High Honors from The University of Texas at Austin.

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

Stephen A. Clark served as our Chief Financial Officer from September 2016 until May 2019, and previously served as our Interim Chief Financial Officer since joining the Company in June 2016. Mr. Clark has over 25 years of business, accounting and finance experience. Prior to joining the Company, Mr. Clark worked as a consultant for several companies in a variety of industries. Mr. Clark previously served as Vice President and Controller of Leaf River Energy Center, LLC, a natural gas storage company, from March 2013 to August 2014. Prior to that, from May 2002 to March 2013, Mr. Clark served as Executive Director of Finance of Long Island Power Authority, a $3 billion electric utility company servicing Long Island, New York. Mr. Clark began his career at PricewaterhouseCoopers, a certified public accounting firm, working in the Audit and Business Advisory Services group and the Transaction Services group from September 1990 to June 2000. Mr. Clark is a certified public accountant (inactive) and holds a Bachelor of Science in Accounting from Syracuse University and a Masters of Business Administration from Fairfield University.

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
Rodney E. Schwatken is serving as a financial consultant for Canpango, Inc., a wholly-owned subsidiary of Scansource, Inc. (NASDAQ: SCSC). Canpango is a longstanding salesforce implementation and consulting partner. Prior to his work at Canpango, Mr. Schwatken was employed by Novation Companies, Inc. (OTC Pink: NOVC) (“Novation”). He served as Novation’s Chief Executive Officer from August 2015 to September 2017, as Chief Financial Officer from January 2008 to August 2017 and held various other officer positions at Novation from June 1993 to January 2008. Novation owns or has owned businesses engaged in a variety of activities, including healthcare staffing, residential mortgage lending and technology. From June 1993 to March 1997, Mr. Schwatken was employed in the finance and accounting department of U.S. Central Credit Union, a $30 billion investment manager and technology service provider for the credit union industry. From January 1987 to June 1993, Mr. Schwatken was employed by Deloitte. Mr. Schwatken received his Bachelor of Science degree from the University of Kansas.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during the 2018 fiscal year other than the inadvertent late Form 4 filings by Messrs. Clark, Eberwein, Elbaor, Hood, Koch and Schwatken made on May 14, 2019, and by Mr. Vetter made on May 15, 2019, each reporting one transaction that occurred on December 12, 2018.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2018 and December 31, 2017 earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Total ($)
Daniel M. Koch	2018	240,000	2,000	(2)	242,000
President and Chief Executive Officer	2017	240,000	11,800	(3)	251,800
Stephen A. Clark(4)	2018	205,000	2,000	(2)	207,000
Former Chief Financial Officer, Treasurer and Secretary	2017	189,167	11,800	(3)	200,967

(1)	The fair value of these stock awards was computed in accordance with methods allowed under FASB ASC Topic 718 "Compensation - Stock Compensation"

(2)	Represents the grant date fair value of a restricted stock grant of 10,000 shares of common stock awarded on December 12, 2018. These shares are scheduled to vest on December 12, 2019.

(3)	Represents the grant date fair value of a restricted stock grant of 10,000 shares of common stock awarded on December 18, 2017. These shares vested on December 18, 2018.

(4)	Mr. Clark resigned from his positions as our Chief Financial Officer, Treasurer and Secretary effective May 31, 2019.

Employment Agreements

The Company’s current executive officer, Mr. Koch is an employee “at will” and does not have an employment agreement with the Company.

We are party to a Change of Control Agreement with Mr. Koch, as described in detail below under the heading, "Potential Payments Upon Termination or Change-in-Control."

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Daniel M. Koch	—	—	—	—	10,000	(1)	2,000
Stephen A. Clark(3)	—	—	—	—	10,000	(1)	2,000

(1)
Represents the unvested portion of a restricted stock grant that was awarded on December 12, 2018 under the 2014 Incentive Plan (See Note 20 to the Consolidated Financial Statements). These shares are scheduled to vest on December 12, 2019.

(2)	Based on the closing share price on December 31, 2018 of $0.20 per share.

(3)	Mr. Clark resigned from his positions as our Chief Financial Officer, Treasurer and Secretary effective May 31, 2019.

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

Compensation of Non-Employee Directors

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jeffrey E. Eberwein	$—	$2,000	$—	$—	$—	$—	$2,000
James C. Elbaor	—	4,000	—	—	—	—	4,000
Mark C. Hood	—	4,000	—	—	—	—	4,000
Rodney E. Schwatken	—	4,000	—	—	—	—	4,000
Galen G. Vetter	—	4,000	—	—	—	—	4,000

(1)
Messrs. Elbaor, Hood, Schwatken and Vetter were each granted 20,000 shares of restricted stock on December 12, 2018, which are scheduled to vest on December 12, 2019. Mr. Eberwein was granted 10,000 shares of restricted stock on December 12, 2018, which are scheduled to vest on December 12, 2019. The amounts reported reflect the grant date award value as determined pursuant to Accounting Standard Codification Topic 718.

At the present time, our directors receive no cash compensation for their services as members of the Board, although their out-of-pocket expenses incurred on our behalf are reimbursed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 14, 2019, by:

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

Name of Beneficial Owner	Number of Shares of Common Stock		Percentage of Outstanding Common Stock(1)
5% or Greater Shareholders
Jeffrey E. Eberwein	438,017	(2)	17.0%
Directors and Named Executive Officers
Jeffrey E. Eberwein	438,017	(2)	17.0%
Daniel M. Koch	43,510	(3)	1.7%
Stephen A. Clark	30,000	(4)	1.2%
Mark C. Hood	30,000	(5)	1.2%
Rodney E. Schwatken	30,000	(5)	1.2%
All executive officers and directors as a group (five persons)	541,527	(6)	21.0%

(1)
The applicable percentage of ownership for each beneficial owner is based upon 2,576,219 shares of common stock outstanding as of June 14, 2019. Shares of our common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

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

(3)	Includes 10,000 unvested shares of restricted stock. An additional 3,510 shares of common stock held separately in a brokerage account.

(4)	Includes 10,000 unvested shares of restricted stock.

(5)	Includes 20,000 unvested shares of restricted stock.

(6)	Excludes shares beneficially owned by Mr. Clark, who is no longer an executive officers of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	—	$—	130,000	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	130,000

(1)	These equity compensation plans consist of our 2003 Stock Incentive Plan and our 2014 Incentive Plan.

(2)	Represents 130,000 shares of common stock available for issuance under our 2014 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions and Certain Relationships

Jeffrey E. Eberwein and Lone Star Value

As of June 14, 2019, Jeffrey E. Eberwein, Chairman of the Board, may be deemed to beneficially own 438,017 shares of our common stock, including 3,005 shares of our common stock owned directly by LSVGP, constituting approximately 17% of our outstanding shares. Mr. Eberwein is the manager of LSVGP.

As of December 31, 2017, we had outstanding the following unsecured promissory notes made for the benefit of LSVI and LSV Co-Invest I:

•	$4.3 million principal amount outstanding under an unsecured promissory note, dated April 1, 2014, issued to LSVI;

•	$2.7 million principal amount outstanding under an unsecured promissory note, dated July 21, 2014, issued to LSV Co-Invest I;

•	$2.0 million principal amount outstanding under an unsecured promissory note, dated October 4, 2016, issued to LSV Co-Invest I; and

•	$0.5 million principal amount outstanding under an unsecured promissory note, dated March 31, 2017, issued to LSV Co-Invest I.

Interest on these notes was payable semiannually and any unpaid principal and interest was due on April 1, 2019. On August 12, 2016, the Company, LSVI and LSV Co-Invest I amended the then-existing notes to allow the Company, at its sole option, to elect to make any interest payment in PIK Interest at an effective rate of 12% per annum (versus the 10% interest rate applied to cash payments) for that period. The subsequently issued notes provide for PIK Interest payment options, subject to certain conditions, at an effective rate of 12% per annum. The Company elected the PIK Interest option for its interest payments in 2018 and 2017 and recorded $411.0 thousand and $1.3 million of PIK Interest as of December 31, 2018 and 2017, respectively.

On September 29, 2017, the Company, LSVI, and LSV Co-Invest I entered into an exchange agreement dated as of the same date (the "Exchange Agreement"), pursuant to which the Company issued to LSVI and LSV Co-Invest I, a total of 132,548 shares of Series B Stock in exchange for the return and cancellation of all of the unsecured promissory notes of the Company (the

"Notes") held by LSVI and LSV Co-Invest I, along with accrued interest (the "Exchange"). The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation.

On October 4, 2016, LSVI pledged via a pledge and securities agreement (“LSVI Pledge Agreement”) up to $3 million plus additional fees as collateral to secure a promissory note payable to Gerber Finance, also dated October 4, 3016 to be used toward the acquisition of EBGL “EBGL Acquisition Note”. The EBGL Acquisition Note bears interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018. Per the terms of the EBGL Acquisition Note and corresponding loan and Security agreement it was automatically extended to December 31, 2019 as neither party elected to terminate.

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

ATRM's issuance of each of the promissory notes to LSVI, LSV Co-Invest I and LSVM, and the Company's entry into each of the related agreements, were approved by a Special Committee of the Board consisting solely of independent directors.

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

Jeffrey E. Eberwein and Digirad Corporation

Mr. Eberwein is the Chairman of the Board of Digirad and beneficially owns 869,152 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of LSVI. As discussed above, LSVI owns 216,094 shares of Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
Merger with Digirad Corporation
On September 10, 2018, Digirad announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company. Accordingly, on September 10, 2018, ATRM entered into a non-binding LOI relating to the acquisition of ATRM (see Note 26 for additional information). Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 26 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.

We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing.

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

Digirad Joint Venture and Services Agreement
On December 14, 2018, the Company entered into a Joint Venture Agreement with Digirad (the "Joint Venture Agreement"), forming Star Procurement, LLC ("Star Procurement"), with each of ATRM and Digirad holding a 50% interest. The purpose of the joint venture is for Star Procurement to purchase from third parties and sell building materials and related goods to KBS, the Company's wholly owned subsidiary. Star Procurement entered into a Services Agreement (the "Services Agreement") on January 2, 2019 with KBS in connection with the joint venture. Digirad's initial capital contribution to the joint venture was $1.0 million. ATRM did not make an initial capital contribution.
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

Audit and Non-Audit Fees

The following table presents aggregate fees billed for professional services rendered by BDO USA, LLP, our current independent registered public accounting firm for fiscal year 2018 and Boulay PLLP, our former independent registered public accounting firm, for fiscal year 2017. There were no other professional services rendered or fees billed by Boulay PLLP or BDO USA, LLP for fiscal years 2018 and 2017.

Services Rendered	2018	2017
Audit Fees(1)	$240,000	$220,750
Audit-Related Fees(2)	—	10,185
Tax Fees(3)	—	39,646
Total	$240,000	$270,581

(1)
These fees include the audits of our annual consolidated financial statements for fiscal years 2018 and 2017 and the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2018 and 2017.

(2)	These fees are related to consultations regarding various accounting issues, including revenue recognition, debt restructuring, lease accounting, etc.

(3)	These fees are related to the preparation of our 2018 and 2017 federal and state income tax returns and consultations regarding Section 382 of the Code.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firms are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firms in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage our independent registered public accounting firm to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by BDO USA, LLP in fiscal year 2018.

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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
ATRM Holdings, Inc.
Oakdale, Minnesota
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of ATRM Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, among other matters, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of Topic 606: Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.
San Diego, California

/s/ BDO USA, LLP
June 26, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of ATRM Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ATRM Holdings, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2013.
Minneapolis, Minnesota
April 30, 2019

ATRM Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

Years ended December 31,	2018	2017
Net sales	$34,477	$40,553
Costs and expenses:
Cost of sales	31,501	37,668
Selling, general, and administrative expenses	5,501	6,690
Goodwill impairment charge	—	3,020
Total costs and expenses	37,002	47,378
Operating loss	(2,525)	(6,825)
Other (expense) income:
Interest expense, net	(997)	(2,278)
Change in fair value of contingent earn-outs, net	6	437
Loss before income taxes	(3,516)	(8,666)
Income tax expense	—	(11)
Net loss	(3,516)	(8,677)
Preferred stock dividend	—	(407)
Accrued preferred stock dividend	(1,716)	—
Net loss attributable to common shareholders	$(5,232)	$(9,084)

Net loss per share, basic and diluted	$(2.17)	$(3.83)

Weighted average common shares outstanding
basic and diluted	2,407	2,372

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc.
Consolidated Balance Sheets
(in thousands)

December 31,	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$187	$48
Restricted cash	501	482
Accounts receivable, net of allowance for doubtful accounts of $113 and $185 at December 31, 2018 and 2017, respectively	3,289	3,840
Costs and estimated profit in excess of billings	—	565
Inventories	1,790	1,285
Fair value of contingent earn-out receivable, current	63	373
Other current assets	343	216
Total current assets	6,173	6,809

Property, plant and equipment, net	4,131	4,456
Fair value of contingent earn-out receivable, noncurrent	—	61
Intangible assets, net	1,274	1,589
Total assets	$11,578	$12,915

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Notes payable	$6,513	$5,969
Current portion of long-term debt	3,048	1,068
Trade accounts payable	6,240	4,856
Customer deposits	184	—
Billings in excess of costs and estimated profit	—	983
Accrued compensation	492	416
Other accrued liabilities	2,697	2,370
Total current liabilities	19,174	15,662

Long-term debt	2,113	3,061
Deferred income taxes	10	28
Total long-term liabilities	2,123	3,089
Total liabilities	21,297	18,751

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 597,139 shares issued and outstanding at December 31, 2018 and 546,466 shares issued and outstanding at December 31, 2017	1	—
Common stock, $.001 par value; 7,500,000 shares authorized as of December 31, 2018 and 2017, respectively; 2,466,219 shares issued and outstanding at December 31, 2018 and 2,396,219 issued and outstanding at December 31, 2017	2	2
Additional paid-in capital	82,646	83,014
Accumulated deficit	(92,368)	(88,852)
Total shareholders' deficit	(9,719)	(5,836)
Total liabilities and shareholders' deficit	$11,578	$12,915

The accompanying notes are an integral part of the consolidated financial statements.

 ATRM Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Deficit
 (in thousands)

	Common Stock		Preferred Stock		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2016	2,366	$2	—	$—	$69,702	$(80,175)	$(10,471)
Share-based compensation expense	30	—	—	—	57	—	57
Preferred stock issuance (exchange of promissory notes)	—	—	133	—	13,255	—	13,255
Preferred stock 4-for-1 stock split	—	—	398	—	—	—	—
Net loss	—	—	—	—	—	(8,677)	(8,677)
Dividend on preferred stock	—	—	—	—	(407)	—	(407)
Preferred dividend PIK (paid)	—	—	16	—	407	—	407
Balance, December 31, 2017	2,396	$2	547	$—	$83,014	$(88,852)	$(5,836)
Share-based compensation expense	70	—	—	—	81	—	81
Net loss	—	—	—	—	—	(3,516)	(3,516)
Dividend on preferred stock accrued	—	—	—	—	(449)	—	(449)
Dividend on preferred stock	—	—	—	—	(1,267)	—	(1,267)
Preferred dividend PIK (paid)	—	—	50	1	1,267	—	1,268
Balance, December 31, 2018	2,466	$2	597	$1	$82,646	$(92,368)	$(9,719)

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc. Consolidated Statements of Cash Flows (in thousands)

Years Ended December 31,	2018	2017
Cash flows from operating activities:
Net loss	$(3,516)	$(8,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	739	903
Amortization expense, deferred financing costs	64	351
Share-based compensation expense	81	57
Provision for bad debts	129	71
Gain on sale of equipment	(1)	(21)
Unrealized loss (gain) on lumber derivatives	9	(6)
Deferred income taxes	(18)	9
Change in fair value of contingent earn-out receivable	(6)	(361)
Goodwill impairment charge	—	3,020
Change in fair value of contingent earn-out payable	—	(76)
Accrued interest	(411)	1,331
Imputed interest on seller deferred payment obligations	66	130
Changes in operating assets and liabilities:
Accounts receivable	423	(1,308)
Costs and estimated profit in excess of billings	565	480
Inventories	(505)	119
Other current assets	(138)	28
Trade accounts payable	1,385	1,079
Customer deposits	184	—
Billings in excess of costs and estimated profit	(983)	331
Accrued compensation	76	10
Other accrued liabilities	326	496
Net cash used in operating activities	(1,531)	(2,034)
Cash flows from investing activities:
Proceeds from earn-out consideration	377	488
Purchase of property and equipment	(34)	(443)
Proceeds from sale of equipment	24	79
Net cash provided by investing activities	367	124
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,975	514
Proceeds from revolving line of credit	33,232	43,800
Principal payments on revolving line of credit	(32,734)	(41,564)
Principal payments on long-term debt	(1,133)	(1,668)
Payment of deferred financing costs	(18)	(39)
Net cash provided by financing activities	1,322	1,043
Net increase (decrease) in cash, cash equivalents and restricted cash	158	(867)
Cash, cash equivalents and restricted cash at beginning of period	530	1,397
Cash, cash equivalents and restricted cash at end of period	$688	$530

The accompanying notes are an integral part of the consolidated financial statements.

ATRM Holdings, Inc. Consolidated Statements of Cash Flows (in thousands)

Years Ended December 31,	2018	2017
Supplemental cash flow information
Cash paid for interest expense	$1,240	$1,175
Supplemental disclosure of non-cash investing and financing activities
PIK payment of preferred stock dividend	$(1,268)	$407
Deferred financing costs recorded in accounts payable	—	55
Capital expenditures financed through debt	—	53
Decrease in fair value of contingent earn-out payable for restructuring of contingent earn-out payable	—	(891)
Increase in long-term debt for restructuring of contingent earn-out payable	—	891
Long-term debt exchanged for preferred stock	—	(12,865)
Decrease in other accrued liabilities (accrued interest) for preferred stock exchange	—	(390)

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

NOTE 2: GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

We acknowledge that the Company continues to face a challenging operating environment, and while we continue to focus on improving our overall profitability, we reported an operating loss for 2018. We have incurred significant operating losses in recent years and, as of December 31, 2018, we had an accumulated deficit of approximately $92.4 million. Working capital has remained negative over the past several years. Cash used in operating activities, while improved over 2017, remains negative, which has required us to generate funds from investing and financing activities. At December 31, 2018, we had outstanding debt of approximately $11.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of December 31, 2018, we had outstanding debt totaling approximately $11.7 million. Our debt primarily included (i) $3.7 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the “KBS Loan Agreement”) with Gerber Finance Inc. (“Gerber Finance”), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the “Premier Loan Agreement”), which became effective on June 30, 2017 and replaced the prior $3.0 million revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”). We also have debt with related parties which includes (i) $1.4 million of unsecured promissory notes with Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (“LSVI Co-Invest I Notes Payable”, otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note) (ii) $0.3 million of unsecured promissory notes with Lone Star Value Management, LLC ("LSVM"), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 ("LSVM Note"), and (iii) a $0.3 million unsecured promissory note with Digirad Corporation ("Digirad")(NASDAQ: DRAD), with interest payable at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months, with any unpaid principal and interest due on December 14, 2020.

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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

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

•
As disclosed in Note 19, in September 2017, we converted $13.3 million of the Company’s outstanding debt, including accrued interest, to the Company's 10.00% Series B Cumulative Preferred Stock ("Series B Stock");

•
As discussed in Note 16, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of their real estate properties (see further discussion in Note 26); and

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.

On September 10, 2018, ATRM entered into a non-binding letter of intent (the "LOI") relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad Corporation ("Digirad') (NASDAQ: DRAD). Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 26 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.
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

Use of Estimates: The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Significant estimates include those related to revenue recognition, allowance for doubtful accounts; asset lives used in computing depreciation and amortization; valuation of inventories, contingent consideration, intangible assets and other long-lived assets, deferred income taxes, warranty obligations, health insurance expense accruals and accruals for contingencies, including legal matters. Such estimates require significant judgment. At the time they are made, such estimates are believed to be reasonable when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the Consolidated Financial Statements.

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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

historical experience, and current economic trends and conditions. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Inventories: Inventories consist primarily of lumber and other commodity-type building materials and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories include work in process and finished goods not yet delivered. Direct and indirect costs incurred on contracts in process, such as direct and indirect materials, labor and overhead are capitalized to inventory. Materials purchased, and costs incurred for specific contracts are recorded in cost of sales when the related contract revenue is recognized. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand.

Property, Plant and Equipment: Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Estimated useful lives are as follows: buildings and improvements - 30 years; machinery and equipment - 3 to 7 years. Leasehold improvements will be depreciated over the shorter of lease term or economic life. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded. Leasehold improvements are depreciated over the shorter of the lease or economic life. Maintenance and repairs are expensed as incurred and major improvements are capitalized.

Impairment of Goodwill and Indefinite-Lived Intangible Assets: Goodwill and other intangible assets with indefinite lives, such as trademarks, are assessed annually in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year. See Notes 9 and 13.

Impairment of Long-Lived Assets with Finite Lives: Long-lived assets held and used by us which have finite lives, including fixed assets and purchased intangible assets, are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2018 or 2017.

Revenue Recognition: KBS manufactures both single-family residential homes as well as commercial structures. Commercial structures, which include multi-unit residential buildings such as apartment buildings, condominiums, townhouses, and dormitories as well as commercial structures such as hospitals and office buildings are manufactured to customer specifications and may take up to several months to complete. Under commercial contracts the Company manufactures, delivers and sets the modular units on the foundation with little or no final on-site work required (which includes on-site electrical, plumbing or heating and air conditioning services). Generally, KBS’s contracts for residential homes do not include site work, which is typically performed by independent builders, and the homes are generally delivered and set on the foundation within a few days after being manufactured.

EdgeBuilder manufactures structural wall panels and permanent wood foundations pursuant to commercial construction contracts. These wall panels and wood foundation systems are manufactured in EdgeBuilder’s factory and delivered to its customers’ construction sites in accordance with the contractual delivery schedule. Many of EdgeBuilder’s wall panel construction contracts span multiple months.

Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. Returns on retail sales are recognized at the point of return.

The Company's historic accounting practice under FASB ASC Topic 605, Revenue Recognition ("ASC 605") was to apply the percentage of completion method. Percentage of completion is determined using a units-of-production methodology based on modules delivered in accordance with the terms of the contract (KBS) and cost-to-cost method with cost determined based on costs incurred to date related to each performance obligation identified in the wall panel (EBGL) contracts.

Effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue From Contracts With Customers ("ASC 606") - see further discussion in Note 5.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

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

Warranty Costs: KBS provides a limited warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized. Accrued warranty costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 14.

Self-Insurance Costs: During 2017 and for the first six months of 2018, we maintained a self-insurance program for a portion of our employee health care costs. Self-insurance costs were accrued based on actual reported claims plus an estimate of claims incurred but not yet reported. The portion of the accrual related to unreported claims was estimated based on an analysis of historical claims experience and other assumptions. On July 1, 2018, the Company ended the self-insurance program and became fully insured. Accrued health insurance costs are included in the caption “Other accrued liabilities” in our consolidated balance sheet. See Note 14.

Income Taxes: We record income tax expense or benefit based on our estimate of the effective tax rates for the jurisdictions in which we do business. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess our income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recorded. Interest expense associated with income taxes, if any, is classified as income tax expense. See Note 23 for additional information regarding income taxes.

Loss Per Common Share: Basic income (loss) per common share is computed by dividing income (loss) by the weighted-average number of common shares outstanding during each period. Diluted income per share is computed by dividing income by the weighted-average number of common shares and common equivalent shares using the treasury stock method. Common equivalent shares include shares issuable upon the assumed exercise of stock options, vesting of restricted shares, and the conversion of convertible securities. For periods that include a loss, the computation of diluted loss per share excludes the impact of common equivalent shares because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share.

Share-Based Compensation: We measure and recognize share-based compensation using the fair value method. See Note 20 for additional information regarding share-based compensation and our stock-based compensation plans.

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

The carrying amounts of our cash equivalents, restricted cash, accounts receivable and estimated profit, other current assets, trade accounts payable and accrued expenses at December 31, 2018 and 2017 approximate fair value due to the short-term maturities of these instruments.

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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

positions in these commodities. While the Company attempts to link its hedging activities to purchase and sale activities, there are situations in which these hedging activities can themselves result in losses. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting requirements requiring every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Derivative instruments with settlement dates within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts. The changes in fair value of these derivative financial instruments are recognized in current period earnings as the Company does not use hedge accounting. See Note 10 for additional information regarding derivatives.
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

NOTE 4: RECENTLY ISSUED AND ADOPTED ACCOUNTING PROUNOUNCEMENTS

Recently Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date; consequently the impact will be dependent on whether the Company modifies any of its share-based payment awards and the nature of such modifications. We adopted this ASU on January 1, 2018, and there were no material impacts on the Company’s results based on the adoption of this update.

Recently Issued

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13), which eliminates disclosures, modifies existing disclosures and adds new Fair Value disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements", which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB ASC areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in its balance sheet a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term. The new standard is effective for the company on January 1, 2019. The amendments should be applied either at the beginning of the earliest period presented using a modified retrospective approach or as of the adoption date using a modified retrospective approach. The Company will adopt the standard effective January 1, 2019 and has chosen to use the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. The Company expects that adoption

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

of this standard will add a right to use asset of $0.7 million and an additional lease liability of $0.7 million The Company does not expect a material impact to the consolidated statement of operations or cash flows.

NOTE 5.     REVENUE RECOGNITION

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

Costs incurred to obtain a customer contract are not material to the Company for the KBS or EBGL revenue streams. The Company elected to apply the practical expedient to not capitalize costs to obtain contracts with a duration of one year or less, which are expensed and included within Cost of sales in the Consolidated Statements of Operations.

The Company generally requires deposits prior to the start of production of customer orders. The Company will not finance any part of the sale. The full balance is due upon delivery. Below is a summary of deposits utilized during the year by operating segment:

	Modular Home Manufacturing	Structured Wall Panel Manufacturing	Total
(in thousands)
January 1, 2018	$682	$300	$982
Revenue recognized that was included in deposit at beginning of period	(682)	(300)	(982)
Increase due to cash received, excluding amounts recognized as revenue during the period	180	4	184
December 31, 2018	$180	$4	$184

The Company has expanded its financial statement disclosures as required by this new standard. See Note 25, "Operating Segments" for additional disclosures provided as a result of this ASU.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

A summary of the amount by which each financial statement line item was affected in the current reporting period by ASC 606 as compared with the guidance that was in effect prior to adoption is set forth in the tables below:

	Impact of ASC 606 Adoption on Consolidated Balance Sheet as of December 31, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$1,790	$(201)	$1,589
Costs and estimated profit in excess of billings	—	186	186
Billings in excess of costs and estimated profit	—	972	972
Customer deposits	184	184	—

	Impact of ASC 606 Adoption on Consolidated Statement of Cash Flows for the twelve months ended December 31, 2018
(in thousands)	As reported under ASC 606	Adjustments	Balances without adoption of ASC 606
Inventory	$(505)	$201	$(304)
Costs and estimated profit in excess of billings	565	(186)	379
Billings in excess of costs and estimated profit	(983)	(972)	(1,955)
Customer deposits	184	184	—

NOTE 6: CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$187	$48
Restricted cash	501	482
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$688	$530
In fiscal 2018, amounts included in restricted cash represent $0.5 million on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS loan agreement and an additional $30.9 thousand on deposit with INTL FC Stone related to our lumber commodity hedging program.

In fiscal 2017, Amounts included in restricted cash represent $0.4 million on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS loan agreement and an additional $50.0 thousand on deposit with INTL FC Stone related to our lumber commodity hedging program.

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

The BSA Agreement provides that BSA will pay to ATRM a royalty on all revenue related to the test handler product line through December 31, 2018. Royalties earned are subject to certain qualifications and adjustments. The royalty percentage was 12% as of the quarter ended December 31, 2015 and decreases 0.75% each quarter thereafter. Royalty payments are due 60 days after the end of each calendar quarter. We received payments totaling approximately $0.4 million and $0.5 million for the

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

year ended December 31, 2018 and 2017, respectively. The contingent earn-out receivable totaled approximately $63.0 thousand and $0.4 million at December 31, 2018 and 2017, respectively.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following (in thousands):

December 31,	2018	2017
Land	$858	$858
Buildings and improvements	2,763	2,763
Equipment	2,028	1,946
Less: accumulated depreciation	(1,518)	(1,111)
Property, plant and equipment, net	$4,131	$4,456

Depreciation expense was $0.4 million in fiscal 2018 and 2017, respectively.

NOTE 9: FAIR VALUE MEASUREMENTS

Financial assets and liabilities reported at fair value on a recurring basis include the following (in thousands):

December 31,	2018	2017
Lumber derivative contracts (Level 1)	$5	$9

Contingent earn-out receivable (based on Level 3 inputs):
Current portion	$63	$373
Noncurrent portion	—	61
Total	$63	$434

Our Level 1 assets (lumber derivative contracts) fair value is based upon quoted market prices and is included in other current assets in the Consolidated Balance Sheet.

The following table summarizes the activity for our Level 3 assets and liabilities measured on a recurring basis (in thousands):

	Earn-Out Receivable (1)	Earn-Out Payable (2)
Balance at December 31, 2016	$561	$(967)
Add - adjustment based on re-assessments	361	—
Add - net decrease based on re-assessments	—	76
Subtract - settlements	(488)	—
Subtract - amendment	—	891
Balance at December 31, 2017	434	—
Add – adjustment based on re-assessments	8	—
Subtract - settlements	(379)	—
Balance at December 31, 2018	$63	$—

(1)	Earn-out receivable related to the transfer of our test handler product line in 2014 (see Note 7).

(2)	Earn-out payable related to the EBGL Acquisition in 2016. This liability is now complete with no potential residual payables.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

Quantitative information about Level 3 fair value assets and liabilities measured on a recurring basis at December 31, 2018 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Unobservable Input Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total actual revenue for the remaining royalty period Discount rate	$6.9 million 2.41%

Quantitative information about Level 3 fair value assets measured on a recurring basis at December 31, 2017 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Unobservable Input Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total actual revenue for the remaining royalty period Discount rate	$6.9 million 2.41% to 2.64%

There were no Level 3 fair value assets or liabilities measured on a nonrecurring basis at December 31, 2018. Quantitative information about Level 3 fair value assets and liabilities measured on a nonrecurring basis at December 31, 2017 is summarized in the table below:

Fair Value Asset/Liability	Valuation Technique	Unobservable Input	Unobservable Input Amount
Goodwill	Discounted cash flow	Projected annual revenue Annual revenue growth rate Discount rate	$17.5 million 3.0% to 7.1% 13.6%

Financial assets reported at fair value on a nonrecurring basis include the following (in thousands):

Years ended December 31,	2017
	Fair Value (Level 3)	Total Gains and (Losses)(1)
Goodwill	$—	$(3,020)

(1)    We recorded a goodwill impairment charge of approximately $3.0 million in year 2017 in connection with the write-off of EBGL goodwill to its fair value of $0 (see Note 13).

The following table summarizes the activity for our Level 3 assets measured on a nonrecurring basis (in thousands):

Goodwill (1)
Balance at December 31, 2016	3,020
Subtract - EBGL goodwill impairment recorded at June 30, 2017 (included in earnings)	(3,020)
Balance at December 31, 2017	$—

(1)	For more information regarding Goodwill, see Note 13.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 10: DERIVATIVES

The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices.
At December 31, 2018, the Company had long positions of 1,110,000 board feet under ten different lumber derivatives call contracts and had a short position of 1,100,000 board feet under ten different lumber derivatives put contracts with a net fair value of $5.1 thousand, which is included in other current assets.
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
The Company had restricted cash on deposit with the broker totaling $30.9 thousand and $52.3 thousand at December 31, 2018 and December 31, 2017, respectively.
Gains (losses) from derivative instruments, none of which are designated as hedging instruments, are recorded in cost of sales in the Company’s statements of operations and included the following (in thousands):

	December 31, 2018	December 31, 2017
Realized (loss) gain, net	$(60)	$37
Unrealized (loss) gain, net	(9)	6
Total	$(69)	$43

NOTE 11: ACCOUNTS RECEIVABLE, NET

Accounts receivable are comprised of the following (in thousands):

December 31,	2018	2017
Contract billings	$3,094	$3,751
Retainage	308	274
Subtotal	3,402	4,025
Less - allowance for doubtful accounts	(113)	(185)
Accounts receivable, net	$3,289	$3,840

Retainage balances are expected to be collected within the next twelve months.

NOTE 12: INVENTORIES

Inventory is comprised of the following (in thousands):

December 31,	2018	2017
Raw materials	$1,438	$1,285
Work-in-process	352	—
Inventories, net	$1,790	$1,285

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 13: GOODWILL AND INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trademarks	$394	$—	$394	$394	$—	$394
Total	394	—	394	394	—	394
Finite-lived intangible assets:
Customer relationships	2,097	(1,217)	880	2,097	(902)	1,195
Purchased backlog	—	—	—	1,290	(1,290)	—
Total	2,097	(1,217)	880	3,387	(2,192)	1,195
Total intangible assets	$2,491	$(1,217)	$1,274	$3,781	$(2,192)	$1,589

The following table summarizes the activity for Goodwill (in thousands):

Goodwill
Balance at December 31, 2016	$3,020
Subtract - EBGL goodwill impairment recorded at June 30, 2017 (included in earnings)	(3,020)
Balance at December 31, 2017	$—

The Company performed an annual assessment of goodwill during the second quarter of 2017. Since the acquisition of EBGL in 2016, EBGL’s operating results had lagged behind management’s expectations. Rising lumber costs and other factors had resulted in lower-than-expected gross profit margins and net losses. We completed our annual goodwill impairment assessment as of June 30, 2017 and determined that the carrying value of the EBGL goodwill exceeded the estimated fair value by $3.0 million at that date. Accordingly, a goodwill impairment charge of approximately $3.0 million was recorded in the quarter ended June 30, 2017.

Amortization expense amounted to approximately $0.3 million and $0.5 million in 2018 and 2017, respectively. Estimated amortization of purchased intangible assets is as follows over the next five years (in thousands):

2019	$316
2020	315
2021	164
2022	85
2023	—
Thereafter	—
Total	$880

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 14: OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (in thousands):

December 31,	2018	2017
Accrued taxes (1)	$1,815	$1,562
Accrued dividend payable	373	—
Accrued interest expense	224	20
Accrued sales rebates	141	420
Accrued health insurance costs	67	285
Accrued warranty	56	50
Other	21	33
Total other accrued liabilities	$2,697	$2,370

(1) Primarily includes accrued sales and use taxes.

The following table summarizes product warranty expense accruals and settlements for the two years ended December 31, (in thousands):

	Accrual balance at beginning of year	Accruals for warranties	Settlements made	Accrual balance at end of year
2018	$50	$6	$—	$56
2017	49	91	(90)	50

NOTE 15: NOTES PAYABLE

As of December 31, 2018, we had outstanding revolving lines of credit of approximately $6.5 million. Our notes payable primarily included (i) $3.7 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $2.8 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.

KBS Loan Agreement

The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At December 31, 2018, approximately $3.7 million was outstanding under the KBS Loan Agreement, which after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $3.7 million on the Consolidated Balance Sheet.

 On June 30, 2017, the parties to the Acquisition Loan Agreement entered into a Second Agreement of Amendment to Loan and Security Agreement to amend the Acquisition Loan Agreement to waive certain covenants and to make certain amendments in connection with the termination of the EBGL Loan Agreement and refinancing under the Premier Loan Agreement.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

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

Through a series of correspondence between KBS and Gerber Finance on or about January 15, 2018, which the parties to the KBS Loan Agreement deemed to be the Seventh Agreement of Amendment to the Loan and Security Agreement, the parties clarified certain definitions in the KBS Loan Agreement.

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

As of December 31, 2018 and 2017, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Gerber Finance for these events. In addition obtaining a waiver for these covenants, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018 (see further discussion in Note 26). The Company currently projects that it will be in compliance with the covenant requiring no net annual post-tax loss for KBS. If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 16: LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

December 31,	2018	2017
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate), supported by pledge agreement between LSVI and Gerber Finance of up to $3 million plus additional fees	$3,000	$3,000
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	909	—
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK Interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	528	—
Promissory note payable to LSVM (a Related Party), unsecured, interest of 10.0% per annum (12% per annum PIK Interest) payable annually, with any unpaid principal and interest due on November 30, 2020	300	—
Digirad (a Related Party) unsecured promissory note, interest at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months. All unpaid principal and interest under the Digirad Note is due on December 14, 2020	275	—
Vehicle financing, interest at 5.9% per annum, due June 20, 2023	79	—
EBGL computer equipment and software financing, secured by underlying assets, interest at 9.0% per annum, payable in monthly installments of $1,105 per month, through May 2022	39	48
KBS software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	21	35
Revolving equipment credit line, unsecured	10	12
Amended deferred payments to EBGL Sellers, inclusive of interest (imputed at 15.14%), monthly payments of $100,000 beginning on August 1, 2017 through November 1, 2018; amount paid in full in November 2018	—	1,034
Total long-term debt	5,161	4,129
Current portion	(3,048)	(1,068)
Noncurrent portion	$2,113	$3,061

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

As of December 31, 2018, the Company was not in compliance with certain covenants with its Gerber promissory note totaling $3 million.   These covenant breaches include:  debt service coverage ratio and timely reporting of financial statements.   The Company received a waiver for these covenant breaches through December 31, 2018.  The waiver was dated as of June 25, 2019.
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

As of January 12, 2018, LSVI owned 1,067,885 shares of our common stock, or approximately 45.1% of our outstanding shares, including 900,000 shares purchased in a common stock rights offering we completed in September 2015. Jeffrey E. Eberwein, ATRM’s Chairman of the Board, is the manager of Lone Star Value Investors GP, LLC ("LSVGP"), the general partner of LSVI and LSV Co-Invest I, and the sole member of LSVM, the investment manager of LSVI. ATRM’s entry into the securities purchase agreement with LSV Co-Invest I was approved by a Special Committee of our Board consisting solely of independent directors.
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

As of June 1, 2018, LSV Co-Invest I held 353,060 shares of Series B Stock and the LSV Co-Invest I January Note in the principal amount of $0.5 million. Also, as of June 1, 2018, LSVI, an affiliate of LSV Co-Invest I, held 209,800 shares of Series B Stock, and LSVGP held 3,005 shares of the Company’s common stock. Additionally, as of June 1, 2018, 415,012 shares of the Company’s common stock, or approximately 17% of its outstanding shares, were owned directly by Jeffrey E. Eberwein, Chairman of the Company’s Board. Mr. Eberwein is the manager of LSVGP, the general partner of LSVI and LSV Co-Invest I, and sole member of Lone Star Value Management, LLC, the investment manager of LSVI. The Company’s sale of the LSV Co-Invest I June Note to LSV Co-Invest I was approved by the independent members of the Company’s Board of Directors.

Amended Asset Purchase Agreement

On June 30, 2017, the Company and the EBGL Sellers agreed to amend the Asset Purchase Agreement, dated as of October 4, 2016 (as amended, the “EBGL Asset Purchase Agreement”). Under the terms of this amendment, EBGL’s obligations to pay certain deferred payments to the EBGL Sellers ($0.75 million) and the contingent earn-out payment (carrying value of $0.89 million) were replaced with set monthly payments totaling $1.8 million, payable with an initial $0.2 million payment on or about July 3, 2017 and monthly installments of $0.1 million beginning August 1, 2017 and ending on November 1, 2018. The initial $0.2 million payment was made on June 30, 2017. The restructured obligation was accounted for as a modification of the original obligations. Accordingly, the carrying value at June 30, 2017 of the remaining obligations under the amended agreement (totaling $1.6 million, comprised of the remaining 16 monthly installments of $0.1 million per month, after the initial payment of $0.2 million was made on June 30, 2017) is equivalent to the total carrying value of the original obligations totaling $1.44 million

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

at June 30, 2017, immediately prior to the amendment. This represents the estimated fair value of the amended obligation to the EBGL sellers (future cash flows discounted using a rate of 15.14%). The Company has subsequently made all remaining payments with the final payment made in November 2018 in full satisfaction of the obligations to the EBGL Sellers.

Preferred Stock Exchange

On September 29, 2017, the Company, LSVI, and LSV Co-Invest I entered into an exchange agreement dated as of the same date (the "Exchange Agreement"), pursuant to which the Company issued to LSVI and LSV Co-Invest I, a total of 132,548 shares of a new class of 10.0% Series B Cumulative Preferred Stock, par value $0.001 per share, of the Company in exchange for the return and cancellation of all of the unsecured promissory notes of the Company (the "Notes") held by LSVI and LSV Co-Invest I, along with accrued interest (the "Exchange"). The Notes had an aggregate of $13.3 million unpaid principal and accrued and unpaid interest outstanding at the time of their cancellation (see Note 19 for additional information).
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

Promissory Note Sale to Lone Star Value Management, LLC

On December 17, 2018, the Company issued to LSVM an unsecured promissory note in the principal amount of $0.3 million in exchange for the same amount in cash (defined also above “LSVM Note”). The LSVM Note was issued pursuant to a securities purchase agreement by and between the Company and LSVM dated as of the same date. The LSVM Note bears interest at 10.0% per annum, with interest payable annually; provided, however, LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum. Any unpaid principal and interest under the LSVM Note is due on November 30, 2020. The Company may prepay the LSVM Note at any time after a specified amount of advance notice to LSVM (subject to certain restrictions under the Company’s existing loan agreements). The LSVM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.

Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer and the sole member of LSVM, which is the investment manager

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

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

Future maturities of long-term debt are summarized below:

2019	$3,048
2020	2,048
2021	28
2022	21
2023	16
Total long-term debt	$5,161

NOTE 17: LEGAL PROCEEDINGS

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
From time to time, in the ordinary course of ATRM's business, it is party to various other disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM's Consolidated Financial Statements.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 18: LEASES AND RENT EXPENSE

EBGL leases its facilities in Oakdale, Minnesota and Prescott, Wisconsin. These facilities are being leased from limited liability companies controlled by two owners of the EBGL Sellers who are shareholders of ATRM. Neither shareholder is a director nor an officer of ATRM, and, to our knowledge, does not own more than 10% of our common stock. These lease agreements provide for monthly base rents totaling $22,135 as of December 31, 2018 and expire on September 30, 2021, with an option to renew for an additional five-year period. As of December 31, 2018, future minimum lease payments under operating leases were as follows (in thousands):

2019	$267
2020	272
2021	207
2022	—
2023	—
Total minimum lease payments	$746

Rent expense, including facility and various short-term equipment operating leases, was as follows (in thousands):

Years ended December 31,	2018	2017
Paid to companies controlled by certain shareholders	$294	$278
Paid to others	43	53
Total rent expense	$337	$331

NOTE 19: EQUITY

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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

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

NOTE 20: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

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

On October 19, 2016, ATRM granted 30,000 restricted shares of the Company’s common stock to its Chief Executive Officer and two former Chief Financial Officers (10,000 shares each). The shares vested one year after the grant date and the fair value of the awards was determined to be $2.25 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $53.8 thousand for the twelve months ended December 31, 2017, and is included in the caption “Selling, general and administrative expenses” in our Consolidated Statement of Operations.
On December 18, 2017, ATRM granted 70,000 shares of the Company's common stock to its directors and its Chief Financial Officer (10,000 shares each). The shares vested one year after the grant date and the fair value of the awards was determined to be $1.18 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amounted to approximately $80.6 thousand and $3.1 thousand for the twelve months ended December 31, 2018 and 2017,

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

respectively, and is included in the caption "Selling, general and administrative expenses" in our Consolidated Statement of Operations.
On December 12, 2018, ATRM granted 70,000 shares of the Company's common stock to its directors, its Chief Executive Officer and Chief Financial Officer (10,000 shares each) and granted 40,000 additional shares of the Company's common stock to each member of the Board of Director's Special Committee (10,000 shares each). The shares vested one year after the grant date and the fair value of the awards was determined to be $0.20 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants was not material and is included in the caption "Selling, general and administrative expenses" in our Consolidated Statement of Operations.
NOTE 21: TAX BENEFIT PRESERVATION PLAN / PREFERRED STOCK RIGHTS

As of December 31, 2018, ATRM had federal net operating loss carryforwards (“NOLs”) of approximately $104.7 million and state NOLs of approximately $23.3 million. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

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

The adoption of the Rights Plan had no impact on the Company’s consolidated financial statements for fiscal years 2018 or 2017. No rights were exercisable at December 31, 2018. The Rights Plan expired on February 13, 2017.

NOTE 22: EMPLOYEE SAVINGS 401(k) PLAN

ATRM has a 401(k) employee savings plan, which covers full-time ATRM employees who are at least 21 years of age. Contributions to the savings plan are at the discretion of management. No contributions were made to the plan in fiscal years 2018 or 2017.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE 23: INCOME TAXES

A reconciliation of income tax expense (benefit) computed using the federal statutory rate to the income tax expense in our consolidated statements of operations is as follows (in thousands):

Years ended December 31,	2018	2017
Tax benefit computed at federal statutory rate	$(745)	$(3,084)
State taxes, net of federal benefit	230	557
Increase (decrease) in valuation allowance	894	(10,645)
Adjustment to income tax accruals	(380)	(870)
Non-deductible expenses	1	317
Impact of Tax Reform	—	13,736
Total income tax expense	$—	$11

Deferred tax assets (liabilities) are comprised of the following (in thousands):

December 31,	2018	2017
Accounts receivable	$76	$48
Employee compensation and benefits	52	61
Contingent consideration	(16)	(106)
Amortization	1,810	1,445
Deferred acquisition costs	194	212
NOL and tax credit carryforwards	24,154	24,064
Other, net	392	27
Deferred tax assets	$26,662	$25,751
Less valuation allowance	(26,672)	(25,779)
Net deferred tax liabilities	$(10)	$(28)

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
ATRM has federal NOLs of approximately $104.7 million of which $102.5 million that will begin to expire in 2020 and $2.2 million can be carried forward indefinitely. We also have state NOLs of approximately $23.3 million that will expire at various times, beginning in 2017, if not utilized. We also have federal and state research tax credit carryforwards of approximately $0.8 million that will expire at various times, beginning in 2020, if not utilized. The utilization of NOLs and research tax credit carryforwards may be subject to changes in tax regulations and/or to annual limitations as a result of changes in ownership that may already have occurred or future changes in ownership pursuant to the requirements of Section 382 of the Code. Such limitations could result in the expiration of NOL and tax credit carryforwards before utilization.

We assessed our income tax positions at December 31, 2018 and 2017 for all years subject to examination and determined that our unrecognized tax positions were immaterial at those dates.

ATRM is subject to income tax examinations in the U.S. federal and certain state jurisdictions. Our 2013 and 2012 federal income tax returns were reviewed by the Internal Revenue Service during fiscal years 2015 and 2014, respectively, and resulted

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

in no adjustments. Federal tax returns are subject to review for fiscal years 2014 through 2016 and state income tax returns are subject to review for fiscal years 2012 through 2016.

U.S. Tax Reform

During 2017, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. As permitted by SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to our Consolidated Financial Statements.

NOTE 24: PRODUCT LINE, GEOGRAPHIC, SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK DATA

The following table sets forth the various components of net sales by product line as a percentage of total net sales:

Years ended December 31,	2018	2017
Residential homes	57%	68%
Commercial structures	43%	32%
Total	100%	100%

All of our long-lived assets are located in the United States. All of our sales based on product shipment destination were within the United States.

Sales to customers comprising more than 10% of our total net sales and corresponding accounts receivable concentration information for such customers is summarized below:

	Percent of total sales for years ended December 31,		Percent of total accounts receivable as of December 31,
	2018	2017	2018	2017
Residential Customers
Customer A	10.4%	*	*	14.1%

Commercial Customers
Customer B	*	*	16.2%	16.8%
Customer C	10.8%	*	15.7%	15.7%
Customer D	*	*	10.8%	*
* Percent was less than 10% of the total.

NOTE 25: OPERATING SEGMENTS

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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they have different manufacturing processes and market to different customer bases, in geographically different markets.

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

The following table presents certain financial information regarding each reportable segment (in thousands):

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
December 31,	2018	2017	2018	2017	2018	2017
Segment net sales	$16,907	$24,229	$17,570	$16,324	$34,477	$40,553
Depreciation and amortization expense	538	504	201	399	739	903
Segment goodwill impairment expense	—	—	—	3,020	—	3,020
Interest expense, net	337	378	532	792	869	1,170
Segment net loss	(1,069)	(1,948)	(998)	(4,166)	(2,067)	(6,114)
Total segment assets	6,611	7,468	4,326	4,541	10,937	12,009
Expenditures for segment assets	12	405	109	38	121	443

Reconciliation of Segment Information

The following table presents the reconciliation of revenues (in thousands):

December 31,	2018	2017
Total net sales for reportable segments	$34,477	$40,553
Consolidated net sales	$34,477	$40,553

The following table presents the reconciliation of net loss (in thousands):

December 31,	2018	2017
Total net loss for reportable segments	$(2,067)	$(6,114)
Unallocated amounts:
Other corporate expenses	(1,327)	(1,805)
Interest expense	(128)	(1,108)
Change in fair value of contingent earn-out	6	361
Provision for income taxes	—	(11)
Consolidated net loss	$(3,516)	$(8,677)

The following table presents the reconciliation of assets (in thousands):

December 31,	2018	2017
Total assets for reportable segments	$10,937	$12,009
Other assets	641	906
Consolidated assets	$11,578	$12,915

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

The following table presents the reconciliation other significant adjustments (in thousands):

	Segment Totals		Unallocated Amounts		Consolidated Totals
December 31,	2018	2017	2018	2017	2018	2017
Depreciation and amortization expense	$739	$903	$—	$—	$739	$903
Segment goodwill impairment expense	—	3,020	—	—	—	3,020
Interest expense	869	1,170	128	1,108	997	2,278

The unallocated amounts of to interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The other unallocated amounts reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

NOTE 26: SUBSEQUENT EVENTS

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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

As of June 14, 2019, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 869,152 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC ("LSVM"), which is the investment manager of LSVI, and LSVI owns 216,094 shares of the Company’s Series B Stock and another 363,651 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million, the LSV Co-Invest I Notes Payable, and LSVM holds an unsecured note with a principal amount totaling $0.3 million, the LSVM Note.
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
Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors. As of the date of these consolidated financial statements, the initial accounting for the LSVM Acquisition was incomplete, as the Company continues to determine the fair value of the acquired assets and liabilities.
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
On April 3, 2019, 300 Park Street, LLC (“300 Park”, a wholly -owned indirect subsidiary of Digirad) entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park purchased certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS (the “Park Transaction”), and acquired the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility is $2.9 million, subject to adjustment for taxes and other charges and assessments.
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

ATRM Holdings, Inc.
Notes to Consolidated Financial Statements

On April 3, 2019, KBS entered into a lease agreement (the “Oxford Lease”) with 56 Mechanic Falls Road, LLC (“56 Mechanic” a wholly-owned indirect subsidiary of Digirad), in connection with that certain real property and related improvements and personal property owned by RJF – Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Premises”). The Oxford Lease was amended as of April 18, 2019 (the “Oxford Lease Amendment”) to provide that the commencement date will be the later of the closing of the sale of the Oxford Premises (the "Oxford Transaction"), which occurred on March 27, 2019, and the date that possession of the leased premises is able to be delivered to KBS, which is anticipated to occur on or prior to June 30, 2019. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.

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

Signature	Title	Date

/s/ Daniel M. Koch	President, Chief Executive Officer and Director	June 26, 2019
Daniel M. Koch	(Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey E. Eberwein	Chairman of the Board	June 26, 2019
Jeffrey E. Eberwein

/s/ Mark C. Hood	Director	June 26, 2019
Mark C. Hood

/s/ Rodney E. Schwatken	Director	June 26, 2019
Rodney E. Schwatken

EXHIBIT INDEX

Exhibit No.	Description

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

10.8
Agreement, dated as of June 26, 2015, by and among ATRM Holdings, Inc., KBS Builders, Inc., Modular Fun I, Inc., Modular Fun III, LLC, Modular Fun II, LLC, All-Set, LLC. Paris Holdings, LLC, and Robert H. Farnham, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2015).

10.9
Loan and Security Agreement, dated as of February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., Maine Modular Haulers, Inc., and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016).

10.10
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

10.13
Second Agreement of Amendment to the Loan and Security Agreement, dated as of June 30, 2017, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply, Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 16, 2019).

10.14
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

10.20
Fourth Agreement of Amendment to Loan and Security Agreement, dated as of December 22, 2017, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed with the SEC on April 30, 2019).

10.21
Sixth Agreement of Amendment to Loan and Security Agreement, dated as of December 22, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on April 30, 2019).

10.22
Securities Purchase Agreement, dated as of January 12, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 19, 2018).

10.23
Securities Purchase Agreement, dated as of June 1, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.24
Eighth Agreement of Amendment to Loan and Security Agreement, dated as of October 1, 2018, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed with the SEC on April 30, 2019).

10.25
Joint Venture Agreement, dated as of December 14, 2018, by and between ATRM Holdings Inc. and Digirad Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.26
Securities Purchase Agreement, dated as of December 17, 2018, by and between ATRM Holdings, Inc. and Lone Star Value Management, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2018).

10.27
Services Agreement, dated as of January 2, 2019, by and between KBS Builders, Inc. and Star Procurement, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.28
Ninth Agreement of Amendment to Loan and Security Agreement, dated as of February 22, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on April 30, 2019).

10.29
Tenth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on April 30, 2019).

10.30
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on April 30, 2019).

10.31
Membership Interest Purchase Agreement, dated as of April 1, 2019, by and among the Company, Lone Star Value Management, LLC and Jeffrey E. Eberwein (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

10.32
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

10.38
Eleventh Agreement of Amendment to Loan and Security Agreement, dated as of April 15, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on April 30, 2019).

10.39	Agreement, dated as of May 15, 2019, by and between Digirad Corporation and ATRM Holdings, Inc.

16.1
Letter to the Securities and Exchange Commission from Boulay PLLP dated as of April 25, 2019 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2019).

21.1	Subsidiaries of the Company.

23.1*	Consent of Boulay PLLP

23.2*	Consent of BDO USA, LLP

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*  Filed herewith.
†  Management contract or a compensatory plan or arrangement.
+  Filed with confidential portions omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.