Form 10-Q
period 2019-03-31
ATRM Holdings, Inc.
filed 2019-07-02
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

As of July 1, 2019, 2,576,219 shares of Common Stock of the Registrant were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$87	$187
Restricted cash	556	501
Accounts receivable, net	2,654	3,289
Inventories	1,569	1,790
Fair value of contingent earn-out receivable, current	—	63
Other current assets	250	343
Total current assets	5,116	6,173
Property, plant and equipment, net	4,079	4,131
Intangible assets, net	1,195	1,274
Right of use asset	604	—
Total assets	$10,994	$11,578

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$6,311	$6,513
Current portion of long-term debt	3,069	3,048
Current portion of lease liability	221	—
Trade accounts payable	5,340	6,240
Customer deposits	166	184
Accrued compensation	611	492
Other accrued liabilities	2,696	2,697
Total current liabilities	18,414	19,174
Long-term debt	2,128	2,113
Lease liability	385	—
Deferred income taxes	10	10
Total long-term liabilities	2,523	2,123
Total liabilities	20,937	21,297

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 597,139 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Common stock, $.001 par value; 7,500,000 shares authorized, and 2,466,219 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	82,203	82,646
Noncontrolling interest	1,000	—
Accumulated deficit	(93,149)	(92,368)
Total shareholders' deficit	(9,943)	(9,719)
Total liabilities and shareholders' deficit	$10,994	$11,578

 The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)(unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$7,335	$7,684
Costs and expenses:
Cost of sales	6,354	7,044
Selling, general, and administrative expenses	1,496	1,411
Total costs and expenses	7,850	8,455
Operating loss	(515)	(771)

Other (expense) income:
Interest expense, net	(263)	(237)
Change in fair value of contingent earn-outs, net	—	2
Loss before income taxes	(778)	(1,006)
Income tax expense	(3)	(4)
Net loss	$(781)	$(1,010)
Accrued preferred stock dividend	$(448)	$(410)
Net loss attributable to common shareholders	$(1,229)	$(1,420)

Net loss per share, basic and diluted	$(0.51)	$(0.59)
Weighted average common shares outstanding, basic and diluted	2,407	2,396

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM Holdings, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
 (in thousands)(unaudited)

	Common Stock		Preferred Stock		Additional	Noncontrolling	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Deficit
Balance, December 31, 2017	2,396	$2	547	$—	$83,014	$—	$(88,852)	$(5,836)
Share-based compensation expense	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	(1,010)	(1,010)
Dividend on preferred stock	—	—	—	—	(410)	—	—	(410)
Preferred dividend (PIK) paid	—	—	16	1	410	—	—	411
Balance, March 31, 2018	2,396	$2	563	$1	$83,034	$—	$(89,862)	$(6,825)

Balance, December 31, 2018	2,466	$2	597	$1	$82,646	$—	$(92,368)	$(9,719)
Share-based compensation expense	—	—	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	(781)	(781)
Noncontrolling interest	—	—	—	—	—	1,000	—	1,000
Dividend on preferred stock accrued	—	—	—	—	(448)	—	—	(448)
Balance, March 31, 2019	2,466	$2	597	$1	$82,203	$1,000	$(93,149)	$(9,943)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(781)	$(1,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	190	180
Amortization expense, deferred financing costs	—	29
Share-based compensation expense	5	20
Provision for (recovery of) bad debts	163	—
Gain on sale of equipment	—	(3)
Unrealized loss (gain) on lumber derivatives	21	(62)
Change in fair value of contingent earn-out receivable	—	(2)
Accrued interest	(448)	—
Imputed interest on seller deferred payment obligations	—	32

Changes in operating assets and liabilities:
Accounts receivable	1,275	1,601
Costs and estimated profit in excess of billings	—	565
Inventories	222	(847)
Other current assets	73	(92)
Trade accounts payable	(900)	608
Customer deposits	(822)	1,078
Billings in excess of costs and estimated profit	—	(983)
Accrued compensation	119	(37)
Other accrued liabilities	1	(490)
Net cash (used in) provided by operating activities	(882)	587
Cash flows from investing activities:
Proceeds from earn-out consideration	63	166
Purchase of property and equipment	(15)	(17)
Proceeds from sale of equipment	—	5
Net cash provided by investing activities	48	154
Cash flows from financing activities:
Proceeds from long-term borrowings and finance lease obligations	—	500
Proceeds from revolving line of credit	5,481	8,295
Principal payments on revolving line of credit	(5,668)	(9,117)
Payment of deferred financing costs	(15)	—
Cash received from Joint Venture partner	1,000	—
Principal payments on long-term debt and finance lease obligations	(9)	(306)
Net cash provided by (used in) financing activities	789	(628)
Net (decrease) increase in cash, cash equivalents and restricted cash	(45)	113
Cash, cash equivalents and restricted cash at beginning of period	688	530
Cash, cash equivalents and restricted cash at end of period	$643	$643
Supplemental cash flow information
Cash paid for interest expense	$151	$206
PIK payment of preferred stock dividend	$—	$411
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
The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from our audited financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full year or any future period.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
2.     GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability, we reported an operating loss for March 31, 2019. We have incurred significant operating losses in recent years and, as of March 31, 2019, we had an accumulated deficit of approximately $93.1 million. Working capital has remained negative over the past several years. Cash used in operating activities, remains negative which has required us to generate funds from investing and financing activities.  At March 31, 2019, we had outstanding debt of approximately $11.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of March 31, 2019, we had outstanding debt totaling approximately $11.5 million. Our debt primarily included (i) $3.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the "Premier Loan Agreement"). We also have debt with related parties which includes (i) $1.5 million of unsecured promissory notes with Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 ("LSVI Co-Invest I Notes Payable", otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note) (ii) $0.3 million of unsecured promissory notes with to Lone Star Value Management, LLC ("LSVM"), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 ("LSVM Note"), and (iii) a $0.3 million unsecured promissory note with Digirad Corporation ("Digirad") (NASDAQ: DRAD), a related party, with interest payable at 10.0%per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months, with any unpaid principal and interest due on December 14, 2020.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As discussed in Note 15, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of their real estate properties (see further discussion in Note 20); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On September 10, 2018, ATRM entered into a non-binding letter of intent (the “LOI”) relating to the acquisition of ATRM (the "ATRM Acquisition") by Digirad Corporation ("Digirad") (NASDAQ: DRAD). Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 4 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing, and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.
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

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the package of practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date. Upon adoption, the Company recorded a cumulative effect of initially applying this new standard resulting in the addition of $0.7 million of right of use assets and $0.7 million of corresponding short-term and long-term lease liabilities. For additional information on the required disclosures related to the impact of adopting this standard, see Note 12 to the Condensed Consolidated Financial Statements.

In April 2019, the FASB issued ASU 2019-04 ("ASU 2019-04"), Codification Improvements to Topics 326, Financial Instruments - Credit Losses ("Topics 326"), Topic 815 Derivatives and Hedging ("Topic 815") and Topic 825, Financial Instruments ("Topic 825"). This guidance clarifies areas of guidance related to the recently issued standards on credit losses (Topic 326), derivatives and hedging (Topic 815), and recognition and measurement of financial instruments (Topic 825). The new guidance will be effective for the Company beginning in the first quarter of fiscal 2021. The Company is evaluating the impact of the adoption of ASU 2019-04 on its Consolidated Financial Statements.

4.    JOINT VENTURE
Digirad Joint Venture and Services Agreement
On December 14, 2018, the Company entered into a Joint Venture Agreement with Digirad (the "Joint Venture Agreement"), forming Star Procurement, LLC ("Star Procurement"), with each of ATRM and Digirad holding a 50% interest. The purpose of the joint venture is for Star Procurement to purchase building materials and related goods from third parties and sell to KBS Builders, Inc., the Company's wholly owned subsidiary.  Star Procurement entered into a Services Agreement (the "Services Agreement") on January 2, 2019 with KBS in connection with the joint venture.  Digirad's initial capital contribution to the joint venture was $1.0 million. ATRM did not make an initial capital contribution. The Company manages the Joint Venture and is deemed to have decision making power over this joint venture.  Thus, the Company has consolidated its operations from the date

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the start of the joint venture; January 2, 2019.  Digirad’s contribution to the joint venture is considered noncontrolling interest and recorded as such in the Statement of Changes in Deficit.
5.     REVENUE RECOGNITION

The Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC 606") as of January 1, 2018. The underlying principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company generally requires deposits prior to the start of production of customer orders. The Company will not finance any part of the sale. The full balance is due upon delivery. Below is a summary of deposits utilized during the year by operating segment:

	Modular Home Manufacturing	Structured Wall Panel Manufacturing	Total
(in thousands)
December 31, 2018	$(181)	$(4)	$(184)
Revenue recognized that was included in deposit at beginning of period	181	4	184
Increase due to cash received, excluding amounts recognized as revenue during the period	(133)	(33)	(166)
March 31, 2019	$(133)	$(33)	$(166)

The Company has expanded its financial statement disclosures as required by this new standard. See Note 19, "Operating Segments" for additional disclosures provided as a result of this ASU.

6.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (unaudited)(in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$87	$187
Restricted cash	556	501
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$643	$688

Amounts included in restricted cash represent $0.5 million on deposit with Gerber Finance from time-to-time as additional collateral to support borrowing under the KBS loan agreement and an additional $86.1 thousand on deposit with INTL FC Stone related to our lumber commodity hedging program.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.     FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following (unaudited)(in thousands):

	March 31, 2019	December 31, 2018
Lumber derivative contracts (Level 1) (1)	$(14)	$5

Contingent earn-out receivable, current (based on Level 3 inputs): (2)	$—	$63

(1) Our Level 1 assets (lumber derivative contracts) fair value is based upon quoted market prices.

(2) The contingent earn-out receivable related to the transfer of our test handler product line to Boston Semi Automation LLC ("BSA") in April 2014. As of December 31, 2018, all payments by BSA had been made.

Quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2018 is summarized in the table below:

Fair Value Asset	Valuation Technique	Unobservable Input	Unobservable Input Amount
Contingent earn-out receivable related to transfer of test handler product line	Discounted cash flow	Total revenue for the remaining royalty period	$6.9 million
		Discount rate	2.41%

8.    DERIVATIVES

The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At March 31, 2019, the Company had a net long (buying) position of 660,000 board feet under six lumber derivatives contracts and had a short position of 660,000 board feet under six lumber derivative contracts with a net fair value of $(14.1) thousand, which is included in other current assets. The Company had restricted cash on deposit with the broker totaling $86.1 thousand at March 31, 2019.
At March 31, 2018, the Company had a net long (buying) position of 330,000 board feet under three lumber derivatives contracts with a fair value of $33.1 thousand, which is included in other current assets. In addition, at March 31, 2018, the Company had a long position of 1,320,000 board feet under twelve different lumber derivative call contracts and had a short position of 330,000 board feet under three different lumber derivative put contracts, with a net fair value of $55.2 thousand, which is also included in other current assets. The Company had restricted cash on deposit with the broker totaling $26.7 thousand at March 31, 2018.
Gains and losses from derivative instruments, none of which are designated as hedging instruments, are recorded in cost of sales in the Company’s statements of operations and included the following (unaudited)(in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Realized gain (loss), net	$57	$42
Unrealized (loss) gain, net	(21)	62
Total	$36	$104

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (unaudited)(in thousands):

	March 31, 2019	December 31, 2018
Contract billings	$2,966	$3,094
Retainage	—	308
Subtotal	2,966	3,402
Less – allowance for doubtful accounts	(312)	(113)
Accounts receivable, net	$2,654	$3,289

10.    INVENTORIES

Inventory is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,048	$1,438
Work-in-process	331	352
Finished goods	190	—
Inventories, net	$1,569	$1,790

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (unaudited)(in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Tradenames	$394	$—	$394	$394	$—	$394
Finite-lived intangible assets:
Customer relationships	2,097	(1,296)	801	2,097	(1,217)	880
Total intangible assets	$2,491	$(1,296)	$1,195	$2,491	$(1,217)	$1,274

Amortization expense amounted to approximately $79.0 thousand for each of the three months ended March 31, 2019 and 2018. Estimated amortization of purchased intangible assets over the next five years is as follows (unaudited)(in thousands):

2019 (nine months)	$238
2020	316
2021	163
2022	84
2023	—
Thereafter	—
Total	$801

12.    LEASES

In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019, or the effective date, and used the effective date as its date of initial application.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining fixed lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. In calculating the present value of future lease payments, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to utilize a single blended interest rate based on geographies and lease terms that comprise the lease portfolio.
Although separation of lease and non-lease components is required, certain practical expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.
Many of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. The Company does not recognize the right-of-use asset or lease liability for renewal or termination periods unless the Company is reasonably certain to exercise the option at lease inception.
The Company has operating leases for real estate and non-real estate in Minnesota, Wisconsin and Maine. The Company has finance leases for some equipment that is immaterial.
The Company has lease arrangements with lease and non-lease components and has elected to account for the lease and non-lease component as a single lease component. and has allocated all of the contract consideration to the lease component only. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance,

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred.
As of March 31, 2019, a right-of-use asset of $0.6 million and lease liability of $0.6 million are reflected on the balance sheet.
The elements of lease expense were as follows (dollars in thousands)(unaudited):

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost	$68
Variable lease cost	34
Total lease cost	$102

Other Information
Operating cash flows used for operating leases	$67

Operating Leases
Weighted average discount rate	10.0%
Weighted average remaining lease term (years)	2.75
Future lease payments under non-cancelable leases as of March 31, 2019 were as detailed below(in thousands)(unaudited):

2019 (nine months)	$201
2020	273
2021	207
2022	—
2023	—
Total lease payments	681
Less: imputed interest	76
Total operating liabilities	$605

13.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (unaudited)(in thousands):

	March 31, 2019	December 31, 2018
Accrued taxes (1)	$1,313	$1,815
Accrued interest expense	633	148
Accrued dividend payable	448	449
Accrued sales rebates	152	141
Accrued health insurance costs	67	67
Accrued warranty	58	56
Other	25	21
Total other accrued liabilities	$2,696	$2,697

(1) Primarily includes accrued sales and use taxes.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in accrued warranty are summarized below (unaudited)(in thousands):

	Three Months Ended March 31,
	2019	2018
Accrual balance, beginning of period	$56	$50
Accruals for warranties	2	2
Accrual balance, end of period	$58	$52

14.    NOTES PAYABLE
As of March 31, 2019, we had outstanding revolving lines of credit of approximately $6.3 million. Our notes payable primarily included (i) $3.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory, real estate and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its property and assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At March 31, 2019, approximately $3.4 million was outstanding under the KBS Loan Agreement, which, after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $3.4 million on the Condensed Consolidated Balance Sheet.
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

As of December 31, 2018 and 2017, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019 and June 2019, we obtained a waiver from Gerber Finance for these events. In addition obtaining a waiver for these covenants, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018 (see Note 20). If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    LONG-TERM DEBT

Long-term debt is comprised of the following (unaudited)(in thousands):

	March 31, 2019	December 31, 2018
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2018 (automatically extended to December 31, 2019 as neither party elected to terminate), supported by pledge agreement between LSVI and Gerber Finance of up to $3.0 million plus additional fees	$3,000	$3,000
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	909	909
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	528	528
Promissory note payable to LSVM (a Related Party), unsecured, interest of 10.0% per annum (12% per annum PIK Interest) payable annually, with any unpaid principal and interest due on November 30, 2020	300	300
Digirad (a Related Party) unsecured promissory note, interest at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months. All unpaid principal and interest under the Digirad Note is due on December 14, 2020	275	275
Vehicle financing, interest at 5.9% per annum, due June 20, 2023	76	79
Equipment financing, interest at 10.0% per annum, due November 26, 2020	44	—
EBGL computer equipment and software financing, secured by underlying assets, interest at 9.0% per annum, payable in monthly installments of $1,105 per month, through May 2022	36	39
KBS software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	20	21
Revolving equipment credit line, unsecured	9	10
Total long-term debt	5,197	5,161
Current portion	(3,069)	(3,048)
Noncurrent portion	$2,128	$2,113

As of December 31, 2018, the Company was not in compliance with certain covenants with its Gerber promissory note totaling $3.0 million. These covenant breaches include:  debt service coverage ratio and timely reporting of financial statements.   The Company received a waiver, dated as of June 25, 2019, for these covenant breaches through December 31, 2018.

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

In connection with the Ninth KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of guaranty in favor of Gerber Finance relating to his unconditional guaranty of $0.6 million of KBS’s obligations under the KBS Loan Agreement arising from the $0.6 million of over advances permitted under the Ninth KBS Loan Amendment.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On December 18, 2017, ATRM granted 70,000 restricted shares of the Company's common stock to its directors and its Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $1.18 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amount to approximately $20.4 thousand for the three months ended March 31, 2018 and is included in the caption "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Operations. The remaining compensation expense was recognized in full in 2018.
On December 12, 2018, ATRM granted 70,000 shares of the Company's common stock to its directors, its Chief Executive Officer and Chief Financial Officer (10,000 shares each) and granted an additional 40,000 shares of the Company's common stock to each member of the Board of Director's Special Committee (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $0.20 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants was $5.4 thousand for the three months ended March 31, 2019 and is included in the caption "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $15.9 thousand will be recognized on a straight-line basis through December 12, 2019, subject to forfeitures.
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
As of March 31, 2019, we have a net deferred tax liability of $10.0 thousand for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

18.    LEGAL PROCEEDINGS

From time to time, in the ordinary course of ATRM’s business, the Company is party to various disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s condensed consolidated financial statements.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.    OPERATING SEGMENTS

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

Each segments’ accounting policies are the same as those described in the summary of significant accounting policies, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There are no intersegment sales.
The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they have different manufacturing processes and market to different customer bases, in geographically different markets.
The following table presents certain financial information regarding each reportable segment (unaudited)(in thousands):

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Total
March 31,	2019	2018	2019	2018	2019	2018
Segment net sales	$2,378	$4,849	$4,957	$2,835	$7,335	$7,684
Depreciation and amortization expense	135	132	55	48	190	180
Interest expense, net	76	90	125	134	201	224
Segment net (loss) income	(797)	(284)	387	(281)	(410)	(565)
Total segment assets	5,166	7,095	4,348	3,563	9,514	10,658
Expenditures for segment assets	—	12	60	5	60	17

     Reconciliation of Segment Information (unaudited)(in thousands)

The following table presents the reconciliation of revenues (in thousands):

March 31,	2019	2018
Total net sales for reportable segments	$7,335	$7,684
Consolidated net sales	$7,335	$7,684

The following table presents the reconciliation of net loss (unaudited)(in thousands):

March 31,	2019	2018
Total net loss for reportable segments	$(410)	$(565)
Unallocated amounts:
Other corporate expenses	(306)	(430)
Interest expense	(62)	(13)
Change in fair value of contingent earn-out	—	2
Provision for income taxes	(3)	(4)
Consolidated net loss	$(781)	$(1,010)

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the reconciliation of assets (unaudited)(in thousands):

	March 31,	December 31,
	2019	2018
Total assets for reportable segments	9,514	$10,937
Other assets	1,480	641
Consolidated assets	$10,994	$11,578

The following table presents the reconciliation other significant adjustments (unaudited)(in thousands):

	Segment Totals		Unallocated Amount		Consolidated Totals
March 31,	2019	2018	2019	2018	2019	2018
Depreciation and amortization expense	$190	$180	$—	$—	$190	$180
Interest expense	201	224	62	13	263	237

The unallocated amounts of interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. The unallocated amounts reflect amounts incurred at the parent not allocated to the operating segments. None of the other adjustments are considered significant.

20.    SUBSEQUENT EVENTS

Merger with Digirad Corporation

On September 10, 2018, Digirad announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company. Under the terms contemplated in the LOI, ATRM shareholders of the Company would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition. Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.

As of July 1, 2019, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 869,152 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC ("LSVM"), which is the investment manager of LSVI, and LSVI owns 222,577 shares of the Company’s Series B Stock and another 374,562 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million, the LSV Co-Invest I Notes Payable, and LSVM holds an unsecured note with a principal amount totaling $0.3 million, the LSVM Note. In addition, LSVI has pledged up to $3.0 million plus additional fees as collateral for a current debt of ATRM.
Amendments to Gerber Finance Loan Agreements

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Tenth KBS Loan Amendment, Mr. Eberwein executed a reaffirmation of guaranty in favor of Gerber Finance relating to his unconditional guaranty of $0.6 million of KBS’s obligations under the KBS Loan Agreement arising from the $0.6 million of over advances permitted under the Ninth KBS Loan Amendment.

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

Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, with working capital adjusted to January 1, 2019, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors. As of the date of these condensed consolidated financial statements, the initial accounting for the LSVM Acquisition was incomplete, as the Company continues to determine the fair value of the acquired assets and liabilities. As of the date of these condensed consolidated financial statements, the initial accounting for this acquisition was incomplete as the Company is currently working to determine the fair value of the acquired assets and liabilities.
Sale of Maine Facilities
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford,” a wholly-owned indirect subsidiary of Digirad) entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS, pursuant to which 947 Waterford purchased certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS (the “Waterford Transaction”), and acquired the Waterford Facility. The Waterford Purchase Agreement contains representations, warranties and covenants of KBS and 947 Waterford that are customary for a transaction of this nature. The purchase price of the Waterford Facility is $1.0 million, subject to adjustment for taxes and other charges and assessments.
947 Waterford is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Waterford Facility.
On April 3, 2019, 300 Park Street, LLC (“300 Park,” a wholly-owned indirect subsidiary of Digirad) entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park purchased certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS (the “Park Transaction”), and acquired the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility is $2.9 million, subject to adjustment for taxes and other charges and assessments.
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
On April 3, 2019, KBS entered into a lease agreement (the “Oxford Lease”) with 56 Mechanic Falls Road, LLC (“56 Mechanic,” a wholly-owned indirect subsidiary of Digirad), in connection with that certain real property and related improvements and personal property owned by RJF – Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Premises”). The Oxford Lease was amended as of April 18, 2019 (the “Oxford Lease

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amendment”) to provide that the commencement date will be the later of the closing of the sale of the Oxford Premises (the "Oxford Transaction"), which occurred on March 27, 2019, and the date that possession of the leased premises is able to be delivered to KBS, which is anticipated to occur on or prior to June 30, 2019. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.

ATRM HOLDINGS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”). All figures in the following discussion are presented on a consolidated basis. All dollar amounts and percentages presented herein have been rounded to approximate values.

Forward-Looking Statements

This report may contain “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not based on historical fact and involve assessments of certain risks, developments, and uncertainties in our business looking to the future. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe,” or the negatives or other variations of these terms or comparable terminology. Forward-looking statements may include projections, forecasts, or estimates of future performance and developments. These forward-looking statements are based upon assumptions and assessments that we believe to be reasonable as of the date of this report. Whether those assumptions and assessments will be realized will be determined by future factors, developments, and events, which are difficult to predict and may be beyond our control. Actual results, factors, developments, and events may differ materially from those we assumed and assessed. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the 2018 10-K, could cause our future operating results to differ materially from those set forth in any forward-looking statement. There can be no assurance that any such forward-looking statement, projection, forecast or estimate contained can be realized or that actual returns, results, or business prospects will not differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

Merger with Digirad Corporation

On September 10, 2018, Digirad Corporation ("Digirad") announced that its board of directors had approved the conversion of Digirad into a diversified holding company and in conjunction with that new structure, that it would be acquiring the Company (the "ATRM Acquisition"). Under the terms contemplated in a non-binding letter of intent (the "LOI"), ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 4 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.

As of July 1, 2019, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 869,152 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC ("LSVM"), which is the investment manager of LSVI, and LSVI owns 222,577 shares of the Company’s Series B Stock and another 374,562 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million, the LSV Co-Invest I Notes Payable, and LSVM holds an unsecured note with a principal amount totaling $0.3 million, the LSVM Note. In addition, LSVI has pledged up to $3.0 million plus additional fees as collateral for a current debt of ATRM.
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
Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, with working capital adjusted as of January 1, 2019, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Board comprised solely of independent directors. As of the date of these condensed consolidated financial statements, the initial accounting for the LSVM Acquisition was incomplete, as the Company continues to determine the fair value of the acquired assets and liabilities. As of the date of these condensed consolidated financial statements, the initial accounting for this acquisition was incomplete as the Company is currently working to determine the fair value of the acquired assets and liabilities.

Sale of Maine Facilities
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford,” a wholly-owned indirect subsidiary of Digirad) entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS, pursuant to which 947 Waterford purchased certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS (the “Waterford Transaction”), and acquired the Waterford Facility. The Waterford Purchase Agreement contains representations, warranties and covenants of KBS and 947 Waterford that are customary for a transaction of this nature. The purchase price of the Waterford Facility is $1.0 million, subject to adjustment for taxes and other charges and assessments.
947 Waterford is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Waterford Facility.
On April 3, 2019, 300 Park Street, LLC (“300 Park,” a wholly-owned indirect subsidiary of Digirad) entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park purchased certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS (the “Park Transaction”), and acquired the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility is $2.9 million, subject to adjustment for taxes and other charges and assessments.
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
On April 3, 2019, KBS entered into a lease agreement (the “Oxford Lease”) with 56 Mechanic Falls Road, LLC (“56 Mechanic,” a wholly-owned indirect subsidiary of Digirad), in connection with that certain real property and related improvements and personal property owned by RJF – Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Premises”). The Oxford Lease was amended as of April 18, 2019 (the “Oxford Lease Amendment”) to provide that the commencement date will be the later of the closing of the sale of the Oxford Premises (the "Oxford Transaction"), which occurred on March 27, 2019, and the date that possession of the leased premises is able to be delivered to KBS, which is anticipated to occur on or prior to June 30, 2019. The Oxford Transaction is pursuant to that certain Purchase and Sale Agreement between 56 Mechanic and RJF. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.

Results of Operations

Net Sales. Net sales were approximately $7.3 million for the three months ended March 31, 2019 compared with approximately $7.7 million for the same period in 2018. The decrease was primarily due to a decrease in KBS’s net sales, which were approximately $2.4 million for the three months ended March 31, 2019 as compared to $4.8 million for the same period in 2018 partially offset by an increase in EBGL net sales which were approximately $5.0 million for the three months ended March 31, 2019 compared to $2.8 million for the comparable period in 2018. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements.
Cost of Sales. Cost of sales amounted to approximately $6.4 million for the three months ended March 31, 2019, compared to approximately $7.0 million for the same period in 2018. This decrease was due to the decrease in net sales at KBS and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense remained primarily the same year over year and was approximately $1.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

Interest Expense. Interest expense was approximately $0.2 million for the three months ended March 31, 2018 and approximately $0.3 million for the three months ended March 31, 2019. See Notes 14 and 15 to the condensed consolidated financial statements for further details of the Company’s outstanding debt.
Change in Fair Value of Contingent Earn-outs, net. We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our balance sheets at March 31, 2019 is related to the transfer of our test handler product line to Boston Semi Automation LLC ("BSA") in April 2014. Change in fair value of contingent earn-out receivable during the three months ended March 31, 2018 represented a net decrease of approximately $0.2 million in the fair value of this earn-out as a result of timing and payments. As of December 31, 2018 all payments by BSA had been made.
Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $3.0 thousand and $4.0 thousand for the three months ended March 31, 2019 and 2018, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived assets, which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.
Net Loss. Net loss for the three months ended March 31, 2019 was approximately $0.8 million as compared to net loss of approximately $1.0 million for the same period in 2018. The decrease was primarily due to the factors described above.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased by approximately $45.0 thousand in the three months ended March 31, 2019.

Net cash (used in) provided by operating activities. In the three months ended March 31, 2019, cash flows used in operating activities were approximately $0.9 million, consisting primarily of our net loss $0.8 million and a net decrease in operating assets and liabilities of $0.5 million which primarily included a decrease in trade accounts payable of $0.9 million and customer deposits of $0.8 million, offset by a decrease in accounts receivable of $1.3 million, and an increase in inventories of $0.2 million.

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

Net cash provided by investing activities. Net cash flows provided by investing activities were approximately $48.0 thousand for the three-month period ended March 31, 2019 which included $63.0 thousand proceeds from earn-out consideration offset by $15.0 thousand of purchase of equipment. Net cash flows provided by investing activities were approximately $0.2 million for the three-month period ended March 31, 2018 which included $0.2 million proceeds from earn-out consideration

Net cash provided by (used in) financing activities. In the three months ended March 31, 2019, cash flows used in financing activities were approximately $0.8 million, which included $1.0 million of cash provided by joint venture partner, Digirad, and $0.2 million of net payments on the KBS Loan Agreement and the EBGL Loan Agreement.

In the three months ended March 31, 2018, cash flows used in financing activities were approximately $0.6 million, which included approximately $0.8 million of net payments on the KBS Loan Agreement and the EBGL Loan Agreement and approximately $0.3 million to reduce principal balances of our long-term debt, partially offset by $0.5 million of proceeds from the issuance of long-term debt.
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability, we reported an operating loss for March 31, 2019. We have incurred significant operating losses in recent years and, as of March 31, 2019, we had an accumulated deficit of approximately $93.1 million.  At March 31, 2019, we had outstanding debt of approximately $11.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of March 31, 2019, we had outstanding debt totaling approximately $11.5 million. Our debt primarily included (i) $3.4 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the "Premier Loan Agreement"). We also have debt with related parties which includes (i) $1.5 million of unsecured promissory notes with Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 ("LSVI Co-Invest I Notes Payable", otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note) (ii) $0.3 million of unsecured promissory notes with to LSVM, with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 ("LSVM Note"), and (iii) a $0.3 million unsecured promissory note with Digirad Corporation ("Digirad") (NASDAQ: DRAD), a related party, with interest payable at 10.0%per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months, with any unpaid principal and interest due on December 14, 2020.
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

•
As discussed in Note 15, in January 2018 and in June 2018, the Company issued unsecured promissory notes in the principal amounts of $0.5 million and $0.9 million, respectively, to LSV Co-Invest I to provide additional working capital for the Company;

•	In April 2019, KBS and EBGL executed sale leasebacks of several of their real estate properties (see further discussion in Note 20); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On September 10, 2018, ATRM entered into a non-binding LOI relating to the acquisition of ATRM by Digirad Corporation ("Digirad") (NASDAQ: DRAD). Under the terms contemplated in the LOI, ATRM stockholders would have received consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition (see Note 4 for additional information). Although the LOI expired by its terms on December 31, 2018, Digirad and ATRM have had additional discussions regarding the terms and conditions of a proposed transaction and the consideration to be paid for ATRM shares. The parties are currently discussing that the consideration would not be Digirad shares of common stock, but some other form of security. In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the ATRM Acquisition does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the ATRM Acquisition to close in the third quarter of 2019; however, the parties have not reached any definitive agreement, and there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing, and any ATRM Acquisition would remain subject to the satisfaction of customary closing conditions.
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

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on their evaluation of our disclosure controls and procedures and due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with oversight by the Board, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation and due to the material weaknesses described below, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of March 31, 2019.
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
Remediation Plan and Status for Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, management concluded as of December 31, 2018 that several material weaknesses existed at that date. Management has been engaged in remediation efforts to address the material weaknesses. We have made enhancements to our control environment from various activities including the following:

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

From time to time, in the ordinary course of ATRM’s business, it is party to various disputes, claims and legal proceedings. In the opinion of management, based on information available at this time, such disputes, claims and proceedings will not have a material effect on ATRM’s condensed consolidated financial statements.

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

ATRM HOLDINGS, INC.
(Registrant)

Date: July 2, 2019	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)