Form 10-Q
period 2019-06-30
ATRM Holdings, Inc.
filed 2019-08-14
CIK 908598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

As of August 12, 2019, 2,526,219 shares of Common Stock of the Registrant were outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$115	$237
Restricted cash	70	501
Accounts receivable, net	2,499	3,301
Inventories	1,366	1,790
Fair value of contingent earn-out receivable, current	—	63
Other current assets	249	375
Total current assets	4,299	6,267
Property, plant and equipment, net	844	4,158
Intangible assets, net	1,116	1,274
Right of use asset	3,431	—
Other assets	—	8
Total assets	$9,690	$11,707

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$3,485	$6,513
Current portion of long-term debt	3,093	3,048
Current portion of lease liability	279	—
Trade accounts payable	4,560	5,886
Customer deposits	232	184
Accrued compensation	540	803
Other accrued liabilities	2,814	2,857
Total current liabilities	15,003	19,291
Long-term debt	2,173	1,813
Lease liability	3,272	—
Deferred income taxes	10	10
Total long-term liabilities	5,455	1,823
Total liabilities	20,458	21,114

Commitments and contingencies
Shareholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 597,139 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Common stock, $.001 par value; 7,500,000 shares authorized, and 2,466,219 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	81,808	82,646
Noncontrolling interest	1,000	—
Accumulated deficit	(93,579)	(92,056)
Total shareholders' deficit	(10,768)	(9,407)
Total liabilities and shareholders' deficit	$9,690	$11,707
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$6,915	$11,348	$14,284	$19,072
Costs and expenses:
Cost of sales	5,822	8,999	12,176	16,043
Selling, general, and administrative expenses	1,983	1,967	3,616	3,608
Total costs and expenses	7,805	10,966	15,792	19,651
Operating (loss) gain	(890)	382	(1,508)	(579)

Other (expense) income:
Gain on sale of assets	531	—	531	—
Gain on settlement of liabilities	143	—	143	—
Interest expense, net	(254)	(238)	(517)	(475)
Change in fair value of contingent earn-outs, net	—	2	—	4
(Loss) gain before income taxes	(470)	146	(1,351)	(1,050)
Income tax expense	(11)	(11)	(14)	(15)
Net (loss) gain	$(481)	$135	$(1,365)	$(1,065)
Accrued preferred stock dividend	$(401)	$(422)	$(849)	$(832)
Net loss attributable to common shareholders	$(882)	$(287)	$(2,214)	$(1,897)

Net loss per share, basic and diluted	$(0.37)	$(0.12)	$(0.92)	$(0.79)
Weighted average common shares outstanding, basic and diluted	2,407	2,396	2,407	2,396

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM Holdings, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
 (in thousands)(unaudited)

	Common Stock		Preferred Stock		Additional	Noncontrolling	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Interest	Deficit	Deficit
Balance, December 31, 2017	2,396	$2	547	$—	$83,014	$—	$(88,877)	$(5,861)
Share-based compensation expense	—	—	—	—	41	—	—	41
Net loss	—	—	—	—	—	—	(1,065)	(1,065)
Members' contribution	—	—	—	—	—	—	373	373
Dividend on preferred stock	—	—	—	—	(832)	—	—	(832)
Preferred dividend (PIK) paid	—	—	33	1	832	—	—	833
Balance, June 30, 2018	2,396	$2	580	$1	$83,055	$—	$(89,569)	$(6,511)

Balance, December 31, 2018	2,466	$2	597	$1	$82,646	$—	$(92,056)	$(9,407)
Share-based compensation expense	—	—	—	—	11	—	—	11
Net loss	—	—	—	—	—	—	(1,365)	(1,365)
Members' distribution	—	—	—	—	—	—	(158)	(158)
Noncontrolling interest	—	—	—	—	—	1,000	—	1,000
Dividend on preferred stock accrued	—	—	—	—	(849)	—	—	(849)
Balance, June 30, 2019	2,466	$2	597	$1	$81,808	$1,000	$(93,579)	$(10,768)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,365)	$(1,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	301	362
Amortization expense, deferred financing costs	—	49
Share-based compensation expense	11	41
Provision for (recovery of) bad debts	163	—
Gain on sale or disposal of equipment	(525)	(2)
Unrealized loss (gain) on lumber derivatives	(14)	6
Change in fair value of contingent earn-out receivable	—	(4)
Accrued interest	(849)	—
Imputed interest on seller deferred payment obligations	—	54

Changes in operating assets and liabilities:
Accounts receivable	639	(2,068)
Costs and estimated profit in excess of billings	—	565
Inventories	425	(798)
Other current assets	140	(42)
Noncash lease expense	150	—
Other assets	8	—
Trade accounts payable	(1,326)	1,851
Customer deposits	48	333
Billings in excess of costs and estimated profit	—	(983)
Accrued compensation	(263)	467
Other accrued liabilities	(73)	(488)
Net cash used in operating activities	(2,530)	(1,722)
Cash flows from investing activities:
Proceeds from earn-out consideration	63	218
Purchase of property and equipment	(36)	(33)
Proceeds from sale of property and equipment	3,873	16
Net cash provided by investing activities	3,900	201
Cash flows from financing activities:
Proceeds from long-term borrowings and finance lease obligations	300	1,400
Proceeds from revolving line of credit	12,424	17,065
Principal payments on revolving line of credit	(15,438)	(15,984)
Payment of deferred financing costs	(15)	—
Cash received from Joint Venture partner	1,000	—
Principal payments on long-term debt and finance lease obligations	(36)	(612)
Members' (distribution) contribution	(158)	373
Net cash (used in) provided by financing activities	(1,923)	2,242
Net (decrease) increase in cash, cash equivalents and restricted cash	(553)	721
Cash, cash equivalents and restricted cash at beginning of period	738	541
Cash, cash equivalents and restricted cash at end of period	$185	$1,262
Supplemental cash flow information
Cash paid for interest expense	$411	$417
PIK payment of preferred stock dividend	$—	$(833)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of ATRM Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless the context otherwise requires, references in the notes to condensed consolidated financial statements to (i) “ATRM,” the “Company,” “we,” “us” and “our,” refer to ATRM Holdings, Inc. and its consolidated subsidiaries, (ii) “KBS” refers to our Maine-based modular housing manufacturing business operated by our wholly-owned subsidiary KBS Builders, Inc., (iii) “EBGL” refers to our Minnesota-based operations including Glenbrook Building Supply, Inc. (“Glenbrook”), a retail supplier of lumber and other building supplies, and EdgeBuilder, Inc. (“EdgeBuilder”), a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products, and (iv) "LSVM" refers to our Connecticut-based investment advisory company whose services include the management of pooled investment vehicles, as well as other specialty investment vehicles.

Through our wholly-owned subsidiaries, KBS, Glenbrook, EdgeBuilder, and LSVM, we manufacture modular buildings for commercial and residential applications in production facilities located in South Paris and Waterford, Maine, operate a retail lumber yard located in Oakdale, Minnesota, manufacture structural wall panels, permanent wood foundation systems and other engineered wood products for use in construction of residential and commercial buildings in a production facility located in Prescott, Wisconsin, and provide investment advisory services from an office in Old Greenwich, Connecticut.
The Company’s corporate headquarters is located at Glenbrook’s offices in Oakdale, Minnesota, a suburb of St. Paul.
The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from our audited financial statements. The transaction through which the Company acquired LSVM (see Note 5) was accounted for as a transfer of assets between entities under common control. Accordingly, the accompanying condensed consolidated financial statements and related notes present the combined balance sheets, consolidated statements of operations, changes in shareholders' deficit, and cash flows for all periods presented.  In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full year or any future period.
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
2.     GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability, we reported an operating loss for June 30, 2019. We have incurred significant operating losses in recent years and, as of June 30, 2019, we had an accumulated deficit of approximately $93.6 million. Working capital has remained negative over the past several years. Cash used in operating activities, remains negative which has required us to generate funds from investing and financing activities.  At June 30, 2019, we had outstanding debt of approximately $8.8 million of which $6.6 million is currently payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.
We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of June 30, 2019, we had outstanding debt totaling approximately $8.8 million. Our debt primarily included (i) $0.9 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the "Premier Loan Agreement"). We also have debt with related parties which includes (i) $1.5 million of unsecured promissory notes with Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 ("LSVI Co-Invest I Notes Payable", otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note) (ii) $0.3 million of unsecured promissory notes with to LSVM, with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 ("LSVM Note"), and (iii) a $0.3 million unsecured promissory note with Digirad Corporation ("Digirad") (NASDAQ: DRAD), a related party, with interest payable at 10.0%per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months, with any unpaid principal and interest due on December 14, 2020.
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
As of December 31, 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In July 2019, we obtained a waiver from Premier Bank for these events through October 1, 2019 (the current maturity date of the Premier Loan Agreement).

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

•	In April 2019, KBS and EBGL executed sale leasebacks of several of their real estate properties (see further discussion in Note 13); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On July 3, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Digirad, and Digirad Acquisition Corporation, a Minnesota corporation and newly-formed subsidiary of Digirad (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Digirad.  The Merger Agreement was approved unanimously by the Board, following recommendation by a special committee of independent and disinterested directors.
At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time (other than shares (i) owned by the Company or any subsidiary, (ii) owned by Digirad or Merger Sub, or (iii) held by shareholders who have perfected and not withdrawn a demand for appraisal rights under Minnesota law (collectively (i),

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii) and (iii), “Excluded Shares”)) will be canceled and converted automatically into the right to receive 0.03 shares of a newly created Series A non-convertible perpetual preferred stock, par value $0.0001 per share, of Digirad (“Series A Preferred Stock”).  Each share of the Company’s Series B Stock issued and outstanding immediately prior to the effective time (other than Excluded Shares) will be canceled and converted automatically into the right to receive 2.5 shares of Series A Preferred Stock.
In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the Merger does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the Merger to close in the third quarter of 2019; however, there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing, and the Merger would remain subject to the satisfaction of customary closing conditions including the passing vote of the Company's shareholders.

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

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the package of practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under ASU 2016-02 for leases that commenced prior to the effective date. Upon adoption, the Company recorded a cumulative effect of initially applying this new standard resulting in the addition of $0.7 million of right of use assets and $0.7 million of corresponding short-term and long-term lease liabilities. For additional information on the required disclosures related to the impact of adopting this standard, see Note 13 to the Condensed Consolidated Financial Statements.

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

4.    JOINT VENTURE
Digirad Joint Venture and Services Agreement
On December 14, 2018, the Company entered into a Joint Venture Agreement with Digirad (the "Joint Venture Agreement"), forming Star Procurement, LLC ("Star Procurement"), with each of ATRM and Digirad holding a 50% interest. The purpose of the joint venture is for Star Procurement to purchase building materials and related goods from third parties and sell to KBS Builders, Inc., the Company's wholly owned subsidiary.  Star Procurement entered into a Services Agreement (the "Services Agreement") on January 2, 2019 with KBS in connection with the joint venture.  Digirad's initial capital contribution to the joint

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

venture was $1.0 million. ATRM did not make an initial capital contribution. The Company manages the Joint Venture and is deemed to have decision making power over this joint venture.  Thus, the Company has consolidated its operations from the date of the start of the joint venture; January 2, 2019.  Digirad’s contribution to the joint venture is considered noncontrolling interest and recorded as such in the Statement of Changes in Deficit.
5.    ACQUISITION
Acquisition of Lone Star Value Management
On April 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to the Company (the “LSVM Acquisition”) for a purchase price of $100. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, with working capital adjusted to January 1, 2019, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets (as well as the $0.3 million LSVM December 2018 Note issued by the Company) and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. The Company's entry into the LSVM Purchase Agreement and the LSVM Acquisition were unanimously approved by a special committee of the Company's Board of Directors (the "Board") comprised solely of independent directors.
The LSVM Acquisition was a transaction between affiliate companies. As a result, the acquisition was accounted for as a transfer of assets between entities under common control in accordance with generally accepted accounting principles ("GAAP"). The assets and liabilities of the LSVM Acquisition were transferred at their historical carrying value.
6.     REVENUE RECOGNITION

The Company adopted ASC Topic 606 Revenue from Contracts with Customers ("ASC 606") as of January 1, 2018. The underlying principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services.

In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when control of the goods transfers to the customer and when services are performed. Net sales are comprised of gross revenues from sales of products less trade discounts and rebates as well as fees from the management of investment advisory services, as well as other specialty investment vehicles.

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company generally requires deposits prior to the start of production of customer orders. The Company will not finance any part of the sale. The full balance is due upon delivery. Below is a summary of deposits utilized during the year by operating segment:

	Modular Home Manufacturing	Structured Wall Panel Manufacturing	Total
(in thousands)
March 31, 2019	$(133)	$(33)	$(166)
Revenue recognized that was included in deposit at beginning of period	133	33	166
Increase due to cash received, excluding amounts recognized as revenue during the period	(205)	(27)	(232)
June 30, 2019	$(205)	$(27)	$(232)

The Company has expanded its financial statement disclosures as required by this new standard. See Note 20, "Operating Segments" for additional disclosures provided as a result of this ASU.

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows (unaudited)(in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$115	$237
Restricted cash	70	501
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$185	$738

Amounts included in restricted cash represent $70.2 thousand on deposit with INTL FC Stone related to our lumber commodity hedging program.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.     FAIR VALUE MEASUREMENTS

Financial assets reported at fair value on a recurring basis included the following (unaudited)(in thousands):

	June 30, 2019	December 31, 2018
Lumber derivative contracts (Level 1) (1)	$14	$5

Contingent earn-out receivable, current (based on Level 3 inputs): (2)	$—	$63

(1) Our Level 1 assets (lumber derivative contracts recorded in Other current assets in the condensed consolidated balance sheet) fair value is based upon quoted market prices.

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

9.    DERIVATIVES

The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At June 30, 2019, the Company had a net long (buying) position of 1,320,000 board feet under twelve lumber derivatives contracts and had a short position of 550,000 board feet under five lumber derivative contracts with a net fair value of $13.7 thousand, which is included in other current assets. The Company had restricted cash on deposit with the broker totaling $70.2 thousand at June 30, 2019.
At June 30, 2018, the Company had a net long (buying) position of 880,000 board feet under eight lumber derivatives contracts with a fair value of $(6.0) thousand, which is included in other current assets. The Company had restricted cash on deposit with the broker totaling $56.7 thousand at June 30, 2018.
Gains and losses from derivative instruments, none of which are designated as hedging instruments, are recorded in cost of sales in the Company’s statements of operations and included the following (unaudited)(in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Realized (loss) gain, net	$(22)	$95
Unrealized gain (loss), net	35	(68)
Total	$13	$27

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Realized gain, net	$35	$137
Unrealized gain (loss), net	14	(6)
Total	$49	$131

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following (unaudited)(in thousands):

	June 30, 2019	December 31, 2018
Contract billings	$2,794	$3,136
Fees receivable	6	13
Retainage	—	308
Subtotal	2,800	3,457
Less – allowance for doubtful accounts	(301)	(156)
Accounts receivable, net	$2,499	$3,301

11.    INVENTORIES

Inventory is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$978	$1,438
Work-in-process	248	352
Finished goods	140	—
Inventories, net	$1,366	$1,790

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following (unaudited)(in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Tradenames	$394	$—	$394	$394	$—	$394
Finite-lived intangible assets:
Customer relationships	2,097	(1,375)	722	2,097	(1,217)	880
Total intangible assets	$2,491	$(1,375)	$1,116	$2,491	$(1,217)	$1,274

Amortization expense amounted to approximately $79.0 thousand and $158.0 thousand for each of the three and six months ended June 30, 2019 and 2018, respectively. Estimated amortization of purchased intangible assets over the next five years is as follows (unaudited)(in thousands):

2019 (six months)	$159
2020	316
2021	163
2022	84
2023	—
Thereafter	—
Total	$722

13.    LEASES

Sale of Maine Facilities
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford,” a wholly-owned indirect subsidiary of Digirad) entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS, pursuant to which 947 Waterford purchased certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS (the “Waterford Transaction”), and acquired the Waterford Facility. The Waterford Purchase Agreement contains representations, warranties and covenants of KBS and 947 Waterford that are customary for a transaction of this nature. The purchase price of the Waterford Facility was $1.0 million.

947 Waterford is a wholly-owned indirect subsidiary of Digirad, formed for the purpose of acquiring and holding the Waterford Facility.
On April 3, 2019, 300 Park Street, LLC (“300 Park,” a wholly-owned indirect subsidiary of Digirad) entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park purchased certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS (the “Park Transaction”), and acquired the Park Facility. The Park Purchase Agreement contains representations, warranties and covenants of KBS and 300 Park that are customary for a transaction of this nature. The purchase price of the Park Facility was $2.3 million.
On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”) and 300 Park (the “Park Lease”). The Waterford Lease and Park Lease both have initial terms of 120 months, which are subject to extension.
On April 3, 2019, KBS entered into a lease agreement (the “Oxford Lease”) with 56 Mechanic Falls Road, LLC (“56 Mechanic,” a wholly-owned indirect subsidiary of Digirad), in connection with that certain real property and related improvements and personal property owned by RJF – Keiser Real Estate, LLC (“RJF”) (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Premises”). The Oxford Lease was amended as of April 18, 2019 (the “Oxford Lease

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amendment”) to provide that the commencement date will be the later of the closing of the sale of the Oxford Premises (the "Oxford Transaction"), which occurred on March 27, 2019. The Oxford Lease has an initial term of 120 months, which is subject to extension. ATRM has unconditionally guaranteed the performance of all obligations under each of the Leases to be performed by KBS, including, without limitation, the payment of all required rent.  The payment of rent has been waived by approximately six months at the inception of the lease.
Lease Accounting Policy

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
The Company has lease arrangements with lease and non-lease components and has elected to account for the lease and non-lease component as a single lease component, and has allocated all of the contract consideration to the lease component only. The Company has existing net leases in which the non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred.
As of June 30, 2019, a right-of-use asset of $3.4 million and lease liability of $3.6 million are reflected on the balance sheet.
The elements of lease expense were as follows (dollars in thousands)(unaudited):

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost	$185	$253
Variable lease cost	83	117
Total lease cost	$268	$370

Other Information
Operating cash flows used for operating leases	$66	$133
Net gain recognized from sale and leaseback transactions (1)	531	531

Operating Leases
Weighted average discount rate	10.0%	10.0%
Weighted average remaining lease term (years)	8.6	8.6
(1) During the second quarter of 2019, the Company entered into sale leaseback transactions related to three properties, which resulted in total proceeds of $3.9 million.
Future lease payments under non-cancelable leases as of June 30, 2019 were as detailed below (in thousands)(unaudited):

2019 (six months)	$251
2020	744
2021	686
2022	487
2023	495
Beyond	2,746
Total lease payments	5,409
Less: imputed interest	1,858
Total operating liabilities	$3,551

14.     OTHER ACCRUED LIABILITIES

Other accrued liabilities are comprised of the following (unaudited)(in thousands):

	June 30, 2019	December 31, 2018
Accrued taxes (1)	$965	$1,815
Accrued interest expense	804	148
Accrued dividend payable	746	449
Accrued sales rebates	85	141
Accrued health insurance costs	67	67
Accrued warranty	59	56
Other	88	181
Total other accrued liabilities	$2,814	$2,857

(1) Primarily includes accrued sales and use taxes.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in accrued warranty are summarized below (unaudited)(in thousands):

	Six Months Ended June 30,
	2019	2018
Accrual balance, beginning of period	$56	$50
Accruals for warranties	3	3
Accrual balance, end of period	$59	$53

15.    NOTES PAYABLE
As of June 30, 2019, we had outstanding revolving lines of credit of approximately $3.5 million. Our notes payable primarily included (i) $0.9 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement and (ii) $2.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under the Premier Loan Agreement, net of an immaterial amount of unamortized financing fees.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019. Under the terms of the agreement, the KBS Loan Agreement was extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement will extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At June 30, 2019, approximately $0.9 million was outstanding under the KBS Loan Agreement, which, after offset of an immaterial amount of unamortized deferred financing costs, is presented at a net amount of approximately $0.9 million on the Condensed Consolidated Balance Sheet.
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

In connection with amending the KBS Loan Agreement, Jeffrey E. Eberwein, Chairman of the Board, executed a guaranty dated November 20, 2017 in favor of Gerber Finance unconditionally guaranteeing up to $0.5 million of KBS’s obligations under the KBS Loan Agreement arising from certain permitted over advances. On December 22, 2017, the Company also entered into a Fourth Agreement of Amendment to Loan and Security Agreement to amend the terms of the Acquisition Loan Agreement to reflect certain changes made to the KBS Loan Agreement.

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

As of December 31, 2018 and 2017, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019 and June 2019, we obtained a waiver from Gerber Finance for these events. In addition obtaining a waiver for these covenants, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018 (see Note 16). If the Company fails to comply with any financial covenants under our loan agreements with Gerber Finance going forward, Gerber Finance may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
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

On June 30, 2017, EBGL entered into the Premier Loan Agreement with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the EBGL Loan Agreement with Gerber Finance, which was terminated on the same date. Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended by Premier until February 1, 2019. In July 2019, the Premier Loan Agreement was extended further by Premier until October 1, 2019. The Premier Loan Agreement may be further extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.

As of December 31, 2017 and 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, we obtained a waiver from Premier for these events through October 1, 2019 (the current maturity date of the Premier Loan Agreement).

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    LONG-TERM DEBT

Long-term debt is comprised of the following (unaudited)(in thousands):

	June 30, 2019	December 31, 2018
Promissory note payable to Gerber Finance, secured, interest at the current prime rate plus 3.0% payable monthly with any unpaid principal and interest due on December 31, 2019, supported by pledge agreement between LSVI and Gerber Finance of up to $3.0 million plus additional fees	$3,000	$3,000
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	909	909
Promissory note payable to LSV Co-Invest I (a Related Party), unsecured, interest of 10% per annum (12% per annum PIK interest) payable semi-annually in July and January, with any unpaid principal and interest due on January 12, 2020	528	528
Promissory note payable to LSVM proceeds of which are to be paid to Jeff Eberwein (a Related Party) based upon conditions set forth in the LSVM purchase agreement, unsecured, interest of 10.0% per annum (12% per annum PIK Interest) payable annually, with any unpaid principal and interest due on November 30, 2020	300	—
Digirad (a Related Party) unsecured promissory note, interest at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months. All unpaid principal and interest under the Digirad Note is due on December 14, 2020	275	275
Vehicle financing, interest at 5.9% per annum, due June 20, 2023	72	79
Vehicle financing, interest at 5.9% per annum, due April 11, 2024	87	—
Equipment financing, interest at 10.0% per annum, due November 26, 2020	34	—
EBGL computer equipment and software financing, secured by underlying assets, interest at 9.0% per annum, payable in monthly installments of $1,105 per month, through May 2022	16	39
KBS software installment payment agreement, unsecured, interest at 8.0% per annum, payable in monthly installments of $1,199 through September 2020	38	21
Revolving equipment credit line, unsecured	7	10
Total long-term debt	5,266	4,861
Current portion	(3,093)	(3,048)
Noncurrent portion	$2,173	$1,813

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    STOCK INCENTIVE PLAN AND SHARE-BASED COMPENSATION

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
On December 18, 2017, ATRM granted 70,000 restricted shares of the Company's common stock to its directors and its Chief Financial Officer (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $1.18 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants amount to approximately $20.6 thousand for the three and $41.0 thousand for the six months ended June 30, 2018, respectively, and is included in the caption "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Operations. The remaining compensation expense was recognized in full in 2018.
On December 12, 2018, ATRM granted 70,000 shares of the Company's common stock to its directors, its Chief Executive Officer and Chief Financial Officer (10,000 shares each) and granted an additional 40,000 shares of the Company's common stock to each member of the Board of Director's Special Committee (10,000 shares each). The shares vest one year after the grant date and the fair value of the awards was determined to be $0.20 per share, the closing price of our common stock on the grant date. Compensation expense related to these grants was $5.5 thousand and $10.9 thousand for the three and six months ended June 30, 2019, respectively, and is included in the caption "Selling, general and administrative expenses" in our Condensed Consolidated Statement of Operations. The remaining compensation expense of approximately $10.4 thousand will be recognized on a straight-line basis through December 12, 2019, subject to forfeitures.
18.    INCOME TAXES

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
As of June 30, 2019, we have a net deferred tax liability of $10.0 thousand for the taxable differences related to our indefinite-lived intangible assets when calculating our valuation allowance due to the unpredictability of the reversal of these differences.

19.    LEGAL PROCEEDINGS

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

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20.    OPERATING SEGMENTS

The Company manages and organizes its business in three distinct reportable segments: (i) modular building manufacturing, (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations, and (iii) investment advising services. The modular building manufacturing segment, through KBS, manufactures modular buildings for both single-family residential homes and larger, commercial building projects. The structural wall panel and wood foundation manufacturing segment (which also includes the building supply retail operations) manufactures structural wall panels for both residential and commercial projects as well as permanent wood foundation systems for residential homes, through the EdgeBuilder subsidiary, in addition to operating a local building supply retail operation, through the Glenbrook subsidiary. The investment advisory segment, through LSVM, provides services that include investment advisory services, servicing pooled investment vehicles as well as other specialty investment portfolios. The Company also has corporate level activities and expenditures which are not considered a reportable segment.

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
The following table presents certain financial information regarding each reportable segment (unaudited)(in thousands):

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Investment Advising		Total
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018
Segment net sales	$2,894	$4,942	$3,971	$5,533	$50	$873	$6,915	$11,348
Depreciation and amortization expense	51	132	60	50	—	—	111	182
Interest expense (income), net	66	84	125	130	—	—	191	214
Segment net income	159	65	159	104	(77)	330	241	499
Total segment assets	4,813	7,586	3,812	5,876	41	987	8,666	14,449
Expenditures for segment assets	—	—	117	101	—	—	117	101

	Modular Home Manufacturing		Structural Wall Panel Manufacturing		Investment Advising		Total
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018
Segment net sales	$5,272	$9,791	$8,929	$8,368	$83	$913	$14,284	$19,072
Depreciation and amortization expense	186	264	115	98	—	—	301	362
Interest expense (income), net	142	174	250	264	—	—	392	438
Segment net (loss) income	(639)	(219)	546	(177)	(180)	140	(273)	(256)
Total segment assets	4,813	7,586	3,812	5,876	41	987	8,666	14,449
Expenditures for segment assets	—	12	176	106	—	—	176	118

Reconciliation of Segment Information (unaudited)(in thousands)

The following table presents the reconciliation of revenues (in thousands):

Three Months Ended June 30,	2019	2018
Total net sales for reportable segments	$6,915	$11,348
Consolidated net sales	$6,915	$11,348

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30,	2019	2018
Total net sales for reportable segments	$14,284	$19,072
Consolidated net sales	$14,284	$19,072

The following table presents the reconciliation of net loss (unaudited)(in thousands):

Three Months Ended June 30,	2019	2018
Total net income for reportable segments	$241	$499
Unallocated amounts:
Other corporate expenses	(649)	(331)
Interest expense	(62)	(24)
Change in fair value of contingent earn-out	—	2
Provision for income taxes	(11)	(11)
Consolidated net (loss) income	$(481)	$135

Six Months Ended June 30,	2019	2018
Total net loss for reportable segments	$(273)	$(256)
Unallocated amounts:
Other corporate expenses	(954)	(761)
Interest expense	(124)	(37)
Change in fair value of contingent earn-out	—	4
Provision for income taxes	(14)	(15)
Consolidated net loss	$(1,365)	$(1,065)

The following table presents the reconciliation of assets (unaudited)(in thousands):

	June 30,	December 31,
	2019	2018
Total assets for reportable segments	8,666	$11,051
Other assets	1,024	656
Consolidated assets	$9,690	$11,707

The following table presents the reconciliation other significant adjustments (unaudited)(in thousands):

	Segment Totals		Unallocated Amount		Consolidated Totals
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Depreciation and amortization expense	$111	$182	$—	$—	$111	$182
Interest expense	191	214	63	24	254	238

	Segment Totals		Unallocated Amount		Consolidated Totals
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Depreciation and amortization expense	$301	$362	$—	$—	$301	$362
Interest expense	392	438	125	37	517	475

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unallocated amounts of interest expense is the amount of interest incurred by the Company at the parent level, but not allocated to the operating segments. None of the other adjustments are considered significant.

21.    SUBSEQUENT EVENTS

LSV Co-Invest I and LSVM Waivers

On July 17, 2019, ATRM entered into two waivers with LSV Co-Invest I and one waiver with LSVM, pursuant to which the parties thereto agreed (i) that the closing of the Merger would not constitute an event of default under the terms of two promissory notes issued by ATRM to LSV Co-Invest I on January 12, 2018 and June 1, 2018 for the principal amounts of $0.5 million and $0.9 million, respectively, or under the terms of a promissory note issued by ATRM to LSVM on December 17, 2018 for the principal amount of $0.3 million, (ii) that neither LSV Co-Invest I nor LSVM would be entitled to accelerate any payment under such notes as a result of the closing of the Merger and (iii) upon the closing of the Merger, ATRM would be permitted to amend its governing documents in accordance with the terms of the Merger Agreement.

Series B Preferred Stock Dividend Agreement
On July 16, 2019, ATRM, LSVI and LSV Co-Invest I (each a “Holder” and collectively, the “Holders”) entered into a Series B Preferred Stock Dividend Agreement, Dividend Agreement (the “Dividend Agreement”), pursuant to which the Company issued to the Holders a total of 17,914.2 shares of Series B Preferred Stock, par value $0.001 per share (the “Preferred Stock”), of the Company. The Company previously issued shares of Series B Preferred Stock to the Holders. Dividends on those shares have accrued through December 31, 2018 but have not been paid. Pursuant to the Dividend Agreement, the Company and the Holders have agreed that the Preferred Stock will be issued in lieu of payment and in full satisfaction of such accrued dividends.
Restricted Stock Forfeitures

On July 9, 2019, 50,000 shares of the Company's common stock, $0.001 par value per share, were removed from the accounts of certain directors and an officer of the Company as they had terminated their service with the Board or the Company.

Agreement and Plan of Merger

On July 3, 2019, the Company entered into the Merger Agreement with Digirad, and Merger Sub, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Digirad.  The Merger Agreement was approved unanimously by the Board, following recommendation by a special committee of independent and disinterested directors.

At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time (other than Excluded Shares) will be canceled and converted automatically into the right to receive 0.03 shares of Series A Preferred Stock.

Consummation of the Merger is subject to various closing conditions, including (i) approval by the Company’s shareholders, (ii)  the absence of any order, injunction, statute, rule, regulation or decree prohibiting, precluding, restraining, enjoining or making illegal the consummation of the Merger, (iii) the accuracy of the representations and warranties of each party (including there not having occurred a material adverse effect), (iv) performance, in all material respects, of all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party, (v) declaration of effectiveness of the Registration Statement on Form S-4 filed by Digirad, (vi) the completion of a $3.0 million private placement of Series A Preferred Stock by the Digirad and (vii) the execution of an agreement by and between the Digirad and Jeffrey Eberwein, the Chairman of the Company’s Board, pursuant to which Digirad shall have the right to require Mr. Eberwein to acquire 100,000 shares of Series A Preferred Stock at a price of $10 per share for aggregate proceeds of $1.0 million at any time, in Digirad’s discretion, during the 12 calendar months following the effective time of the Merger.  If the Merger is not consummated by November 30, 2019, either party has the right to terminate the Merger Agreement, subject to certain conditions.

The Company makes various representations, warranties and covenants in the Merger Agreement, including covenants regarding: (i) the conduct of the business of the Company prior to the consummation of the Merger, (ii) the calling and holding of a meeting of the Company’s shareholders to seek approval and (iii) the use of reasonable efforts to cause the Merger to be consummated.

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Merger Agreement, the Company is subject to a “no-shop” restriction on its ability to solicit offers or proposals relating to an alternative acquisition proposal or to provide information to or engage in discussions or negotiations with third parties regarding an alternative acquisition proposal. Until adoption of the Merger Agreement by the Company’s shareholders, the Company may only furnish information to, and engage in discussions and negotiations with, third parties making unsolicited acquisition proposals that the Board determines are reasonably likely to lead to a superior proposal and to terminate the Merger Agreement to accept a superior proposal.  The Merger Agreement provides Digirad certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement upon a superior proposal.  The “no-shop” provision also includes a “fiduciary-out,” which permits the Board to change its recommendation that shareholders vote in favor of the Merger if the Board concludes that a change is advisable to comply with its fiduciary duties under applicable law.  The Merger Agreement also provides Digirad with certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement in order to avoid such change in Board recommendation.

The Merger Agreement allows the Company and Digirad to terminate the Merger Agreement under certain circumstances.  Digirad may terminate if: (i) the Board changes its recommendation to shareholders to vote in favor of the transaction in accordance with the Merger Agreement, (ii) the Company breaches the Merger Agreement, or (iii) if the Company enters into an acquisition agreement with a third party following the receipt of a superior proposal. The Company may terminate if it enters into an acquisition agreement with a third party following the receipt of a superior proposal or if Digirad breaches the Merger Agreement.  Upon termination of the Merger Agreement under specified circumstances (including upon acceptance of a superior proposal or a change in recommendation under the “fiduciary out”), the Company must pay Digirad a termination fee of $0.7 million and reimburse Digirad for documented out-of-pocket expenses up to $0.2 million.

In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the Merger does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the Merger to close in the third quarter of 2019; however there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and the Merger would remain subject to the satisfaction of customary closing conditions including the passing vote of the Company's shareholders.

The representations, warranties and covenants of the Company contained in the Merger Agreement (i) have been made only for purposes of the Merger Agreement; (ii) have been qualified by (a) matters specifically disclosed in any reports filed by the Company with the Securities and Exchange Commission (the “SEC”) and (b) confidential disclosures made to Digirad and Merger Sub in connection with the Merger Agreement; (iii) are subject to materiality qualifications contained in the Merger Agreement that may differ from what may be viewed as “material” by investors; (iv) are made only as of the date of the Merger Agreement and as of the date the Merger closes, or such other date as is specified in the Merger Agreement; and (v) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the Company or its business. Investors should not rely on the representations, warranties or covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be reflected fully or at all in the Company’s public disclosures. The Merger Agreement should not be read alone, but must be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the annual, quarterly and current reports, proxy statements and other documents that the Company files or has filed with the SEC.

As of August 14, 2019, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 88,166 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of LSVM, which is the investment manager of LSVI and LSV Co-Invest I, and LSVI owns 222,577 shares of the Company’s Series B Stock and another 374,562 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million, the LSV Co-Invest I Notes Payable, and LSVM holds an unsecured note with a principal amount totaling $0.3 million proceeds of which are to be paid to Mr. Eberwein based upon conditions set forth in the LSVM purchase agreement, the LSVM Note. In addition, LSVI has pledged up to $3.0 million plus additional fees as collateral for a current debt of ATRM.

Voting and Support Agreement

ATRM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 3, 2019, in connection with the Merger Agreement, Digirad entered into a voting and support agreement (the “Voting Agreement”) with all of the holders of the Company’s preferred stock and approximately 17.4% of the Company’s common stock. The Company has been advised that under the terms of the Voting Agreement, each of the referenced shareholders agreed, among other things, to vote, and irrevocably appointed Digirad as its proxy to vote, all of their shares in favor of the approval of the Merger and adoption of the Merger Agreement.  The Voting Agreement terminates on the earlier of (a) the effective date of the Merger and (b) the termination of the Merger Agreement.

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

Overview

Through our wholly-owned subsidiaries, KBS, Glenbrook, EdgeBuilder, and LSVM, we manufacture modular buildings for commercial and residential applications in production facilities located in South Paris and Waterford, Maine, operate a retail lumber yard located in Oakdale, Minnesota, manufacture structural wall panels, permanent wood foundation systems and other engineered wood products for use in construction of residential and commercial buildings in a production facility located in Prescott, Wisconsin and provide investment advisory services to pooled investment vehicles, as well as other specialty investment vehicles. Our common stock, par value $0.001 per share, trades on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “ATRM.”

Recent Developments

LSV Co-Invest I and LSVM Waivers

On July 17, 2019, ATRM entered into two waivers with LSV Co-Invest I and one waiver with LSVM, pursuant to which the parties thereto agreed (i) that the closing of the Merger would not constitute an event of default under the terms of two promissory notes issued by ATRM to LSV Co-Invest I on January 12, 2018 and June 1, 2018 for the principal amounts of$0.5 million and $0.9 million, respectively, or under the terms of a promissory note issued by ATRM to LSVM on December 17, 2018 for the principal amount of $0.3 million, (ii) that neither LSV Co-Invest I nor LSVM would be entitled to accelerate any payment under such notes as a result of the closing of the Merger and (iii) upon the closing of the Merger, ATRM would be permitted to amend its governing documents in accordance with the terms of the Merger Agreement.

Agreement and Plan of Merger
On July 3, 2019, the Company entered into the Merger Agreement with Digirad, and Merger Sub, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Digirad.  The Merger Agreement was approved unanimously by the Board of Directors of the Company (the "Board"), following recommendation by a special committee of independent and disinterested directors.

At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time (other than Excluded Shares) will be canceled and converted automatically into the right to receive 0.03 shares of Series A Preferred Stock.

Consummation of the Merger is subject to various closing conditions, including (i) approval by the Company’s shareholders, (ii)  the absence of any order, injunction, statute, rule, regulation or decree prohibiting, precluding, restraining, enjoining or making illegal the consummation of the Merger, (iii) the accuracy of the representations and warranties of each party (including there not having occurred a material adverse effect), (iv) performance, in all material respects, of all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party, (v) declaration of effectiveness of the Registration Statement on Form S-4 filed by Digirad, (vi) the completion of a $3.0 million private placement of Series A Preferred Stock by the Digirad and (vii) the execution of an agreement by and between the Digirad and Jeffrey Eberwein, the Chairman of the Company’s Board, pursuant to which Digirad shall have the right to require Mr. Eberwein to acquire 100,000 shares of Series A Preferred Stock at a price of $10 per share for aggregate proceeds of $1.0 million at any time, in Digirad’s discretion, during the 12 calendar months following the effective time of the Merger.  If the Merger is not consummated by November 30, 2019, either party has the right to terminate the Merger Agreement, subject to certain conditions.

The Company makes various representations, warranties and covenants in the Merger Agreement, including covenants regarding: (i) the conduct of the business of the Company prior to the consummation of the Merger, (ii) the calling and holding of a meeting of the Company’s shareholders to seek approval and (iii) the use of reasonable efforts to cause the Merger to be consummated.

Under the Merger Agreement, the Company is subject to a “no-shop” restriction on its ability to solicit offers or proposals relating to an alternative acquisition proposal or to provide information to or engage in discussions or negotiations with third parties regarding an alternative acquisition proposal. Until adoption of the Merger Agreement by the Company’s shareholders, the Company may only furnish information to, and engage in discussions and negotiations with, third parties making unsolicited acquisition proposals that the Board determines are reasonably likely to lead to a superior proposal and to terminate the Merger Agreement to accept a superior proposal.  The Merger Agreement provides Digirad certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement upon a superior proposal.  The “no-shop” provision also includes a “fiduciary-out,” which permits the Board to change its recommendation that shareholders vote in favor of the Merger if the Board concludes that a change is advisable to comply with its fiduciary duties under applicable law.  The Merger Agreement also provides Digirad with certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement in order to avoid such change in Board recommendation.

The Merger Agreement allows the Company and Digirad to terminate the Merger Agreement under certain circumstances.  Digirad may terminate if: (i) the Board changes its recommendation to shareholders to vote in favor of the transaction in accordance with the Merger Agreement, (ii) the Company breaches the Merger Agreement, or (iii) if the Company enters into an acquisition agreement with a third party following the receipt of a superior proposal. The Company may terminate if it enters into an acquisition agreement with a third party following the receipt of a superior proposal or if Digirad breaches the Merger Agreement.  Upon termination of the Merger Agreement under specified circumstances (including upon acceptance of a superior proposal or a change in recommendation under the “fiduciary out”), the Company must pay Digirad a termination fee of $0.7 million and reimburse Digirad for documented out-of-pocket expenses up to $0.2 million.

In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the Merger does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the Merger to close in the third quarter of 2019; however, there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing and the Merger would remain subject to the satisfaction of customary closing conditions including the passing vote of the Company's shareholders.

The representations, warranties and covenants of the Company contained in the Merger Agreement (i) have been made only for purposes of the Merger Agreement; (ii) have been qualified by (a) matters specifically disclosed in any reports filed by the Company with the Securities and Exchange Commission (the “SEC”) and (b) confidential disclosures made to Digirad and Merger Sub in connection with the Merger Agreement; (iii) are subject to materiality qualifications contained in the Merger Agreement that may differ from what may be viewed as “material” by investors; (iv) are made only as of the date of the Merger Agreement and as of the date the Merger closes, or such other date as is specified in the Merger Agreement; and (v) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the Company or its business. Investors should not rely on the representations, warranties or covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be reflected fully or at all in the Company’s public disclosures. The Merger Agreement should not be read alone, but must be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the annual, quarterly and current reports, proxy statements and other documents that the Company files or has filed with the SEC.

As of August 14, 2019, Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein also is the Chairman of the Board of Digirad and beneficially owns 88,166 shares of Digirad's common stock, or approximately 4.3% of the shares outstanding. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC ("LSVM"), which is the investment manager of LSVI and LSV Co-Invest I, and LSVI owns 222,577 shares of the Company’s Series B Stock and another 374,562 shares of Series B Stock are owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein. LSV Co-Invest I also holds unsecured promissory notes of the Company in the principal amount totaling $1.4 million, the LSV Co-Invest I Notes Payable, and LSVM holds an unsecured note with a principal amount totaling $0.3 million proceeds of which are to be paid to Mr. Eberwein based upon conditions set forth in the LSVM purchase agreement, the LSVM Note. In addition, LSVI has pledged up to $3.0 million plus additional fees as collateral for a current debt of ATRM.
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
Voting and Support Agreement

On July 3, 2019, in connection with the Merger Agreement, Digirad entered into a voting and support agreement (the “Voting Agreement”) with all of the holders of the Company’s preferred stock and approximately 17.4% of the Company’s common stock. The Company has been advised that under the terms of the Voting Agreement, each of the referenced shareholders agreed, among other things, to vote, and irrevocably appointed Digirad as its proxy to vote, all of their shares in favor of the approval of the Merger and adoption of the Merger Agreement.  The Voting Agreement terminates on the earlier of (a) the effective date of the Merger and (b) the termination of the Merger Agreement.

Results of Operations

Net Sales. Net sales were approximately $6.9 million for the three months ended June 30, 2019 compared with approximately $11.3 million for the same period in 2018. The decrease was primarily due to a decrease in KBS’s net sales, which were approximately $2.9 million for the three months ended June 30, 2019 as compared to $4.9 million for the same period in 2018, a decrease in EBGL net sales which were approximately $4.0 million for the three months ended June 30, 2019 compared to $5.5 million for the comparable period in 2018 and a decrease in LSVM net sales, which were approximately $49.7 thousand for the three months ended June 30, 2019 as compared to $0.9 million for the same period in 2018. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements. The decrease in EGBL sales was primarily due to timing.
Net sales were approximately $14.3 million for the six months ended June 30, 2019 compared with approximately $19.1 million for the same period in 2018. The decrease was primarily due to a decrease in KBS’s net sales, which were approximately $5.3 million for the six months ended June 30, 2019 as compared to $9.8 million for the same period in 2018 and a decrease in LSVM net sales which were approximately $83.7 thousand for the six months ended June 30, 2019 as compared to $0.9 million for the same period in 2018. These decreases were partially offset by an increase in EBGL net sales which were approximately $8.9 million for the six months ended June 30, 2019 compared to $8.4 million for the comparable period in 2018. The decrease in KBS net sales was primarily due to a decrease in commercial developer sales as the Company adjusts to the strategic shift away from large commercial projects with significant site work to focus on its core competency of manufacturing modular buildings for residential customers, as disclosed in Note 2 to the condensed consolidated financial statements.
Cost of Sales. Cost of sales amounted to approximately $5.8 million for the three months ended June 30, 2019, compared to approximately $9.0 million for the same period in 2018. This decrease was due to the decrease in net sales at KBS and EBGL and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.
Cost of sales amounted to approximately $12.2 million for the six months ended June 30, 2019, compared to approximately $16.0 million for the same period in 2018. This decrease was due to the decrease in net sales at KBS and also reflects the results of the Company's strategic initiatives at KBS including more selectivity in the commercial projects the Company undertakes, improved project pricing (implementing regular price increases to its customers) and ongoing cost control and efficiency measures, as disclosed in Note 2 to the condensed consolidated financial statements, resulting in lower direct and overhead costs.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense remained primarily the same year over year and was approximately $2.0 million for the three months ended June 30, 2019 and 2018, respectively.
Selling, general and administrative (“SG&A”) expense remained primarily the same year over year and was approximately $3.6 million for the six months ended June 30, 2019 and 2018, respectively.
Gain on Sale of Assets. Gain on sale of assets was approximately $0.5 million in the three and six months ended June 30, 2019, respectively. The gain was generated by the sale of the Maine Facilities in the second quarter of 2019 (see Note 13 to the condensed consolidated financial statements).
Gain on Settlement of Liabilities. The gain on settlement of liabilities was approximately $0.1 million in the three and six months ended June 30, 2019, respectively. The gain was generated by the settlement of liabilities with vendors in the second quarter of 2019 (see Note 13 to the condensed consolidated financial statements).
Interest Expense. Interest expense was approximately $0.2 million for the three months ended June 30, 2018 and approximately $0.3 million for the three months ended June 30, 2019. See Notes 15 and 16 to the condensed consolidated financial statements for further details of the Company’s outstanding debt.
Interest expense was approximately $0.5 million for the six months ended June 30, 2019 and 2018, respectively. See Notes 15 and 16 to the condensed consolidated financial statements for further details of the Company’s outstanding debt.

Change in Fair Value of Contingent Earn-outs, net. We assess the fair value of our contingent earn-outs at the end of each quarter. The contingent earn-out receivable included in our balance sheets at June 30, 2018 is related to the transfer of our test handler product line to Boston Semi Automation LLC ("BSA") in April 2014. Change in fair value of contingent earn-out receivable during the three and six months ended June 30, 2018 represented a net decrease of approximately $0.2 million and $0.4 million, respectively, in the fair value of this earn-out as a result of timing and payments. As of December 31, 2018 all payments by BSA had been made.
Income Taxes. Since 2009, we have maintained a valuation allowance to fully reserve our deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, a decrease in shareholders’ deficit. We recorded income tax expense of $11.0 thousand for the three months ended June 30, 2019 and 2018, respectively, and $14.0 thousand and $15.0 thousand for the six months ended June 30, 2019 and 2018, respectively, which included deferred income tax expense associated with taxable differences related to our indefinite-lived assets, which are omitted from the calculation of our valuation allowance due to the unpredictability of the reversal of these differences.
Net (Loss) Gain. Net loss for the three months ended June 30, 2019 was approximately $0.5 million as compared to net gain of approximately $0.1 million for the same period in 2018. Net loss for the six months ended June 30, 2019 was approximately $1.4 million as compared to net loss of approximately $1.1 million for the same period in 2018. The changes in net (loss) gain were primarily due to the factors described above.

Financial Condition, Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased by approximately $0.6 million in the six months ended June 30, 2019.

Net cash used in operating activities. In the six months ended June 30, 2019, cash flows used in operating activities were approximately $2.5 million, consisting primarily of our net loss $1.4 million, our $0.5 million gain on sale of equipment, and a net decrease in operating assets and liabilities of $0.3 million which primarily included a decrease in trade accounts payable of $1.3 million, offset by a decrease in accounts receivable of $0.6 million, and an decrease in inventories of $0.4 million.

In the six months ended June 30, 2018, cash flows used in operating activities were approximately $1.7 million, consisting primarily of our net loss of $1.1 million and a net decrease in operating assets and liabilities of $1.2 million which primarily included an increase in accounts receivable of $2.1 million and an increase in inventories of $0.8 million, partially offset by an increase in trade accounts payable of $1.9 million.

Net cash provided by investing activities. Net cash flows provided by investing activities were approximately $3.9 million for the six-month period ended June 30, 2019 which included $3.9 million from the sale of equipment and $63.0 thousand proceeds from earn-out consideration.

Net cash flows provided by investing activities were approximately $0.2 million for the six-month period ended June 30, 2018 which included $0.2 million proceeds from earn-out consideration.

Net cash (used in) provided by financing activities. In the six months ended June 30, 2019, cash flows used in financing activities were approximately $1.9 million, which included $3.0 million of net payments on the KBS Loan Agreement and the EBGL Loan Agreement and $1.0 million of cash provided by joint venture partner, Digirad.

In the six months ended June 30, 2018, cash flows provided by financing activities were approximately $2.2 million, which included $1.4 million of proceeds from the issuance of long-term debt and approximately $1.1 million of net advances under the KBS Loan Agreement and the EBGL Loan Agreement, partially offset by approximately $0.6 million to reduce principal balances of our long-term debt.
We acknowledge that the Company continues to face a challenging operating environment, and we continue to focus on improving our overall profitability, we reported an operating loss for June 30, 2019. We have incurred significant operating losses in recent years and, as of June 30, 2019, we had an accumulated deficit of approximately $93.6 million.  At June 30, 2019, we had outstanding debt of approximately $8.8 million of which $6.6 million is currently payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

We have issued various promissory notes to finance our acquisitions of KBS and EBGL and to provide for our general working capital needs. As of June 30, 2019, we had outstanding debt totaling approximately $8.8 million. Our debt primarily included (i) $0.9 million principal outstanding on KBS’s $4.0 million revolving credit facility under a loan and security agreement (as amended, the "KBS Loan Agreement") with Gerber Finance Inc. ("Gerber Finance"), and $3.0 million principal outstanding under a loan and security agreement with Gerber Finance used to finance the acquisition of EBGL (as amended, the “Acquisition Loan Agreement”), and (ii) $2.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a revolving credit loan agreement with Premier Bank (the "Premier Loan Agreement"). We also have debt with related parties which includes (i) $1.5 million of unsecured promissory notes with Lone Star Value Co-Invest I, LP ("LSV Co-Invest I"), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 ("LSVI Co-Invest I Notes Payable", otherwise referred to herein and defined below as the LSV Co-Invest I January Note and LSV Co-Invest I June Note) (ii) $0.3 million of unsecured promissory notes with to LSVM, with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 ("LSVM Note"), and (iii) a $0.3 million unsecured promissory note with Digirad Corporation ("Digirad") (NASDAQ: DRAD), a related party, with interest payable at 10.0%per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months, with any unpaid principal and interest due on December 14, 2020.
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
As of December 31, 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In July 2019, we obtained a waiver from Premier Bank for these events through October 1, 2019 (the current maturity date of the Premier Loan Agreement).

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

•	In April 2019, KBS and EBGL executed sale leasebacks of several of their real estate properties (see further discussion in Note 13); and

•	We continue to look for opportunities to refinance our remaining debt on more favorable terms.
On July 3, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Digirad, and Digirad Acquisition Corporation, a Minnesota corporation and newly-formed subsidiary of Digirad (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Digirad.  The Merger Agreement was approved unanimously by the Board, following recommendation by a special committee of independent and disinterested directors.
At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time (other than shares (i) owned by the Company or any subsidiary, (ii) owned by Digirad or Merger Sub, or (iii) held by shareholders who have perfected and not withdrawn a demand for appraisal rights under Minnesota law (collectively (i), (ii) and (iii), “Excluded Shares”)) will be canceled and converted automatically into the right to receive 0.03 shares of a newly created Series A non-convertible perpetual preferred stock, par value $0.0001 per share, of Digirad (“Series A Preferred Stock”).  Each share of the Company’s Series B Stock issued and outstanding immediately prior to the effective time (other than Excluded Shares) will be canceled and converted automatically into the right to receive 2.5 shares of Series A Preferred Stock.
In addition, on May 15, 2019, Digirad and ATRM entered into an Agreement which provides that, in the event the Merger does not close on or prior to December 31, 2019, ATRM will reimburse Digirad of certain consulting and related fees paid by Digirad on behalf of ATRM. We anticipate the Merger to close in the third quarter of 2019; however, there can be no assurance regarding timing of completion of regulatory approvals, which could delay timing of the closing, and the Merger would remain subject to the satisfaction of customary closing conditions including the passing vote of the Company's shareholders.

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

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on their evaluation of our disclosure controls and procedures and due to the material weaknesses described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with oversight by the Board, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation and due to the material weaknesses described below, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective as of June 30, 2019.
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

2.1
Agreement and Plan of Merger dated July 3, 2019 by and among ATRM Holdings, Inc., Digirad Corporation and Digirad Acquisition Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.1
Series B Preferred Stock Dividend Agreement dated July 16, 2019 by and among ATRM Holdings, Inc., Lone Star Value Investors, LP and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.2	Waiver of Promissory Note dated July 17, 2019 with LSV Co-Invest I, LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2019).
10.3	Waiver of Promissory Note dated July 17, 2019 with LSV Co-Invest I, LP (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 18, 2019).
10.4	Waiver of Promissory Note dated July 17, 2019 with Lone Star Value Management, LLC (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 18, 2019).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRM HOLDINGS, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Daniel M. Koch
Daniel M. Koch
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)